Form 10QSB
period 1996-03-31
LCA VISION INC
filed 1996-05-15
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              Form 10-QSB

(Mark one)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

	For the quarterly period ended March 31, 1996.

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT.

	For the transition period from  		 to

Commission file number 0-27610

			LCA-Vision Inc.
		(Exact name of small business issuer as specified in its charter)

    Delaware                                           11-2882328
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                       Identification No.)

	7840 Montgomery Rd., Cincinnati, OH  45236
	(Address of principal executive offices)

	(513) 792-9292
	(Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

	             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed
by sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes 	  No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 78,471,284 at April 30, 1996

Transitional Small Business Disclosure Format (check one):
Yes 	  No   X

                             LCA-VISION INC.
                                 INDEX

                                                                       Page No.

Facing Sheet                                                               1

Index                                                                      2

Part I.	Financial Information
	Item 1.	Financial Statements.

  Unaudited Condensed Consolidated Balance Sheet, March 31, 1996           3

	Unaudited Condensed Consolidated Statements of Operations for the Three
  Months ended March 31, 1996 and 1995                                     4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three
  Months ended March 31, 1996 and 1995                                     5

  Notes to Unaudited Condensed Consolidated Financial Statements           6


  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9



Part II. Other Information                                                11

		Item 1.	Legal Proceedings

		Item 2.	Changes in Securities

		Item 3.	Defaults upon Senior Securities

		Item 4.	Submission of Matters to a Vote of Security Holders

		Item 5.	Other Information

		Item 6.	Exhibits and Reports on Form 8-K


Signatures                                                                12



                               LCA-VISION INC.
                     Condensed Consolidated Balance Sheet
                               March 31, 1996
                                (unaudited)
                                   ASSETS
Current Assets
     Cash and cash equivalents                                 $1,044,812
     Accounts receivable, net of allowance for
          doubtful accounts of $205,235                         2,239,498
     Miscellaneous receivable                                     970,000
Supplies inventory, prepaid expenses and other assets           1,343,630
          Total current assets                                  5,597,940

Property and equipment, net                                     8,860,660

Investment in unconsolidated affiliates                           500,509

Other assets                                                      820,165
          Total assets                                        $15,779,274

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                            $567,221
     Bank line of credit                                          602,000
     Accrued liabilities                                        1,260,399
     Current portion of long-term debt                            643,217
     Deferred revenue                                             674,293
          Total current liabilities                             3,747,130

Long-term debt, net of current portion                          5,738,901
Note payable to shareholder                                     4,188,064
          Total liabilities                                    13,674,095

Shareholders' Equity
 Preferred stock - authorized 10,000,000 shares, $.001 par value;
   6,751 shares issued and outstanding                                  7
 Common stock - authorized 110,000,000 shares,
$.001 par value;
          78,471,284 shares issued and outstanding                 78,471
     Paid-in capital                                            3,077,642
     Retained (deficit)                                        (1,059,421)
     Translation adjustment                                         8,480
          Total shareholders' equity                            2,105,179

Total liabilities and shareholders' equity                    $15,779,274




The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                          LCA-VISION INC.
		Condensed Consolidated Statements of Operations
		for the three months ended March 31, 1996 and 1995
                 (unaudited)
                                                      1996              1995

Net revenue                                       $3,685,704         $3,354,873
Direct operating expenses                          1,742,822          1,663,054
Selling, general and administrative                2,159,979          1,256,255
Depreciation and amortization                        361,996            258,563

Operating profit(loss)                              (579,093)           177,001

Equity in income(loss) of unconsolidated affiliates (325,922)             7,241

Interest expense                                    (163,577)           (34,337)
Interest income                                       26,904             33,300
Other                                                  2,201             41,216
Gain on sale of investment in unconsolidated
                                      affiliate      545,903

Income (loss) before income taxes                   (493,584)           224,421
Income taxes (benefit)                                30,528
Net income (loss)                                  $(524,112)          $224,421

Net income (loss) per share                           $(0.01)              $0.06

If the Company had been subject to income taxes, net income would be:
     Historical net income                                             $224,421
     Provision for income taxes                                          82,528
     Net income                                                        $141,893

Average shares outstanding                        78,471,284          4,000,000

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                               LCA-VISION, INC.
               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and 1995
                                (unaudited)
                                                           1996           1995
Cash flows provided by operating activities:
Net income (loss)                                      $(524,112)      $224,421
Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
     Depreciation and amortization                       361,996        258,563
     Equity in earnings of affiliates                    325,922        (7,241)
     Gain on sale of investment in unconsolidated
                                        affiliate       (545,903)
     Write down of intangible assets                     106,772
     Gain on property disposal                                          (38,162)
Changes in operating assets and liabilities
(Increase) Decrease in:
     Accounts receivable                                (370,521)      (429,400)
     Other current assets                                 22,089        181,999
(Increase) Decrease in:
     Accounts payable                                    (166,515)       517,788
     Accrued liabilities                                  433,903        128,319
     Deferred revenue                                     170,625        268,965
    Net cash provided (used) by operating activities     (185,744)   (1,105,252)

Cash flows from investing activities:
     Purchase of property and equipment                  (943,750)     (582,938)
     Proceeds from sales of equipment                                    84,443
     Acquisition of intangibles                                         (50,964)
     Investment in unconsolidated affiliates             (806,939)

Net cash used in investing activities                  (1,750,689)     (549,459)

Cash flows from financing activities:
     Repayment of long-term debt and capital lease
                                        obligations       (30,578)      (12,726)
     Repayment of notes payable shareholders             (187,705)
     Borrowings from bank line of credit                  602,000
     Distribution to shareholders                                      (186,125)
     Other                                                 10,377

Net cash from financing activities                        394,094      (198,851)

Increase (Decrease) in Cash                            (1,542,339)       356,942

Cash and cash equivalents, beginning of period          2,587,151      1,861,311
Cash and cash equivalents, end of period               $1,044,812     $2,218,253

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


      					LCA-VISION INC.
			Notes to Condensed Consolidated Financial Statements Three Months Ended March 31, 1996 and 1995
					(unaudited)

1.	Description of Business and Basis of Presentation

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a comprehensive healthcare services company which establishes and provides ongoing management of laser and other minimally invasive surgery programs for health systems and medical centers. At March 31, 1996, the Company provided these services to 31 hospitals and medical centers throughout the United States.

In 1995, management positioned the Company to provide an ophthalmic excimer laser surgery procedure (photorefractive keratectomy or PRK) to correct nearsightedness in individuals by acquiring in August the minority interest, 33%, of Toronto Laservision Centre (1992), Inc. ("Centre") and establishing in December two centers in the United States. At March 31, 1996, the Company has seven eyecare centers in operation--six in the United States, three of which are wholly-owned, and the Centre.

On September 29, 1995, LCA-Vision merged with Laser Centers of America, Inc. ("LCA"). At the time of the merger, two shareholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA. At the time of its acquisition by the LCA shareholders in July 1995, LCA-Vision was inactive and non-operational. These financial statements reflect the historical financial position and results of operation of LCA, except for the shareholders' equity, which has been restated to reflect the capital structure of LCA-Vision at the time of the merger. All share information in the financial statements has been restated to give effect to this change in the Company's capital structure.


Immediately prior to the merger of LCA and LCA-Vision, LCA distributed $6,390,772 to its shareholders representing a portion of the S Corporation earnings previously included in the taxable income of the shareholders. The shareholders, utilizing the proceeds of the distribution, immediately acquired $2,000,000 of common stock of the Company for cash and lent a total of $4,390,772, receiving in return two promissory notes with interest at 6.91% which become due and payable in full on September 26, 2005. Any or all amounts due under the promissory notes may be prepaid at any time, without penalty.
The total amount owed to the shareholders including accrued interest was $4,340,333 at March 31, 1996. Interest expense on the notes payable shareholders was approximately $74,800 for the three months ended
March 31, 1996.

Pro Forma Data

Prior to the merger, the Company elected to be treated as an S Corporation for income tax purposes. As a result, federal and certain state income taxes were paid by the shareholders.

Pro forma income taxes and net income are presented as if the Company has terminated its S Corporation election as of January 1, 1995. The pro forma income taxes are based on a 38% effective rate. Pro forma net income per share is based on 4,000,000 shares of common stock outstanding, reflecting the recapitalization for the merger.

2.	Significant Accounting Policies

The March 31, 1996 and 1995 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary since its date of acquisition, August 31, 1995. All significant intercompany transactions are eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates.

Earnings per share

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Common stock equivalents (stock options and stock appreciation rights) are anti-dilutive and are not included in the calculation.

3.	Acquisition

On August 31, 1995, the Company acquired the minority interest (33%) of the Centre for approximately $140,000. The Company previously owned 67% of the Centre; however, it did not have control of the activities or the business affairs of the Centre because of the terms of a shareholders' agreement. Accordingly, the Company recorded its investment in the Centre using the equity method until August 31, 1995, at which time the acquisition was accounted for as a purchase and consolidated in the financial statements of the Company.
The Company recorded approximately $7,200 of equity in income of the Centre for the three months ended March 31, 1995.

4.	Investments in Affiliates

In 1996, the Company sold its investment in Continuum Biomedical, Inc., which had been accounted for using the equity method, for $970,000; resulting in a gain of $545,903. Proceeds from the sale were received in April, 1996.

In 1996, the Company entered into agreements to form limited liability companies (Baltimore LLC and Savannah LLC) to operate PRK centers in the respective cities. The Company paid $400,000 for a 40% interest in Baltimore LLC and $333,333 for a 33% interest in Savannah LLC.

The Company accounts for its investment in these limited liability companies, as well as its other joint venture, using the equity method. The Company's share of losses incurred by its three unconsolidated affiliates was $325,922 for the three months ended March 31, 1996.


5.	Related Party Transactions

LCA-Vision provides certain administrative services and leases 9,700 square feet of space to a surgery center. The Company's principal shareholder is the majority owner of this surgery center. For the three months ended March 31, 1996, the Company recorded rent and service income of $79,200 and has an account receivable from the surgery center of $51,700 at March 31, 1996. During the quarter, the surgery center repaid $181,000 of advances for equipment that the Company had recorded in other current assets at December 31, 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In July 1995, the stockholders of Laser Centers of America, Inc. ("LCA") acquired control of an inactive corporation, Maxoil Incorporated, which then changed its name to LCA-Vision Inc. ("LCA-Vision" or the "Company").

LCA-Vision was inactive and non-operational at the time of its acquisition by the LCA stockholders in July 1995. On August 31, 1995, the Company acquired the minority interest of Toronto Laservision Centre (the "Centre").
LCA previously owned 67% of the Centre; however, it did not have control of the activities or the business affairs of the Centre and, accordingly, recorded its investment using the equity method until August 31, 1995. The operations of the Centre since August 31, 1995, are included in the consolidated financial statements of the Company. The Centre provides corrective eye surgery using laser technology.

On September 29, 1995, LCA merged with LCA-Vision. At the time of the merger, two stockholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA.

Immediately prior to the merger of LCA and LCA-Vision, LCA issued a dividend of $6.4 million to its stockholders representing a portion of the S Corporation earnings previously included in the taxable income of the stockholders. Prior to the merger, the LCA stockholders, utilizing the proceeds of their dividends, purchased $2 million worth of LCA-Vision Common Stock at $.50 per share and loaned approximately $4.4 million to LCA-Vision for which the stockholders received long-term promissory notes for the principal amount of the loan plus interest at 6.91%. The promissory notes become due and payable on September 26, 2005, but any and all amounts due under the promissory notes may be prepaid without penalty at any time.

Liquidity and Capital Resources

LCA-Vision has historically financed its operations through bank borrowings and internally-generated funds. At March 31, 1996, the Company has $1,045,000 in cash and temporary investments which it plans to use to maintain its existing business and for expansion into the refractive eyecare center business. The Company also has an $8 million bank line of credit for its working capital requirements. At March 31, 1996, there were borrowings of $602,000 outstanding under this line of credit. This was repaid in April. Future borrowings, if any, will be collateralized by all the assets of the Company.

The Company expects the refractive eyecare surgery centers to become its primary business focus. Each center costs between $1 and $2 million to equip and furnish -- the actual cost varies depending on the configuration of each center, costs incurred for leasehold improvements, costs of furnishing, and equipment costs. The Company has been able to finance the costs of the lasers through a leasing company. The remaining costs have been funded through working capital or by forming operating companies with another investor(s) -- principally hospitals and certain physicians.

Since December 1, 1995, the Company has opened seven (7) centers (two in December) -- four wholly-owned and three with investors. Management is currently evaluating its plans to have up to twenty (20) opened by December 31, 1996. In anticipation of this expansion, management is actively exploring financing options, including: use of the line of credit; public offering or private placement of equity or debt; or some combination of these. There is no assurance that the Company can raise sufficient capital to fund this expansion of centers and may be required to reduce the number of planned new centers.

The Company had working capital of $1,850,810 at March 31, 1996. Included in working capital is a miscellaneous receivable of $970,000 which represents the net proceeds due from the sale of an investment in an unconsolidated affiliate. The proceeds were received in April.

Results of Operations

Net revenue for the three months ended March 31, 1996 and 1995 were $3,685,704 and $3,354,873, respectively. The Company had a net loss of $524,112 for the three months ended March 31, 1996, compared to net income of $224,421 for the three months ended March 31, 1995.

Net revenue for the three months ended March 31, 1996, includes $1,233,461 from the eyecare surgery centers of which $523,206 is from the Centre. Revenues from the management contracts and ancillary services declined $902,630 compared with 1995. The decline is due to the reduced number of hospitals and surgery centers under contract: 31 at March 31, 1996; 48 at March 31, 1995. A new contract was signed with two leading Indianapolis hospitals during the quarter.

The reduction in the number of centers under contract is due to a variety of reasons, including the shift in focus of many healthcare managers to the reorganization of hospitals and hospital systems, along with a change in emphasis to cost reduction and a move away from new program development. These factors have made it more difficult to sign new contracts and renew expiring contracts subsequent to 1992. The Company views the hospital based multi-specialty center business as a mature business and is looking to other sources to produce growth in revenues and profitability.

The refractive eyecare center business will become the primary focus of the Company in the future. The composition of future revenues is expected to change. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from refractive eyecare centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty and depend on the Company's ability to market and sell new and renewal multi-specialty center contracts as well as obtain consumer acceptance of the PRK procedure.

Selling, general and administrative expenses increased $903,274 for the three months ended March 31, 1996, compared to the same period in 1995 due to the extensive advertising campaign and professional fees associated with opening eyecare surgery centers.

Depreciation and amortization increased to $361,996 in 1996 from $258,563 in 1995 due to the increased fixed assets as a result of opening eyecare surgery centers.

Interest expense increased $129,200 to $163,577 compared to 1995 due to the moneys loaned at the time of the merger and the capital lease financing of lasers for the eyecare surgery centers.

The gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the Company's investment in Continuum Biomedical, Inc.

The decline in earnings for the three months ended March 31, 1996, compared with the three months ended March 31, 1995, is due to the opening of the eyecare surgery centers and the reduced number of hospital-based surgery programs the Company manages.

Part II. Other Information.

Item 1.	Legal Proceedings
		None

Item 2.	Changes in Securities.
		None

Item 3.	Defaults upon Senior Securities.
		None

Item 4.	Submission of Matters to a Vote of Security Holders.
		None

Item 5.	Other Information.
		None

Item 6.	Exhibits and Reports on Form 8-K.

		(a)	Exhibits.

   Exhibit 11 Computation of Per Share Earnings(Loss)

			Exhibit 27	Financial Data Schedule

		(b)	Reports on Form 8-K.
          		None
Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

				LCA-VISION INC.


Date	  May 14, 1996		 /s/ Stephen N. Joffe
                          Stephen N. Joffe
                          President and
                          Chief Executive Officer



Date	  May 14, 1996		/s/ Larry P. Rapp
                         Larry P. Rapp
                         Chief Financial Officer