Form 10-Q
period 1996-06-30
LCA VISION INC
filed 1996-08-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                            Form 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT.

For the transition period from _________ to _____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,617,875 at July 31, 1996

Transitional Small Business Disclosure Format (check one):
Yes    No   X

                           LCA-VISION INC.
                                INDEX

                                                       Page No.

Facing Sheet                                              1

Index                                                     2

Part I. Financial Information

 Item 1.  Financial Statements.

   Unaudited Condensed Consolidated
    Balance Sheet, June 30, 1996                          3

   Unaudited Condensed Consolidated Statements
    of Operations for the Three
    and Six Months ended June 30, 1996 and 1995           4

   Unaudited Condensed Consolidated Statements of
    Cash Flows for the Three and Six Months ended
    June 30, 1996 and 1995                                5

   Notes to Unaudited Condensed Consolidated
    Financial Statements                                  6

 Item 2. Management's Discussion and
    Analysis of Financial Condition and Results
    of Operations                                         9


Part II. Other Information                               11

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults upon Senior Securities

 Item 4. Submission of Matters to a Vote of
         Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K


Signatures                                               13

                           LCA-VISION INC.
                    Condensed Consolidated Balance Sheet
                           June 30, 1996
                            (unaudited)



                       ASSETS

Current Assets
 Cash and cash equivalents                               $   950,017
 Accounts receivable, net of allowance for
  doubtful accounts of $206,975                            1,934,637
 Supplies inventory, prepaid expenses and other            1,137,066
          Total current assets                             4,021,720

Property and equipment, net                                9,102,613

Investment in unconsolidated affiliates                      448,483

Other assets                                                 659,497
                                                        ----------
          Total assets                                   $14,232,313
                                                        ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                    $   549,532
     Bank line of credit                                     384,000
     Accrued liabilities                                   1,111,420
     Current portion of long-term debt                       600,580
     Deferred revenue                                        669,036
                                                         ---------
          Total current liabilities                        3,314,568

Long-term debt, net of current portion                     5,727,790
Note payable to shareholder                                4,038,064
                                                        -----------
          Total liabilities                              $13,080,422
                                                       ===========
Stockholders' Equity
     Class A Preferred stock - authorized 1,688 shares,
      $.001 par value; 1,688 shares issued and outstanding        7
     Class B Preferred stock - authorized 5,000,00 shares
     Common stock - authorized 110,000,000 shares, $.001
     par value; 19,617,875 shares issued and outstanding      78,471

     Paid-in capital                                       3,077,642
     Retained (deficit)                                  (2,011,976)
     Translation adjustment                                   7,747
                                                       -----------
          Total stockholders' equity                     $ 1,151,891
                                                       -----------
Total liabilities and stockholders' equity               $14,232,313
                                                       ===========


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                       LCA-VISION INC.
         Condensed Consolidated Statements of Operations for the Three and Six months ended June 30, 1996 and 1995
                       (unaudited)

                                For the Three                For the Six
                                 Months Ended                Months Ended
                                    June 30,                   June 30,
                            1996          1995           1996          1995

Net revenue               $3,525,772   $3,183,497   $ 7,211,476   $6,538,370
Direct operating expenses  1,645,454    1,340,109     3,352,785    3,003,163
Selling, general and
  administrative           2,093,348    1,356,864     4,201,374    2,613,119
Pre-opening expenses                                     87,444
Depreciation and
 amortization                420,414      237,698       782,410      496,261
                           ---------   ----------     ---------    ---------
Operating profit (loss)     (633,444)     248,826    (1,212,537)     425,827

Equity in income (loss) of
 unconsolidated affiliates  (178,420)      (7,241)     (504,342)

Interest expense             178,909       47,300       342,486       81,637
Interest income               21,133       34,735        48,037       68,035
Other                         64,144      (41,311)       66,345          (95)
Gain on sale of investment
 in unconsolidated affiliate                            545,903
                             --------     --------     --------      --------
Income (loss) before
 income taxes               (905,496)     187,709    (1,399,080)     412,130
Income taxes (benefit)        47,065                     77,593
                            --------     --------     ---------      --------
Net income (loss)         $ (952,561)  $  187,709   $(1,476,673)    $ 412,130
                            =========    ========    ==========      ========

Net income (loss) per
  share                   $   ($0.06)               $    ($0.07)
                           ==========                ===========


If the Company had been subject to income taxes, net income would be:
     Historical net income             $  187,709                   $ 412,130
     Provision for income taxes            74,081                     156,609
                                        ---------                    --------
     Net income                        $  113,628                   $ 255,521
                                        =========                   =========
Pro forma net income
 per share                             $     0.11                   $    0.25
                                       ----------                   ---------
Average shares
 outstanding              19,617,821    1,000,000   $19,617,821     1,000,000





The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.




                                                LCA-VISION INC.
                              Condensed Consolidated Statements of Cash Flows
                         for the Three and Six months ended June 30, 1996 and 1995
                                                  (unaudited)

                                                        For the Three Months For the Six Months
                                                                Ended              Ended
                                                               June 30,             June 30,

                                                          1996        1995       1996           1995
Cash flows provided (used) by operating activities:
Net income (loss)                                   $ (952,561)  $  187,709  $(1,476,673)  $  412,130
Adjustments to reconcile net income
 (loss) to net cash
 provided (used) by operating activities:
  Depreciation and amortization                        420,414      237,698      782,410      496,261
     Equity in earnings of affiliates                  178,420        7,217      504,342        7,243
     (Gain) loss on sale of investment
      in unconsolidated affiliate                                    63,492     (545,903)      63,751
     Write down of intangible assets                                             106,772
     (Gain) on property disposal                       (50,630)      (1,000)     (50,630)     (46,691)
Changes in operating assets and liabilities
(Increase) Decrease in:
     Accounts receivable                               307,602      365,785      (62,924)     (63,615)
     Other current assets                               39,553      309,740      261,683      491,742
Increase (Decrease) in:
     Accounts payable                                  (24,201)    (469,119)    (190,716)      48,669
     Accrued liabilities                                80,609     (138,129)     324,990       (9,810)
     Deferred revenue                                    5,257       72,656      165,368      341,621
                                                       --------    ----------    ---------     --------
      Net cash provided (used) by operating activities   4,463      636,049     (181,281)   1,741,301
                                                      --------    ----------    ---------    ---------
Cash flows from investing activities:
     Purchase of property and equipment               (546,821)    (441,413)  (1,490,571)  (1,024,351)
     Proceeds from sales of equipment                   28,500       25,768       28,500      110,211
     Proceeds from sale of investment in affiliate   1,000,000                 1,000,000
     Acquisition of intangibles                                      (5,475)                  (56,439)
     Investment in unconsolidated affiliates          (126,394)                 (933,333)
                                                      --------     --------   ----------      --------
Net cash provided(used)in investing activities         355,285     (421,120)  (1,395,404)    (970,579)
                                                      --------     ---------  -----------     --------
Cash flows from financing activities:
     Borrowing (Repayment)--long-term debt
      obligations                                      (85,855)     729,794     (116,433)     717,068
     Repayment of notes payable shareholders          (150,000)                 (337,705)
     Borrowings from bank line of credit              (218,000)                  384,000
     Distribution to stockholders                                  (656,340)                 (842,465)
     Other                                                (688)                    9,689
                                                        ------     --------       ------     ---------
Net cash from financing activities                    (454,543)      73,454      (60,449)    (125,397)
                                                      ---------    --------      --------    ---------
Increase (decrease) in cash                            (94,795)     288,383   (1,637,134)     645,325

Cash and cash equivalents, beginning of period       1,044,812    2,218,253    2,587,151    1,861,311
                                                    ----------    ---------    ---------    ---------
Cash and cash equivalents, end of period            $  950,017   $2,506,636  $   950,017   $2,506,636




The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                          LCA-VISION INC.


                Notes to Condensed Consolidated Financial Statements
               Three and Six Months Ended June 30, 1996 and 1995
                              (unaudited)

1. Description of Business and Basis of Presentation

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a comprehensive healthcare services company which establishes and provides ongoing management of laser and other minimally invasive surgery programs for health systems and medical centers. At June 30, 1996, the Company provided these services to 31 hospitals and medical centers throughout the United States.

In 1995, management positioned the Company to provide an ophthalmic excimer laser surgery procedure (photorefractive keratectomy or PRK) to correct nearsightedness in individuals by acquiring in August the minority interest, 33%, of Toronto Laservision Centre (1992), Inc. ("Centre") and establishing in December two centers in the United States. At June 30, 1996, the Company has eight eyecare centers in operation--seven in the United States, four of which are wholly-owned, and the Centre.

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

Immediately prior to the merger of LCA and LCA-Vision, LCA distributed $6,390,772 to its shareholders representing a portion of the S Corporation earnings previously included in the taxable income of the shareholders. The shareholders, utilizing the proceeds of the distribution, immediately acquired $2,000,000 of common stock of the Company for cash and lent a total of $4,390,772, receiving in return two promissory notes with interest at 6.91% which become due and payable in full on September 26, 2005. Any or all amounts due under the promissory notes may be prepaid at any time, without penalty. The total amount owed to the shareholders including accrued interest was $4,261,182 at June 30, 1996. Interest expense on the notes payable shareholders was approximately $70,849 and $145,659 for the three and six months ended June 30, 1996, respectively.

Pro Forma Data

Prior to the merger, the Company elected to be treated as an S
Corporation for income tax purposes. As a result, federal and certain state income taxes were paid by the shareholders.

Pro forma income taxes and net income are presented as if the Company has terminated its S Corporation election as of January 1, 1995. The pro forma income taxes are based on a 38% effective rate. Pro forma net income per share is based on 1,000,000 shares of common stock outstanding, reflecting the recapitalization for the merger.


2.  Stock Split

On June 3, 1996, the stockholders approved a one-for-four reverse stock split of the Company's Common Stock and Preferred Stock. All references in the financial statements to share and per share data have been restated to reflect the stock splits.

3. Significant Accounting Policies

The June 30, 1996 and 1995 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Pre-opening costs

Costs associated with the opening of a new eyecare surgical center are expensed during the first full month of the Center's operation.

Earnings per share

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Common stock equivalents (stock options and stock appreciation rights) are anti-dilutive and are not included in the calculation.

Reclassifications

To conform with the presentation for the six months ended June 30, 1996, certain amounts for the three months ended March 31, 1996, were reclassified. This reclassification has no effect on net income for either period.

4.  Acquisition

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


5.  Investments in Unconsolidated Affiliates

In 1996, the Company sold its investment in Continuum Biomedical, Inc., which had been accounted for using the equity method, for $970,000; resulting in a gain of $545,903. Proceeds from the sale were received in April, 1996.

In the first quarter 1996, the Company entered into agreements to form limited liability companies (Baltimore LLC and Savannah LLC) to operate PRK centers in the respective cities. The Company paid $400,000 for a 40% interest in Baltimore LLC and $333,333 for a 33% interest in Savannah LLC.

The Company accounts for its investment in these limited liability companies, as well as its investment in another limited liability company, using the equity method. The Company's share of losses incurred by its three unconsolidated affiliates was $178,420 and $504,342 for the three and six months ended June 30, 1996, respectively.

6.  Preferred Stock

At the Annual Meeting of Stockholders held on June 3, 1996, the stockholders approved an Amendment to the Certificate of Incorporation to decrease the number of authorized shares of Class
A Preferred Stock from 10,000,000 shares to 1,688 shares. The stockholders also approved an amendment to the Certificate of Incorporation which creates and authorizes the Company to issue 5,000,000 shares of an additional class of preferred stock ("Class
B Preferred Stock"). The Board of Directors have discretion to determine the terms of the Class B Preferred Stock without further stockholder approval; however, in no event will the holders of Class B Preferred Stock be granted voting rights superior to the voting rights of any other existing class of stock authorized for issuance by the Company.

7.  Stock Options

During the three months ended June 30, 1996, the Company issued options for 150,000 shares of its common stock under the LCA-Vision Inc. Director's Nondiscretionary Stock Option Plan. The exercise price for these options is $8.00 per share. The Company also issued options for 1,410,500 shares of its common stock under the LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan. The exercise price for these options is $5.25 per share.

8.  Related Party Transactions

LCA-Vision provides certain administrative services and leases 9,700 square feet of space to a surgery center that has as its majority owner the Company's principal stockholder. For the three and six months ended June 30, 1996, the Company recorded rent and service income of $55,270 and $134,470, respectively, and has an account receivable from the surgery center of $136,470 at June 30, 1996. During the first quarter 1996, the surgery center repaid $181,000 of advances for equipment that the Company had recorded in other current assets at December 31, 1995.

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

Immediately prior to the merger of LCA and LCA-Vision, LCA issued a dividend of $6.4 million to its stockholders representing a portion of the S Corporation earnings previously included in the taxable income of the stockholders. Prior to the merger, the LCA stockholders, utilizing the proceeds of their dividends, purchased $2 million worth of LCA-Vision Common Stock at $2.00 per share and loaned approximately $4.4 million to LCA-Vision for which the stockholders received long-term promissory notes for the principal amount of the loan plus interest at 6.91%. The promissory notes become due and payable on September 26, 2005, but any and all amounts due under the promissory notes may be prepaid without penalty at any time.

Liquidity and Capital Resources

LCA-Vision's principal capital requirements include working capital for the financing of accounts receivable from its hospital surgery management contracts, the continuing development of marketing programs for its refractive eyecare surgery centers, and the equipping and furnishing new refractive eyecare surgery centers. The Company has historically financed its operations through bank borrowings and internally-generated funds. At June 30, 1996, the Company has $950,017 in cash and temporary investments which it plans to use to maintain its existing business and for expansion into the refractive eyecare center business. The Company also has an $8 million bank line of credit for use in meeting its working capital requirements. At June 30, 1996, there were borrowings of $384,000 outstanding under this line of credit. Borrowings under the line of credit are collateralized by the assets of the Company.

The Company expects the refractive eyecare surgery centers to become its primary business focus. Each center costs between $1 and $2 million to equip and furnish -- the actual cost varies depending on the configuration of each center, costs incurred for leasehold improvements, costs of furnishing, and equipment costs. The Company has been able to finance the costs of the lasers through a leasing company. The remaining costs have been funded through working capital or by forming operating companies with another investor(s)
- -- principally hospitals and certain physicians.

Since December 1, 1995, the Company has opened eight (8) centers (two in December) -- four wholly-owned and four with investors. Four new centers -- Buffalo, New York; Charlotte, North Carolina; Columbus, Ohio; and Ft. Erie, Ontario, Canada -- are slated to open toward the end of the third quarter 1996. Management is currently evaluating its plans to have up to twenty (20) centers opened by December 31, 1996. In anticipation of this expansion management is actively exploring financing options including: use of the line of credit; public offering or private placement of equity or debt; lease financing of capital equipment; or some combination of these. There is no assurance that the Company can raise sufficient capital to fund this expansion of centers and may be required to reduce the number of planned new centers.

The Company had working capital of $707,152 at June 30, 1996, a decrease of $1,143,658 from the amount at March 31, 1996. $970,000 of the decrease resulted from the collection of the account receivable at March 31, 1996, related to the sale of stock of an investment in an unconsolidated affiliate.

Results of Operations

Net revenue for the three months ended June 30, 1996 and 1995, were $3,525,772 and $3,183,497, respectively. Net revenues for the six months ended June 30, 1996 and 1995, were $7,211,476 and $6,538,370, respectively.

Even though the number of hospitals under management contract declined since June 30, 1995, the Company's revenues increased for both the three and six months ended June 30, 1996, as compared to the comparable periods in 1995. The increase is due primarily to the rollout of eyecare surgery centers and the acquisition of the minority interest in the Toronto center.

The refractive eyecare center business is becoming the primary focus of the Company. The composition of future revenues is expected to change. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from refractive eyecare centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty and depend on the Company's ability to market and sell new and renewal multi-specialty center contracts as well as obtain consumer acceptance of the PRK procedure.

The Company's change in focus from a contract manager of laser and minimally invasive surgery programs to an owner and operator of eyecare surgery centers has resulted in increased direct operating costs and selling and administrative expenses. The primary increases are due to additional personnel needed for the eyecare surgery centers and the marketing efforts required to educate both consumers and the medical community about the photorefractive keratectomy (PRK) procedure. It is anticipated that interest and sales should build as the public learns more about this procedure, but this educational effort results in increased marketing costs.

Depreciation and amortization increased due to the increased capital expenditures required to equip and furnish the eyecare surgery centers. Interest expense increased due to the increased borrowings related to the capitalized leases for the lasers and the loans from the principal shareholders. The gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the Company's investment in Continuum Biomedical, Inc.

The Company had a net loss of $952,561 for the three months ended June 30, 1996, compared to net income of $187,709 for the three months ended June 30, 1995. The Company had a net loss of $1,476,673 for the six months ended June 30, 1995, compared to net income of $412,130 for the three months ended June 30, 1995. The losses are due to the opening of the eyecare surgery centers and the reduced number of hospital-based surgery programs the Company manages.

Part II.  Other Information.

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities.
          None

Item 3.   Defaults upon Senior Securities.
          None

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on June 3, 1996.
Stockholders were solicited for the purpose of voting on three issues. More than 93.22% of the 19,617, 821 issued and outstanding shares were represented at the meeting either in person or by proxy. The results of the voting on each follows.

1.  Elected the following directors to serve until the 1997 Annual
Meeting:

                                            Withhold
     Nominee          Number For            Authority
Stephen N. Joffe      18,300,712             2,348
Sandra F.W. Joffe     18,300,712             2,348
Craig P.R. Joffe      18,300,712             2,348
John C. Hassan        18,300,712             2,348
David M. Schneider    18,300,712             2,348

2. Approved an amendment to the Company's Certificate of Incorporation which authorizes the Company to issue a new class of preferred stock of the Company and decreases the number of shares of the existing class of Preferred Stock the Company is authorized to issue.

Number for:     18,294,358
Number against:      5,782
Number abstaining:   2,795

3. Approved an amendment to the Company's Certificate of Incorporation to effect a one-for-four reverse stock split of the Company's Common Stock and the Company's Preferred Stock.

Number for:        18,288,497
Number against:        10,563
Number abstaining:      4,000

Item 5.  Other Information.
         None


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             Exhibit 11  Computation of Per Share Earnings (Loss)

             Exhibit 27  Financial Data Schedule

        (b)  Reports on Form 8-K.
             None


                            Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                      LCA-VISION INC.



Date:  August 13, 1996            /s/  Stephen N. Joffe
                                  Stephen N. Joffe
                                  President and
                                  Chief Executive Officer




Date:   August 13, 1996           /s/  Larry P. Rapp
                                  Larry P. Rapp
                                  Chief Financial Officer