Form 10QSB
period 1996-09-30
LCA VISION INC
filed 1996-11-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                             Form 10-QSB

(Mark one)
[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

[    ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT.
For the transition period from                to

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

Check whether the issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes___  No ___

                APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date:
19,617,875 at October 31, 1996.

Transitional Small Business Disclosure Format (check one):
Yes ___  No  X

                           LCA-VISION INC.
                                INDEX

                                                            Page No.


Facing Sheet                                                      1

Index                                                             2

Part I.  Financial Information

     Item 1.  Financial Statements.

     Unaudited Condensed Consolidated Balance
     Sheet September 30, 1996                                     3

     Unaudited Condensed Consolidated Statements of
     Operations for the Three and Nine Months ended
     September 30, 1996 and 1995                                  4

     Unaudited Condensed Consolidated Statements of
     Cash Flows for the Nine Months ended September
     30, 1996 and 1995                                            5

     Notes to Unaudited Condensed Consolidated Financial
     Statements                                                   6


     Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9



Part II.                      Other Information                  12

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5   Other Information

     Item 6.  Exhibits and Reports on Form 8-K



Signatures                                                       14

                            LCA-VISION INC
                Condensed Consolidated Balance Sheet
                         September 30, 1996
                             (unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                         $   802,847
  Accounts receivable, net of allowance for
     doubtful accounts of $206,975                    2,283,440
  Supplies inventory, prepaid expenses and other      1,103,902
                                                     ----------
       Total current assets                           4,190,189

Property and equipment, net                           8,644,793

Investment in unconsolidated affiliates                 364,760

Other assets                                            783,344
                                                     ----------
       Total assets                                 $13,983,086
                                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                  $   546,411
  Bank line of credit                                 1,940,000
  Accrued liabilities                                 1,084,879
  Current portion of long-term debt                     636,757
  Deferred revenue                                      623,245
                                                     ----------
       Total current liabilities                      4,831,292

Long-term debt, net of current portion                5,056,870
Notes payable to shareholders                         4,021,672
                                                     ----------
       Total liabilities                             13,909,834
Shareholders' Equity
  Preferred stock - authorized 10,000,000 shares,
    $.001 par value 6,751 shares issued and
    outstanding                                               7
  Common stock - authorized 110,000,000 shares,
    $.001 par value 19,617,875 shares issued and
    outstanding                                          78,471
  Paid-in capital                                     3,077,642
  Retained (deficit)                                 (3,103,147)
  Translation adjustment                                 20,279
                                                    -----------
       Total shareholders' equity                        73,252

Total liabilities and shareholders' equity          $13,983,086
                                                    ===========

The Notes to Consolidated Financial Statements are an integral part of this statement.

                                   LCA-VISION INC.
                       Condensed Consolidated Statements of Operations
                   Three and Nine months ended September 30, 1996 and 1995
                                          (unaudited)

                                    Three Months Ended                Nine Months Ended
                                      September 30,                     September 30,
                                    1996        1995                 1996       1995
Net revenue                      $ 3,243,075   $3,625,792        $10,454,551  $10,164,162
Direct operating expenses          1,641,601    1,375,830          4,994,386    4,378,993
Selling, general & administrative  1,931,506    1,888,294          6,132,880    4,501,413
Pre-opening expenses                       0            0             87,444            0
Depreciation and amortization        386,926      232,686          1,169,336      728,947
                                   ---------    ---------         ----------   ----------
Operating profit (loss)             (716,958)     128,982         (1,929,495)     554,809

Equity in income (loss) of
   unconsolidated affiliates        (230,024)      80,462           (734,366)      80,462

Interest expense                    (198,701)     (63,564)          (541,187)    (145,201)
Interest income                       17,079       48,260             65,116      116,295
Other income (expense)                 3,025      (10,650)            69,370      (10,745)
Gain on sale of investment
   in unconsolidated affiliate             0            0            545,903            0
                                   ---------    ---------          ---------    ----------
Income (loss) before income taxes (1,125,579)     183,490         (2,524,659)     595,620

Income taxes (benefit)               (34,413)    (154,500)            43,180     (154,500)
                                   ---------    ---------          ---------    ----------
Net income (loss)                $(1,091,166)  $  337,990        $(2,567,839) $   750,120
                                  ===========   =========         ==========    ==========
Net income (loss) per share      $     (0.06)                    $     (0.13)
                                  ===========                     ==========
If the Company had been subject
to income taxes,
net income would be:

     Historical net income                     $  337,990                     $   750,120
     provision for income taxes                   224,227                         380,836
                                               ----------                      ----------
     Net income                                $  113,763                     $   369,284
                                               ==========                      ==========
     Pro forma net income per share            $     0.09                     $      0.35
                                                =========                      ==========
Average shares outstanding        19,617,821    1,066,837         19,617,821    1,066,837

The Notes to Consolidated Financial Statements are an integral part of this statement.



                                           LCA-VISION INC.
                        Condensed Consolidated Statement of Cash Flows
                         Nine Months Ended September 30, 1996 and 1995
                                             (unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                               1996        1995
Cash flows provided by operating activities:
Net income (loss)                                          $(2,567,839) $  750,120
Adjustments to reconcile net income(loss) to net
 cash provided (used) by operating activities:
  Depreciation and amortization                              1,171,224     728,947
  Deferred income tax benefit                                             (154,500)
  Equity in earnings of affiliates                             734,367
  Gain on sale of investment in
    unconsolidated affiliate                                  (545,903)
  Write down of intangible assets                              106,772
  Gain on property disposal                                    (21,242)   (104,240)
  Other                                                        (72,561)    139,330
Changes in operating assets and liabilities
(Increase) Decrease in:
  Accounts receivable                                         (398,624)     13,489
  Other current assets                                         152,413     343,482
Increase (Decrease) in:
  Accounts payable                                            (187,854)    259,205
  Accrued liabilities                                          309,477     536,832
  Deferred revenue                                             116,500     185,421
                                                             ---------   ---------
 Net cash provided (used) by operating activities           (1,203,270)  2,698,086

Cash flows from investing activities:
  Purchase of property and equipment                        (3,304,122) (1,305,653)
  Proceeds from sale of investment in affiliate              1,000,000
  Proceeds from sales of equipment                              34,015     288,561
  Acquisition of intangibles                                    (4,883)    (60,997)
  Cash paid for acquisition                                               (140,819)
  Investment in unconsolidated affiliates                   (1,079,636)
                                                            ----------  ----------
Net cash used in investing activities                       (3,354,626) (1,218,908)

Cash flows from financing activities:
  Repayment of long-term debt and
    capital lease obligations                                 (278,862) (1,927,452)
  Repayment of notes payable shareholders                     (354,097)
  Proceeds from issuance of common stock                                 2,314,366
  Borrowings under long-term debt
    and capital leases                                       1,457,550   2,963,448
  Borrowings from bank line of credit                        1,940,000
  Distribution to shareholders                                          (4,065,398)
  Other                                                          9,000         266
                                                             ---------  ----------
Net cash from financing activities                           2,773,591    (714,770)
                                                             ---------  ----------
Increase (decrease) in cash                                 (1,784,305)    764,408

Cash and cash equivalents, beginning of period               2,587,152   2,068,988
Cash and cash equivalents, end of period                    $  802,847 $ 2,833,396


The Notes to Consolidated Financial Statements are an integral part of this statement.

                           LCA-VISION INC.
        Notes to Condensed Consolidated Financial Statements
       Three and Nine Months Ended September 30, 1996 and 1995
                             (unaudited)


1.   Description of Business and Basis of Presentation

LCA-Vision Inc. ("LCA-Vision" or the "Company") owns and manages free-standing surgery centers that provide excimer laser refractive surgery procedures photorefractive keratectomy ("PRK") to correct myopia ("nearsightedness") in individuals. At September 30, 1996, the Company has eleven (11) laser eye surgery centers in operation: nine in the United States, five of which are wholly-owned; one in Canada; and one in Finland.

The Company also establishes and provides ongoing management of laser and other minimally invasive surgery programs for healthcare systems and medical centers. At September 30, 1996, the Company provides these services to twenty-six hospitals and medical centers throughout the United States.

On September 29, 1995, LCA-Vision merged with Laser Centers of America, Inc. ("LCA"). At the time of the merger, two shareholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA. At the time of its acquisition by the LCA shareholders in July 1995, LCA-Vision was inactive and had no operations. These financial statements reflect the historical financial position and results of operation of LCA; except for shareholders' equity which has been restated to reflect the capital structure of LCA-Vision at the time of the merger.

Immediately prior to the merger of LCA and LCA-Vision, LCA distributed $6,390,772 to its shareholders representing a portion of the S Corporation earnings previously included in the taxable income of the shareholders. The shareholders, utilizing the proceeds of the distribution, immediately acquired $2,000,000 of common stock of the Company for cash and lent a total of $4,390,772, receiving in return two promissory notes with interest at 6.91% which become due and payable in full on September 26, 2005. Any or all amounts due under the promissory notes may be prepaid at any time, without penalty. Principal and accrued interest owed to the shareholders was $4,237,798 at September 30, 1996. Interest expense on the notes payable shareholders was $71,018 and $216,126 for the three and nine months ended September 30, 1996, respectively.

Pro Forma Data

Prior to the merger, the Company elected to be treated as an S Corporation for income tax purposes. As a result, federal and certain state income taxes were paid by the shareholders.

Pro forma income taxes and net income are presented as if the Company has terminated its S Corporation election effective January 1, 1995. The pro forma income taxes are based on a 38% effective rate. Pro forma net income per share reflects the recapitalization for the merger.


2.   Stock Split

On June 3, 1996, the shareholders approved a one-for-four reverse stock split of the Company's Common Stock and Preferred Stock. All references in the financial statements to share and per share data have been restated to reflect the stock split.

3.   Significant Accounting Policies

The September 30, 1996 and 1995 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Pre-opening costs

Costs associated with the opening of a new laser eye surgery center are expensed during the first full month of the Center's operation. Pre-opening costs recorded as other current assets were $145,828 at September 30, 1996.

Earnings per share

Net income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Common stock equivalents (stock options and stock appreciation rights) are anti-dilutive and are not included in the calculation.

4.   Acquisition

On August 31, 1995, the Company acquired the minority interest (33%) of Toronto Laservision Centre (1992), Inc. ("Centre") for
approximately  $140,000.  The Company previously owned  67%  of  the
Centre;  however, it did not have control of the activities  or  the
business  affairs  of  the  Centre  because  of  the  terms  of   a
shareholders' agreement. During the period that the Company owned less than 100% of the Centre, its investment was accounted for under the equity method of accounting whereby the Company recorded its proportionate share of the Centre's income and losses as equity in income of unconsolidated affiliate. Commencing in September 1995, when the remaining 33% of the Centre was acquired, the Company consolidated the Centre's operations with those of its own operations.

On October 28, 1996 the Company acquired the shares of 938051 Ontario, Inc., a Canadian corporation that owns a laser eye surgery center in Ft. Erie, Ontario, Canada, for approximately $320,000 plus the assumption of the lease for the laser. The sellers have placed $64,000 of the purchase in escrow for certain legal matters. In addition, the sellers can receive additional consideration up to $280,000 depending on future case volumes.

5.   Investments in Unconsolidated Affiliates

In September 1996 the Company bought a 43% interest in a new laser eye surgery center in Helsinki, Finland. The Company also has investments in three limited liability companies that own and operate PRK surgery centers.

The Company accounts for its investment in these limited liability companies, as well as its investment in the Helsinki facility, using the equity method. The Company's share of losses incurred by its unconsolidated affiliates was $230,024 and $734,366 for the three and nine months ended September 30, 1996, respectively.

In 1996, the Company sold its investment in Continuum Biomedical, Inc., which had been accounted for using the equity method, for $1,000,000; resulting in a gain of $545,903. Proceeds from the sale were received in April 1996.

6.   Preferred Stock

At the Annual Meeting of Stockholders held on June 3, 1996, the stockholders approved an Amendment to the Certificate of Incorporation to decrease the number of authorized shares of Class A Preferred Stock from 10,000,000 shares to 1,688 shares. The stockholders also approved an amendment to the Certificate of Incorporation which creates and authorizes the Company to issue 5,000,000 shares of an additional class of preferred stock ("Class B Preferred Stock"). The Board of Directors has discretion to determine the terms of the Class B Preferred Stock without further stockholder approval; however, in no event will the holders of Class B Preferred Stock be granted voting rights superior to the voting rights of any other existing class of stock authorized for issuance by the Company.

7.   Related Party Transactions

LCA-Vision provides certain administrative services to two ambulatory surgery centers, and leases the facility space for one, that have as their majority owner the Company's principal stockholder. For the three and nine months ended September 30, 1996, the Company recorded rent and service income of $0and $324,968, respectively, and has an account receivable from the surgery centers of $387,571 at September 30, 1996.

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


Liquidity and Capital Resources


LCA-Vision's principal capital requirements include working capital for the financing of accounts receivable from its hospital surgery management contracts, the continuing development of marketing programs for its laser eye surgery centers, and the equipping and furnishing new laser eye surgery centers. The Company has historically financed its operations through bank borrowings and internally-generated funds. At September 30, 1996, the Company has $950,017 in cash and temporary investments which it plans to use to maintain its existing business and for expansion into the refractive eyecare center business. The Company also has an $8 million bank line of credit for use in meeting its working capital requirements. At September 30, 1996, there were borrowings of $1,940,000 outstanding under this line of credit; the assets of the Company serve as collateral for these borrowings.


The Company expects the laser eye surgery centers to become its primary business focus. Each center costs between $1 and $2 million to equip and furnish the actual cost varies depending on the configuration of each center, costs incurred for leasehold improvements, costs of furnishing, and equipment costs. The Company has been able to finance the costs of the lasers through a leasing company. The remaining costs have been funded through working capital or by forming operating companies with another investor(s)--principally hospitals and certain physicians.


At September 30, 1996, the Company had cash and cash equivalents of $802,847. The Company had negative working capital of $641,103 at September 30, 1996. This is due primarily to the use of its line of credit to fund the expansion of its laser eye surgery business. Net cash used to purchase property and equipment and to invest in unconsolidated affiliates was $3,354,626; of which $1,940,000 was funded by borrowings under the line of credit.


Cash  used  by  operating activities for  the  nine  months  ended
September 30, 1996 was $1,203,270. Cash used in operating activities was principally the funding of the anticipated losses from the expansion of the laser eye surgery business. At
September 30, 1996, the Company had cash and cash equivalents of $802,847. Since December 1, 1995, the Company has opened nine (9) laser eye surgery centers (two in December)--five wholly-owned and four with investors. Five new wholly-owned centers -Columbus, Ohio; Palo Alto, California; Clearwater, Florida; Buffalo, New
York; and Albany, New York--are slated to open by December 31, 1996. This will raise the total to nineteen (19) laser eye surgery centers in operation at December 31, 1996. In anticipation of this and future expansion, management is actively exploring financing options including: expanded use of the line of credit; public offering or private placement of equity or debt; lease financing of capital equipment; or some combination of these. To assist in evaluating the Company's options and in raising the necessary capital, the Company has retained the services of a large New York-based investment banking firm.


Results of Operations


Net revenue for the three months ended September 30, 1996 and 1995, were $3,243,075 and $3,625,792 , respectively. Net revenues for the nine months ended September 30, 1996 and 1995, were $10,454,551 and $10,164,162, respectively. Even though the number of hospitals under management contract has declined since June 30, 1995, the decline in revenues from this source has been offset in large part due primarily to the rollout of laser eye surgery centers and the acquisition of the minority interest in the Toronto center.



Management anticipates that the composition of future revenue will change as more laser eye surgery centers are developed and as the photorefractive keratectomy (PRK) procedure becomes more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser eye surgery centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty.


The Company's change in focus from a contract manager of laser and minimally invasive surgery programs to an owner and operator of laser eye surgery centers has resulted in increased direct operating costs and selling and administrative expenses. The primary increases are due to additional personnel needed for the laser eye surgery centers and the marketing efforts required to educate both consumers and the medical community about the PRK procedure and its benefits. It is anticipated that interest and sales should build as the public learns more about this procedure, but this educational effort results in significant marketing expenditures.


Depreciation and amortization totaled $386,926 and $1,171,224 for the three and nine months ended September 30, 1996, respectively, compared to $232,686 and $728,947 for the three and nine months ended September 30, 1995, respectively. The increase in depreciation is due to the significant capital expenditures required to equip and furnish the laser eye surgery centers.


Interest expense for the three and nine months ended September 30, 1996, increased $135,137 and $395,986 compared to the same periods ended September 30, 1995, as a result of the increased borrowings related to the capitalized leases for the lasers, borrowings under the line of credit, and the loans from the principal shareholders.


The $545,903 gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the investment in Continuum Biomedical, Inc. This investment was sold in the first quarter 1996 and the Company received proceeds of $1,000,000 from the sale.


Income taxes for the nine months ended September 30, 1996, are the Canadian income taxes due on the profits of the Toronto laser eye surgery center. The Company is unable to utilize its operating losses against prior years' income because, prior to the merger discussed above, it was taxed as a S Corporation. As a result, federal and certain state income taxes were paid by the shareholders rather than by the Company. The pro forma provision for income taxes and pro forma net income for the three and nine month periods ended September 30, 1995, reflect the Company's results of operations for such periods as if it had not elected to be taxed as a S Corporation.


The Company had a net loss of $1,091,166 for the three months ended September 30, 1996, compared to net income of $337,990 for the three months ended September 30, 1995. The Company had a net loss of $2,567,839 for the nine months ended September 30, 1996, compared to net income of $750,120 for the nine months ended September 30, 1995. The losses are due primarily to the increased costs associated with the expansion of the laser eye surgery business and the reduced number of hospital-based surgery programs the Company manages.



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

LCA-VISION INC.






Date November 13, 1996        /S/ Stephen N. Joffe

                             Stephen N. Joffe
                              President and Chief Executive Officer







Date November 13, 1996        /s/ Larry P. Rapp

                              Larry P. Rapp
                              Chief Financial Officer