Form 10-K405
period 1996-12-31
LCA VISION INC
filed 1997-03-28
CIK 1003130

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                         _______________________

                              FORM 10-KSB
                        ________________________

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                     Commission file
       December 31, 1996                         number 0-27610


                             LCA-VISION INC.

   A Delaware Corporation                          I.R.S. Employer
                                     Identification No. 11-2882328

                 7840 Montgomery Road, Cincinnati, Ohio 45236
                     Telephone Number (513) 792-9292
                       _________________________

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act:

                             Title of class

                      Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  [X]    No [  ]
                      ________________________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
                     ________________________

     As of March 20, 1997 the latest practicable date, 19,599,234 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$9,005,085 at that date.

                     ________________________

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: None


Transitional Small Business Disclosure Format (Check one):
 Yes ____         No X



                               PART I

Item 1.  Description of Business.

Background, History of Company

     LCA-Vision Inc. (the "Company" or "LCA-Vision") was incorporated in Delaware in 1987 under the name Kessef
Technologies Inc.  In 1988, Kessef Technologies Inc., merged with
Maxoil Incorporated, a California corporation, under the charter of Kessef Technologies, Inc. changing the name of the Company to Maxoil Incorporated. Maxoil Incorporated formerly operated a business developing, managing and syndicating oil and gas investments and in 1988 had completed an initial public offering issuing 1,500,000 shares of its common stock to the public. Since
December 31, 1993, Maxoil Incorporated had been an inactive, non-operational corporation.

     In July, 1995, Stephen N. Joffe, M.D. purchased a majority of the outstanding shares of the common stock and preferred stock of Maxoil Incorporated and amended the Certificate of Incorporation to change the name to LCA-Vision Inc. and to effect a one-for-ten reverse stock split. Dr. Joffe also moved the corporate headquarters to 7840 Montgomery Road, Cincinnati, Ohio.

     On August 31, 1995, LCA-Vision, through its wholly-owned subsidiary, LCA Canada, Inc., acquired all of the stock of the Toronto Laservision Centre, Inc., intending to operate it as a wholly-owned subsidiary of the Company. On September 29, 1995,
Laser Centers of America, Inc., a Delaware corporation ("LCA") founded by Stephen Joffe, merged into LCA-Vision. The shares of LCA-Vision were quoted on Nasdaq's over-the-counter electronic bulletin board under the symbol LCAV. On January 25, 1996, LCA-Vision Common Stock began trading on the Nasdaq SmallCap Market.

Business Overview

LCA-Vision is a manager of laser and minimally invasive surgery programs for hospitals and medical centers and is a leading developer and operator of free-standing laser refractive eye surgery centers in the U.S. and abroad.

In the mid-1980s, the Company pioneered the multi-specialty laser surgery center business, and, during its successful 10 year operating history, was involved in the implementation of over 80 hospital-based, multi-specialty surgery programs. Based on this experience, the Company has developed an expertise in managing and promoting new laser surgery techniques and technologies. The Company continues to manage 26 hospital laser surgery programs on a contract basis and has used the cash flow from these operations to partially fund the expansion of its refractive eye surgery business.

Since 1991, the Company has applied its laser operating expertise to the field of refractive eye surgery and particularly to photorefractive keratectomy, a procedure in which lasers are used to permanently correct nearsightedness and other eye conditions. The Company believes that it is one of the three largest operators of free-standing refractive surgery centers in the U.S. As of December 31, 1996, the Company had twelve refractive surgery facilities in the U.S., two in Ontario, Canada (Toronto and Ft.
Erie) and one in Helsinki, Finland. In addition, the Company has opened two new centers in January 1997 in Albany, New York and Mountain View, California. In total, the Company currently operates 17 laser vision correction centers.

Laser Refractive Surgery Centers

The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services necessary for performing various corrective eye surgeries that employ state-of-the-art laser technologies. Each center is equipped with one or more laser systems in addition to corneal topography instruments, ophthalmic examination equipment, computer systems and standard office equipment. Each center is typically staffed by a center director, an office administrator and a laser technician. Ophthalmologists using the Company's facilities have completed extensive FDA-mandated training sessions and have met the qualification criteria of the Company.

The Company's laser refractive surgery centers operate under the tradename LCA-Vision Laser Centers of Excellence . The surgeries currently performed in the Company's centers primarily include PRK for the treatment of nearsightedness. As new laser-based surgical procedures are approved by the FDA, the Company will accommodate the service requirements for these procedures as well.
By using the Company's facilities, physicians are able to concentrate on treating patients and are freed from the financial and management requirements associated with establishing and operating a surgery center. Additionally, participating physicians benefit from the Company's marketing skills and programs (such as its toll-free 800 numbers) in terms of identifying and capturing potential new patients. Finally, many of the back office administrative and financial functions are performed more efficiently in a centralized operation that can leverage the volume of numerous individual facilities.
Since PRK is not generally reimbursable by third party payers, the Company offers several financing alternatives. Customers can pay for the procedure with cash, bank check, money order or credit card. In addition, the Company offers a 90-days-same-as-cash payment plan that has no application fee and a one hour credit decision time. The plan, offered by an unaffiliated finance company at a 14.9% interest rate for qualified applicants, allows a customer to delay all payments for 90 days and then to pay a fixed monthly amount based on the amount of the initial down payment. The Company also offers information regarding installment plans, insurance coverage, home equity loans and payment through employer flexible benefit plan. The Company bears no credit risk of any of these options.

The Company has had extensive experience with PRK, having operated its laser refractive surgery center in Toronto since 1991. Physicians have performed over 5,000 refractive surgeries, primarily PRK, at this site alone and, since the approval of PRK by the FDA, physicians have performed over 2,000 refractive surgeries in the Company's U.S. centers. The results of a Company study of the initial 1,150 procedures performed at its U.S. centers indicated that, of those procedures with at least six months of follow-up, 85% of the eyes were corrected to between 20/20 and 20/25 and 97% were corrected to at least 20/40. Importantly, the Company is also able to gain experience with new laser technologies and surgery techniques in its Toronto, Ft. Erie and Helsinki centers in advance of their FDA approval in the U.S.

Toronto Laservision Centre, Inc.

     The Toronto Laservision Centre, Inc. has been performing PRK surgery in Toronto, Canada since 1991. Toronto differs from the Company's U.S. centers in that its fixed costs are approximately twice the level of a typical U.S. operation and its price per procedure is slightly lower in U.S. dollar terms. It should be noted that, following the FDA approval of PRK for use in the U.S., the number of U.S. patients referred to Toronto declined during 1996.

Expansion of U.S. Refractive Surgery Centers

     The Company's only operating eye care center as of the third quarter of 1995 was Toronto (which opened in 1991). Since that time, the Company has successfully opened 16 additional eye care centers.

     The Company seeks to differentiate its centers in the marketplace by providing locations and treatment environments that meet patient and doctor preferences. Additionally, if the Company enters a market with an existing laser system (either Summit or VISX), it will typically install the other system if that system better satisfies the needs of local opthalmologists.

The following table sets forth the total number of PRK and LASIK procedures performed at each of the Company's facilities since
January 1, 1996.

FACILITY           1996 TOTAL     Date Opened
_____________      __________     ___________
Baltimore             481             2/96
Cincinnati            423            12/95
Cleveland             266             1/96
Savannah              250             2/96
Toledo                192             4/96
New York City         151            12/95
Dayton                134             4/96
Charlotte              74             9/96
Buffalo                15            12/96
Westchester            12             7/96
Clearwater             10            11/96
Columbus                7            11/96
                   ________
   U.S.
Facilities          2,015

Toronto             1,489             8/91
Ft. Erie               53            11/96
Helsinki               63            10/96
                   ________
   All
Facilities          3,620

(1)  Toronto results exclude 179, 157 and 41 referrals of U.S.
patients from another company for the first three quarters of 1996, respectively, that halted such referrals on July 31, 1996.

(2) Acquired.

The Company has now begun implementing its excimer ophthalmic surgery centers in the U.S. using Summit and VISX lasers to perform PRK on nearsighted patients. Both Summit and VISX lasers are subject to a royalty fee of $250 per procedure performed (the "Pillar Point Royalty"). The following table sets forth the locations at which the Company uses various laser systems.

Summit          VISX            Nidek       Chiron
__________      ________        ________    _______
Cincinnati      Columbus        Helsinki    Toronto
New York City   Mountain View
Cleveland       Charlotte
Savannah        Albany
Dayton          St. Petersburg  Sunrise     LaserSight
                                _______     __________
Toledo          Baltimore       Toronto     Baltimore
Westchester     Toronto
Buffalo
Ft. Erie (Apex Plus)
Toronto (Apex Plus)

Currently, a total of 908 doctors have privileges and have been credentialed at LCA-Vision centers. Of this total, 396 are ophthalmologists and 512 are optometrists. Many of these physicians have signed non-compete agreements with the Company that limit their ability to perform PRK procedures at other facilities for a period of two years.

Competition

As a leading provider of PRK, the Company competes with several surgical and non-surgical treatments to correct refractive disorders, including eyeglasses, contact lenses, other types of refractive surgery (such as radial keratotomy), corneal implants
and other technologies currently under development.   Eye care
services in the U.S., including PRK, are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care centers. Refractive surgery center chains, such as the Company, are a specialized type of multi-site eye care center that primarily provide PRK.

Of the 16,500 ophthalmologists in the U.S., approximately 4,800 have completed the first phase of the FDA-mandated training program required for excimer laser surgery and over 1,260 have completed the second phase which certifies them to treat patients. The Company believes that approximately 70% of all PRK procedures are currently performed by an individual doctor or a small unaffiliated practice group.

In addition to providing eyeglasses and contact lenses, retail optical chains could potentially provide PRK. Certain chains have entered the PRK market with limited success and have cut back their involvement in the industry. Other retail optical chains are not currently focusing on providing refractive surgery.

Among the refractive surgery center chains, the Company is the third largest provider in terms of number of facilities after only Summit (with approximately 20 centers) and Laser Vision Centers, Inc. ("LVCI") (with approximately 20 centers). Summit is also one of the two FDA-approved manufacturers of refractive lasers, and it purchased Lens Express, a contact lens manufacturer and distributor, in 1996. On January 31, 1997, however, Summit announced its intention to either sell or spin-off its chain of vision correction centers in order to better focus on its core business of manufacturing laser equipment. Summit is listed on the Nasdaq National Market under the symbol "BEAM." LVCI is a PRK provider with centers in North America and Europe and is listed on the Nasdaq National Market under the symbol "LVCI." Other competing refractive surgery center chains include TLC The Laser Center (which recently acquired the laser center operations of 20/20), Sight Resources Corp., Beacon Eye, Vista Technologies and Global Vision.

Multi-Specialty Surgery Programs

In the mid-1980s, the Company pioneered the multi-specialty laser surgery center business and, during its successful 10 year operating history, has implemented over 80 such surgery programs in the U.S., Canada and Asia. The Company has developed, over that time frame, a national infrastructure which includes centralized marketing, management and financial functions. The Company believes that it is the only independent organization providing these management services to the health care provider market. Based on this unique experience, the Company has developed an expertise in managing, marketing and promoting new laser surgery techniques and technologies.

The Company continues to manage 26 multi-specialty surgery programs at various medical facilities on a contract basis. These facilities are located in eighteen states, primarily in the Midwest and Southeast. The contracts with these facilities generally range in duration from one to three years with options to renew. The contract services are provided to the participating hospitals on an exclusive basis within a defined market.

The type of laser or minimally-invasive surgery offered at any of the hospitals which contract for the Company's services is dependent upon the expertise of the professionals who utilize the center and the needs of the specific hospital. Many surgical and medical specialties currently and potentially will be able to utilize lasers in their procedures. Among them are ophthalmology, gynecology, otorhinolaryngology, gastroenterology, pulmonology, urology, neurosurgery, general surgery, plastic surgery, dermatology, vascular surgery, thoracic and cardiac surgery, oncology, oral/maxillofacial, orthopedics, pediatric surgery, podiatry, radiology, burns, traumatology, rheumatology, colo-rectal surgery and sports medicine.

The Company structures its contractual arrangement with facilities to match compensation with the value of the specific services it provides. While the exact terms of the contracts often vary, the basic structure is generally the same. The Company is paid a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. For example, the Company receives fees for its ongoing education program and advertising program. The Company also is compensated for the success of the center, which creates incentives to increase surgical volume or reduce surgical costs. Under a contract tied to laser procedures, the Company is usually paid a fixed amount for each laser surgical procedure performed in the surgery center. Amounts specified per procedure vary from contract to contract.

The renewal of the Company's contracts with the hospital providers is becoming increasingly difficult due to increasing price pressures and the lengthening of the sales cycle. Hospital providers and other entities are being driven to cut costs and scale back their operations, sometimes including the programs that the Company manages. The Company's existing contracts, however, provide significant positive cash flow which the Company is using to partially fund the expansion of its refractive surgery business. In addition, most of the corporate resources previously engaged in the contract management business have been reassigned to the refractive surgery business, which the Company believes has much greater long-term potential.

Program Development Services

The Company has developed a unique set of skills relating to the successful development and management of surgery programs for health care providers such as hospitals and medical centers.
These skills are directly transferable to developing and operating a refractive laser surgery center. These skills include (1) designing the facility, (2) creating an education program, (3) developing a marketing plan and patient referral system, (4) providing ongoing employee training and (5) recruiting and retaining an on-site center director.

Designing the Facility   The Company assesses existing
configurations, available equipment and a facility's potential case mix. The Company then provides specifications for any required changes in layout and any additional equipment that will be needed. Equipment required typically includes lasers, other hardware and operating room accessories.

Creating an Education Program   Concurrent with the design and
configuration of new centers, the Company creates and implements a comprehensive education program for the center's physicians, nurses and technicians. The training and education is conducted by the Company's full-time employees as well as independent faculty who are experts in the fields of laser surgery and other newer surgical procedures. The instruction provided is a combination of lectures and "hands-on" training and is designed for both the physicians utilizing advanced surgical techniques and the surgical technicians and nurses supporting them. The Company is approved by both the Accreditation Council for Continuing Medical Education and the Ohio Nurses Association to issue continuing education credits to physicians and nurses, respectively. The Company has provided 900 educational courses to nearly 8,300 physicians and awarded almost 65,000 continuing education credit hours. In addition, 145 courses were given to 3,300 registered nurses and support staff.

Developing a Marketing Plan and Patient Referral System   The
Company's marketing and advertising program is designed to build public awareness of the benefits of laser and advanced surgery techniques as well as to build brand recognition of the Laser and Advanced Surgery Centers of Excellence or LCA-Vision Laser Centers of Excellence tradenames. The marketing and advertising is provided by the Company's in-house staff and is tailored to the demographics of the local market. Specialized materials include television, radio and print media advertisements and literature designed for each stage of a center's development. The advertising campaign publicizes a toll-free telephone number which services as the access point for potential patients. This system has succeeded in increasing both laser procedures and overall surgical volume.

Providing Ongoing Employee Training   The Company continuously
monitors developments in lasers and advances in surgical technology, and participating facilities continuously receive updates on new procedures and technology. In addition, the Company monitors medical regulatory developments that may impact the operation of the centers and assists the client in ensuring compliance with applicable governmental requirements. The Company also assists in clinical studies and provides advanced ongoing education for physicians and nurses.

Recruiting and Retaining an On-Site Center Director   The Company
appoints a full-time center director whose primary duties include assisting in physician recruitment, design and implementation of education programs, advising the center on policies and procedures, developing safety procedures, assisting in the credentialing process for advanced surgical operations, attending to staffing requirements and assisting hospital medical committees that deal with the utilization of surgical equipment. The center director is critical to the success of the overall program and is usually an employee of the Company, though the health care provider generally reimburses the Company for a portion of the center director's salary.

Current Multi-Specialty Surgery Programs Under Contract

Facility                                    Location
Advanced Surgery Center of Georgia          Canton, GA
Advanced Surgery Facility-Trumbull Mem.
  Hosp.                                     Cortland, OH
Baptist Medical Center                      Montgomery, AL
Binghamton General Hospital                 Binghamton, NY
Cabrini Medical Center                      New York, NY
Candler Hospital                            Savannah, GA
Carraway Methodist Medical Center           Birmingham, AL
Columbus-Cabrini Medical Center             Chicago, IL
Good Samaritan Hospital and Health Center   Cincinnati, OH
LCA-Center for Surgery                      Cincinnati, OH
The Medical Center of Central Georgia       Macon, GA
Methodist Medical Center of Oak Ridge       Oak Ridge, TN
Pendleton Memorial Methodist Hospital       New Orleans, LA
St. Frances Cabrini Hospital                Alexandria, LA
St. Francis Hospital of New Castle          New Castle, PA
St. Francis Medical Center                  Pittsburgh, PA
St. Francis Surgery Center   Cranberry      Pittsburgh, PA
Saint Joseph Medical Center                 Joliet, IL
St. Mary's Medical Center                   Evansville, IN
St. Patrick's Hospital of Lake Charles      Lake Charles,LA
St. Vincent's Hospital and Health Care
   Center                                   Indianapolis, IN
Sarasota Memorial Hospital                  Sarasota, FL
The Toledo Hospital                         Toledo, OH
Trumbull Memorial Hospital                  Warren, OH
Wausau Hospital Center                      Wausau, WI
Wilson Memorial Regional Hospital           Johnson City, NY

Properties

Each of the Company's laser refractive surgery centers is located in leased space. The laser refractive surgery centers are generally located in professional office buildings. Substantially all of the laser refractive surgery centers include laser surgery rooms, private examination rooms, and large patient waiting areas.
The leased space ranges in size from approximately 2,000 to 6,700 square feet; with expiration dates ranging from October 1997 to January 2003. As of March 20, 1997, the Company had 13 wholly-owned laser refractive surgery centers. The following table details the locations of the wholly-owned laser refractive surgery centers by state or province:

California
     Mt. View

Florida
     Clearwater

New York
     Albany
     Buffalo

North Carolina
     Charlotte

Ohio
     Cincinnati
     Cleveland
     Columbus
     Dayton
     Toledo
     Warren

Ontario, Canada
     Ft. Erie
     Toronto

     Employees. As of December 31, 1996, the Company had 118 employees, of whom 86 employees were full-time. The personnel who constitute the Company's independent faculty are doctors and other healthcare professionals retained, when and as needed, as independent contractors to assist with the education and training provided by the Company to its clients. The Company retains its faculty from a pool of doctors or other healthcare professionals who have agreed to provide services to the Company on an independent contractor basis.

     Trademarks. The Company's trademarked names have not yet been formally registered. Where the trademark symbol is used herein, it is the Company's intention to claim a trademark on such names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time the Company continues to use them. At some point in the future, the Company plans to formally register their trademarks with the U.S. Trademark Office.

Item 3.  Legal Proceedings.

     Toronto Laser/Sight Centre was named as co-defendant in a lawsuit, Sophie Nowogorski v. Dr. Herb Tanzer and Toronto
LaserSight Centre (Toronto Laservision Centre, Inc.), filed on
April 28, 1994 in the Ontario Court (General Division) by a former patient of the Toronto LaserSight Centre claiming negligence, breach of contract and/or assault and battery in connection with excimer eye surgery performed n the plaintiff. The plaintiff claimed general damages in the amount of $500,000 (Canadian). The Company successfully defended against all of such claims and the court dismissed the case without costs in December 1996. The suit of VISX Incorporated v. Summit Technology Incorporated involves allegations of patent infringement in Canada. VISX has alleged that Summit manufactured and sold a laser system that infringed on its patents. In addition, VISX added as defendants eight Canadian users of these machines, one of which, Dr. Patricia Teal, was a shareholder of The Eye Laser Center, which was acquired by LCA-Vision in October 1996. Summit is aggressively defending its innocence and the Canadian equivalent of the U.S. American Medical Association is defending the physicians. LCA-Vision has not signed a license agreement with VISX on behalf of the Summit laser located in Ft. Erie and used by Dr. Teal. LCA-Vision has held in escrow U.S. $64,000 (in the form of a letter of credit) of the acquisition payment to the shareholders of The Eye Laser Center for settlement of any judgment based upon the time of ownership prior to LCA-Vision's acquisition.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                            PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's Common Stock is traded in the over-the-counter market under the symbol "LCAV." On January 25, 1996, the Common Stock commenced trading on the Nasdaq SmallCap Market. On March 20, 1997, there were approximately 482 holders of record of the Company's Common Stock.

     The following table sets forth, for the periods indicated, as reported on Nasdaq, the range of high and low closing bids. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. For the periods prior to June 30, 1995, there was no active market for the Company's Common Stock and no trading took place.

In June 1996 the Company effected a 1 for 4 reverse stock split.
The bid prices prior to the date of the split have been adjusted for the split.

                                     High          Low
1995:  Third Quarter               $ 2.00       $ 1.00
       Fourth Quarter               21.00         2.52

1996:  First Quarter               $22.00       $ 6.00
       Second Quarter               11.50         3.625
       Third Quarter                 6.25         3.625
       Fourth Quarter                4.375        2.25

     Prior to September 29, 1995, the Company was a subchapter S Corporation for tax purposes and periodically distributed S Corporation dividends to its stockholders. Subsequently, the Company has not paid any cash dividends and does not anticipate doing so in the future.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.


Overview

     On September 29, 1995, LCA-Vision Inc. ("LCA-Vision" or the "Company") merged with Laser Centers of America, Inc. ("LCA"). At the time of the merger, two shareholders together owned
92% of the outstanding voting stock of LCA-Vision and 100% of LCA's. The financial statements reflect the historical assets and liabilities and results of operation of LCA prior to the merger.

     On August 31, 1995, the Company acquired the minority interest of Toronto Laservision Centre (the "Centre") which provides corrective eye surgery using laser technology. LCA previously owned 67% of the Centre; however, it did not have control of the activities or the business affairs of the Centre and, accordingly, recorded its investment using the equity method until August 31, 1995. The operations of the Centre since August 31, 1995, are included in the consolidated financial statements of the Company.

LCA-Vision is a leading developer and operator of free-standing laser refractive surgery centers and manages laser and minimally invasive surgery programs for hospitals and medical centers.

The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") for treatment of myopia (nearsightedness).

The Company manages 26 multi-specialty laser surgery programs at various medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid on a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education and marketing programs of the surgical center and its staff including doctors.

The Company derives its revenue from three primary sources: (i) fees for surgeries performed at its laser refractive surgery centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser refractive surgery centers of investees; and miscellaneous sources. Miscellaneous sources include product sales - lasers and laser surgery instruments - which the Company is phasing out.

The Company classifies its operating expenses into the following categories: (a) direct operating expenses which include: (i) laser refractive surgery centers -- labor, physician fees, Pillar Pointroyalty fees (a royalty fee paid to the manufacturers of the FDA-approved lasers of $250 per procedure), facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - - labor; and (iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center pre-opening expenses which include direct costs incurred prior to opening a laser refractive surgery center; and (d) depreciation and amortization.

Results of Operations

The Company's results of operations in any period are significantly affected by the number of laser refractive surgery centers opened and operating, the number of hospitals under management contract, and the level of services contracted by hospitals and others during such period. Given the limited period of time that the laser refractive surgery centers have been opened, the Company's results of operations may not be indicative of future results.

The following table reflects the Company's expansion into laser refractive surgery centers:


                                   1996       1995        1994
Operating at beginning of period
 Wholly-owned                       2

Investees                           1           1          1
 Opened/acquired during period
 Wholly-owned                       8           2

Investees                           4           1
 Operating at end of period
 Wholly-owned                      10           2
 Investees                          5           1

In January 1997 the Company opened two wholly-owned laser refractive surgery centers. The Company records the activity of its investee laser refractive surgery centers using the equity method of accounting.

Multi-specialty laser surgery programs under contract at December
31 were:  1996 -- 26, 1995 -- 38, and 1994 -- 43.

The following table shows the percentage of net revenue represented by various expense categories reflected in the Company's Consolidated Statement of Operations:


                                     Year Ended December 31,

                                         1996   1995       1994

     Net revenue                       100.0%   100.0%    100.0%
     Direct operating expenses          56.2     43.8      43.1
     General and administrative
     expenses                           53.3     46.2      39.1
     Center pre-opening expenses         1.6
     Depreciation and amortization      11.6      7.6       7.4
     Operating profit (loss)           (22.7)     2.4      10.4

The following table reflects the sources of consolidated net revenue and consolidated direct operating expenses:

                                       Year Ended December 31,

                                        1996    1995      1994
    Net Revenue
     Laser refractive surgery centers   27.0%
     Multi-specialty laser surgery
     programs                           33.9     48.5%     49.9%

     Other                              39.1     51.5      50.1
           Total net revenue           100.0%   100.0%    100.0%

    Direct Operating Expenses
     Laser refractive surgery centers   51.1%
     Multi-specialty laser surgery
     programs                           20.8     42.5%     41.2%

       Other                            28.2     57.5      58.8
           Total direct operating
          expenses                     100.0%   100.0%    100.0%


Net revenue for 1996 was $13,759,838 which represents an increase of $108,810 compared to 1995. Revenue in 1995 decreased
$3,280,807 compared to 1994.

1996 net revenue was positively impacted by the opening of laser refractive surgery centers. This new source of revenue offset the decline in marketing and education services provided to hospitals and surgery centers. The decline in such revenue was due in part to the decline in the number of contracts. In addition, the cost reduction programs instituted by health care providers negatively impacted their marketing and education expenditures. Revenue from multi-specialty laser surgery programs declined as a result of the decreasing number of facilities under contract.

The decrease in 1995 net revenue compared to 1994 is a direct result of the reduction in facilities under contract.

Management anticipates that the composition of future revenue will change as more laser eye surgery centers are developed and as the photorefractive keratectomy ("PRK"), a procedure in which lasers are used to permanently correct nearsightedness, becomes more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser eye surgery centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty.

Direct operating expenses were $7,732,171 in 1996 which represents an increase of $1,751,514 compared to 1995. Direct operating expenses in 1995 decreased $1,310,254 compared to 1994.

The increase in direct operating expenses is primarily a result of the Company's expansion into the laser refractive surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. These costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

General and administrative expenses were $7,327,036 in 1996 which represents an increase of $1,022,125 compared to 1995. General and administrative expenses in 1995 decreased $320,174 compared to 1994. In 1996, the Company spent approximately $2,000,000 for marketing and advertising programs to educate and inform individuals about PRK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increased as the Company opened new refractive laser surgery centers.

Depreciation and amortization increased in 1996 compared to 1995 due to the increase in property and equipment, primarily equipment for the refractive laser surgery centers.

Interest expense was $769,816 in 1996 which is an increase of $460,352 compared to 1995. The increase is primarily a result of the increased borrowings related to the capitalized leases for the lasers, borrowings under the line of credit, and the loans from the principal shareholders.

The $545,903 gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the investment in Continuum Biomedical, Inc. This investment was sold in the first quarter 1996 and the Company received proceeds of $1,000,000 from the sale.

Liquidity and Capital Resources

The Company's principal capital requirements include working capital for the financing of accounts receivable from its multi-specialty laser surgery program contracts and the equipping and furnishing, the continuing development of marketing programs, and the funding of operating losses of its laser refractive surgery centers. To date, the Company has funded its operations largely from internally-generated funds, lease financing, and bank borrowings.

The Company has an $8 million line of credit, expiring July 1, 1997, which it has used to maintain its existing businesses and to expand its laser refractive surgery center business. Borrowings under this line of credit were $3,438,000 at December 31, 1996. The Company anticipates renewing the bank line of credit prior to its expiration. There is, however, no assurance that the bank will renew the line of credit or, if the line is renewed, on the same terms and conditions.

At December 31, 1996, the Company had cash equivalents totaling $724,026 and negative working capital of $3,186,842. The negative working capital is primarily due to the use of the bank line of credit to fund the expansion of the laser refractive surgery centers and to fund their anticipated losses. Net cash used to purchase property and equipment, excluding excimer lasers, and for investment in and advances to unconsolidated affiliates, was $4,559,711 in 1996. Cash used by operating activities for the year 1996 was $969,338. Cash used in operating activities was principally the funding of the anticipated operating losses of the laser refractive surgery centers.

Capital of $100,000 was raised in 1996 through the sale of common stock in private placement transactions. With the first year cost of a laser refractive surgery center of approximately $1 million, the Company has concluded that additional capital is necessary to continue the rollout of new centers. On March 3, 1997, the Company announced that it had engaged an investment banking firm to arrange a $12 million private placement of equity securities for the Company. The proceeds of this financing, when completed, will be used for future rollouts of new laser refractive surgery centers and for general corporate purposes. There is no assurance that the financing will be completed.

Item 7.  Financial Statements.

     The consolidated financial statements for the year ended
December 31, 1996, are included in this Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.


     Not applicable.


     PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     The following individuals serve as the Company's directors and executive officers:

Stephen N. Joffe, age 53,B.S.C., M.B.Ch.B., M.D., F.R.C.S. (Edin.), F.R.C.S. (Glasg.), F.C.S. (SA), F.A.C.S., is the President of LCA-Vision. He was also the founder of LCAV, Inc. and served as its Chairman of the Board and Chief Executive Officer since its founding in 1985. He also founded Surgical Laser Technologies Inc. in 1983 and served as its Chairman until January 1990. In addition, Dr. Joffe is an Esteemed Professor of Surgery at the University of Cincinnati Medical Center, a position he has held since 1990. He was a full-time Professor of Surgery at the University of Cincinnati Medical Center for nine years prior to 1990. Dr. Joffe obtained his medical degree in 1967 from the University of Witwatersand (South Africa), and was awarded a post-doctorate degree in 1976. He has held faculty appointments at the Universities of London, Glasgow and Cincinnati and holds fellowships at the College of Surgeons of South Africa, the Royal College of Surgeons in Edinburgh, the Royal College of Surgeons in Glasgow, and the American College of Surgeons. Dr. Joffe led development efforts in Nd:YAG laser surgical techniques, established the International Nd:YAG Laser Society, and chaired the first two meetings. He is senior editor of six textbooks on lasers, co-author of Lasers in Medicine, author of over 180 papers in scientific journals, contributor of chapters to 32 textbooks, and presenter of over 200 papers before scientific societies in 20 countries throughout the world.

Judith A. Crist, age 53, R.N., M.A., has been Executive Vice President of Operations since 1987. She previously held the position of Director of Operating Room Services at Good Samaritan Hospital, Cincinnati (1986 1987), Henry Ford Hospital, Detroit (1984 1986) and Harper-Grace Hospital, Detroit (1982 1984). Her prior experience includes positions as operating room staff nurse, physician's assistant and operating room supervisor.

Larry P. Rapp, C.P.A., age 49, Chief Financial Officer, joined LCA-Vision in April, 1996. He has over 20 years of financial experience in publicly traded and privately held companies and public accounting experience with Price Waterhouse. Prior to joining LCA-Vision, he was a Principal with Sanctuary Financial Group, Inc. which provided interim financial management to entrepreneurial and turnaround companies (1994 1996). He held various senior financial management positions with Weinberg Capital Corporation (1989 1993), Animed, Inc. (1987 1989), Omnicare, Inc. (1984 1987) and Rotek, Inc. (1983 1984). Mr. Rapp received his B.S. in accounting from the University of Dayton.

Gregory A. Livingston, age 37, the Executive Vice President of Planning and Program Development, is responsible for the design, development, implementation and management of the excimer laser surgery centers. Mr. Livingston previously held the position of LCAV's Vice President, Marketing & Advertising, where he was responsible for strategic development, account management, creative development, public relations coordination, creative production and staff management. His New York-based direct marketing/advertising agency experience covers a broad range of clients including health care, retail, packaged goods, insurance, wine and spirits, mail order and publishing. As of the date of this report, Mr. Livingston was no longer an executive officer or full-time employee of the Company.

Sandra F. W. Joffe, age 53, has been Director, Treasurer and Secretary of the Company since 1986. Ms. Joffe formerly was a Director of Surgical Laser Technology Inc. from 1983 1986. Previously, she had been a professional educator and involved in fundraising for non-profit organizations. Ms. Joffe is the wife of Stephen N. Joffe.

John C. Hassan, age 54, is President of Champion Printing, Inc. Previously, he was Vice President, Marketing of the Drackett Company, a division of Bristol-Meyers Squibb. He currently serves as Treasurer of Printing Industries of Southern Ohio, and is a board member of the Ohio Graphics Arts Health Fund, the Camargo Club and serves on the United Way and Fine Arts campaigns. Mr. Hassan received his undergraduate degree from Princeton and his M.B.A. from Dartmouth College.

Craig P. R. Joffe, age 24, has been a director of the Company since 1995. He is a graduate of Columbia University and is currently studying at Harvard Law School. Mr. Joffe is the son of Stephen N. Joffe.

Section 16(a) Beneficial Ownership Reporting Compliance

     Not applicable.

Item 10.  Executive Compensation.

Summary

     The following table summarizes, for the fiscal years indicated, all annual compensation earned by or granted to the Company's Chief Executive Officer and the only other executive officers whose compensation exceeded $100,000 for all services rendered to the Company in all capacities (the "named executives") during the last fiscal year:

                                              SUMMARY COMPENSATION TABLE


                                                                                       Long-Term
                                                                                      Compensation
                                                Annual Compensation                       Awards

Name and Principal                                                           Securities   All Other
Position                         Year           Salary($)        Bonus($)    Underlying   Compensation
                                                                             Options(#)   ($)
Stephen N. Joffe,                1996           $198,000            --           --       $52,534(2)
President and Chief              1995           $547,032(1)         --           --       $60,672(2)
Executive Officer                1994           $605,000(1)         --           --       $51,919(2)


Judith A. Crist,                 1996           $109,400            --                 200,750 shs.                   --
Executive Vice-                  1995           $ 94,600          $25,594                   --                        --
President, Operations

Gregory A. Livingston            1996           $103,800            --                 135,750 shs.                   --
Executive Vice President of
Planning and Program Development
_________________


(1) Dr. Joffe, as a stockholder of Laser Centers of America, Inc. ("LCA"), an S corporation which merged into the Company on September 29, 1995, received distributions from the Company.
These distributions were separate and discrete from the salary and other compensation paid by the Company to Dr. Joffe and, accordingly, the amounts set forth herein do not include S corporation distributions. See "Certain Relationships and Related Transactions" herein.

(2) Includes for 1994, 1995 and 1996, respectively, $4,678, $5,845 and $5,845, which was a car allowance and $15,104, $14,139 and $778, which were term life insurance and long-term disability premiums for insurance benefitting named executive. Also includes for 1994, 1995, and 1996, respectively, $32,137, $40,688 and
$45,911 placed in a life insurance trust benefitting named executive.


Stock Options

     The following table sets forth information regarding stock options granted to the named executives during 1996:

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                          Number of          % of Total
                          Securities         Options
                          Underlying         Granted to       Exercise of
                          Options            Employees in     Base Price     Expiration
Name                      Granted #(1)       Fiscal Year      ($/Sh.)        Date
________________________  ____________       _____________    ___________    _________
Judith A. Crist                 750          Less than 1%     $5.25           1/1/06

                            200,000          10.2%            $5.25           6/3/06

Gregory A. Livingston           750          Less than 1%     $5.25           1/1/06

                            135,000           6.9%            $5.25           6/3/06










___________________________________

(1) The options granted January 1, 1996, first become exerciseable as to 25% of the shares covered after the end of each of the first four years after the date of grant and are exerciseable in full after the end of four years. Options granted June 3, 1996, first become exercisable as to 20% of the shares covered after the end of each of the first five years after the date of grant and are exercisable in full after the end of five years. The option exercise price is not adjustable over the 10-year term of the options except due to stock splits and similar occurrences affecting all outstanding stock.

     The following table sets forth information regarding stock options exercised by the named executives during 1996 and the value of unexercised in-the-money options held by the named parties as of December 31, 1996:

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                 AND FY-END OPTION VALUES
                                                           Number of Securities            Value of Unexercised In-the-
                                                           Underlying Unexercised          Money Options at FY-End ($)
                                                           Options at FY-End (#)


                         Shares
                         Acquired       Value
                         on Exercise    Realized
Name                     (#)            ($)             Exercisable   Unexercisable         Exercisable    Unexercisable
________________         ___________    _________       ____________   _____________         ___________    _____________
Judith A. Crist              0             0                 0          200,750                  0                0

Gregory A. Livingston        0             0                 0          135,750                  0                0



Director Compensation

     The Company has no standard arrangements for compensation of directors, except as provided in the LCA-Vision Directors' Nondiscretionary Stock Option Plan (the "Directors' Plan"), and all directors served and continue to serve without compensation directly attributable to their services. There are no non-standard compensation arrangements with directors of the Company.
The Directors' Plan provides that non-employee directors receive an initial grant of an option to purchase 75,000 shares of common stock upon their election to the Board and that thereafter, following each annual meeting of stockholders they receive an automatic grant of an option to purchase 1,250 shares of Common Stock. All such options have an exercise price equal to the fair market value on the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     Under Section 13(d) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, a beneficial owner of a security is any person who directly or indirectly has or shares voting power or investment power over such security. Such beneficial owner under this definition need not enjoy the economic benefit of such securities. The following table sets forth information with respect to the beneficial ownership of shares of Common Stock and Preferred Stock as of March 20, 1997 of each executive officer, each director, and each stockholder known to be the beneficial owner of 5% or more of Common Stock, Class A Preferred Stock, or Class B Preferred Stock and all officers and directors as a group.

                                  Name and Address of                         Amount and Nature                   Percent
Title of Class                    Beneficial Owner(1)                         of Ownership                        of Class
Common Stock                      Stephen N. Joffe, M.D.                      17,731,912 shares owned              90.47%(2)
                                  President and Director                      of record and
                                  8750 Red Fox Lane                           beneficially(2)(3)
                                  Cincinnati, Ohio 45243

Class A                           Stephen N. Joffe, M.D.                      3,376 shares owned of                   51%
Preferred Stock                   President and Director                      record and beneficially
                                  8750 Red Fox Lane
                                  Cincinnati, Ohio 45243

Class B
Preferred Stock                   Stephen N. Joffe, M.D.                      11 shares of                         87.30%
                                  President and Director                      record and beneficially
                                  8750 Red Fox Lane
                                  Cincinnati, Ohio 45243

Common Stock                      Sandra F.W. Joffe                           3,852,649 shares owned               19.66%
                                  Secretary, Treasurer and Director           of record and
                                  8750 Red Fox Lane                           beneficially(3)
                                  Cincinnati, Ohio 45243

Class B                           Sandra F.W. Joffe                           1.6 shares of record                 12.70%
Preferred Stock                   Secretary, Treasurer and Director           and beneficially
                                  8750 Red Fox Lane
                                  Cincinnati, Ohio 45243

Common Stock                      Craig P.R. Joffe                            2,500,313 shares owned
                                  Director                                    of record and beneficially (2)       12.76%
                                  22 Bigelow Street #2B
                                  Cambridge,  MA 02139

Common Stock                      All directors and executive                 18,248,537 shares owned
                                  officers as a group (6 persons)             of record beneficially (4)           90.81%


Class A                           All directors and executive                 3,376 shares owned of                  51%
Preferred Stock                   officers as a group (6 persons)             record and beneficially

Class B                           All directors and executive                 12.6 shares owned of                  100%
Preferred Stock                   officers as a group (6 persons)             record and beneficially

(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in other footnotes to this table.

(2) Includes 5,000 shares which may be voted by Dr. Joffe as proxy for Sandra F.W. Joffe and Craig P.R. Joffe. Sandra and
Craig Joffe's share totals set forth above include the shares under proxy.

(3) Includes 4,000 shares which are held jointly by Dr. Joffe and Sandra F.W. Joffe.

(4) Includes a total of 496,500 shares which may be acquired upon the exercise of certain unexercised outstanding stock options.

Item 12.  Certain Relationships and Related Transactions.

     Since January 1, 1995, the Company was a party, directly or indirectly, to the following transactions with its current directors, executive officers and principal stockholders
(including any of their associates or affiliates):

     LCA previously was treated for federal income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"). In 1995, prior to the merger with and into LCA-Vision, LCA declared and paid to its two stockholders distributions of $8,456,000, in cash, which constituted payments to the stockholders of LCA's past earnings on which those stockholders have already paid income taxes under Subchapter S of the Code.

     Prior to the merger of LCA into the Company, Dr. and Mrs. Joffe, utilizing a portion of the proceeds of their S corporation distribution from LCA, agreed to lend a total of $4,390,772 to the Company, receiving in return, two long term promissory notes for the principal amount plus interest at a rate of 6.91% per annum. All sums due to Dr. and Mrs. Joffe under the promissory notes are due and payable in full upon the maturity of the promissory notes, September 26, 2005. Any or all amounts due under the promissory notes may be prepaid at any time, without penalty. During 1995 and 1996, the Company repaid $15,003 and $354,097, respectively.

     Dr. Joffe is the guarantor of approximately $11,080,000 in bank loans to the Company, including a mortgage note in the amount of $3,080,000 which remained outstanding at December 31, 1996, and a working capital credit line of up to $8,000,000 on which $3,438,000 had been drawn at December 31, 1996. To date, Dr. Joffe has not been compensated for these personal guarantees.

     In May 1995, the Company acquired a 45% interest in the Surgery Center of Georgia, LLC, Atlanta, Georgia ("SCG"). The transaction was funded entirely by borrowings by SCG. The Company guaranteed a portion of SCG's debt. The Company's principal stockholder acquired another 35% interest in SCG in a similar fashion. In September 1995, the Company's 45% interest in SCG was distributed to the principal stockholder. The Company remained as a guarantor on approximately $2,200,000 of SCG's debt on a temporary basis after the distribution, until the principal stockholder arranged the elimination of the Company's guarantee prior to the end of 1995.

     Dr. Joffe is the principal stockholder and majority owner of The LCA Center for Surgery, Ltd., Cincinnati, Ohio, an Ohio limited liability company ("The Cincinnati Surgery Center"), which was organized in September, 1995. The Company does not hold an investment in the Cincinnati Surgery Center. The Company has leased to The Cincinnati Surgery Center, for a period of 20 years at an annual rental of $190,000, a portion of its office building located at 7840 Montgomery Road and also will provide to The Cincinnati Surgery Center accounting, management and administrative services pursuant to an Administrative Services Agreement for a fee of $5,000 per month.

     LCA and Dr. Joffe previously owned all of the stock of LCA
Canada, Inc. ("LCA Canada") which owned 67% of the stock of the
Toronto Laservision Centre, Inc. (the "Centre").   LCA and Dr.
Joffe contributed their entire interest in LCA Canada to the Company in exchange for nominal consideration. LCA-Vision renamed the subsidiary LCA-Vision Canada, and on August 31, 1995 acquired the remaining 33% of the stock of the Centre from certain unaffiliated holders. Accordingly, the Centre is now a wholly-owned subsidiary of the Company, through its subsidiary LCA-Vision
Canada.

     In November and December, 1996, Dr. Joffe entered into debt conversion transactions with the Company pursuant to which he converted a total of $2,200,000 of the debt owed to him by the Company into 11 shares of Interim Series Class B Preferred Stock. Similarly, Mrs. Joffe converted a total of $321,672 of debt owed to her into 1.6 shares of Interim Series Class B Preferred Stock. Prior to July 1, 1997, the Interim Series Class B Preferred Stock is automatically convertible into the same security, if any, which may be issued to institutional investors in a private placement of $10,000,000 or more, on the same terms and conditions as the institutional investors. From and after July 1, 1997, the Interim Series Class B Preferred Stock is convertible into Common Stock at the then current market price of Common Stock, at the option of the holders.

     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit
Number       Description of Exhibit

3(i)         Amended Certificate of Incorporation of
             Registrant, including subsequent updates     Note (a)

3(ii)        Amended Bylaws of Registrant                 Note (a)

10(a)        LCA-Vision Inc. 1995 Long-Term Stock
             Incentive Plan                               Note (b)

10(b)        LCA-Vision Inc. Directors' Non-Discretionary
             Stock Option Plan                            Note (b)

10(c)        LCA-Vision Inc. 401(k) Plan                  Note (a)

10(d)        Form of Laser Lease with Prime Leasing,
             Inc.                                         Note (a)

10(e)        The LCA Surgery Center Real Estate Lease     Note (a)

10(f)        Toronto LaserSight Centre Real Estate Lease  Note (a)

10(g)        Toronto LaserSight Centre Equipment Lease    Note (a)

10(h)        The LCA Surgery Center, Ltd. Administrative
             Services Agreement                           Note (a)

11           Earnings Per Share Computation

21           Subsidiaries of Registrant

23           Consent of Coopers & Lybrand L.L.P.

24           Powers of Attorney                           Note (c)

27           Financial Data Schedule

             NOTE REFERENCES:

     (a)     Incorporated by reference to the Company's
Registration Statement on Form 10-SB No. 0-27610, which became effective on January 25, 1996.

     (b)     Incorporated by reference to the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1995.

     (c) Contained on the first page of the signature pages contained in this report.

(b)  Reports on Form 8-K

     On December 4, 1996 the Company filed a Current Report on Form 8-K in which, under Item 5 hereof, the Company reported its issuance of Interim Series Class B Preferred Stock and certain Common Stock. A pro forma balance sheet showing the effects of such issuances as of September 30, 1996 was included as an exhibit to such Form 8-K.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-KSB dated March 27, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LCA-Vision Inc.


Date:     March 27, 1997           By:     /s/ Stephen N. Joffe
____________________________          ____________________________
                                      Stephen N. Joffe, President


                          POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry P. Rapp, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-KSB, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive
Officer:                                                Date:



/s/ Stephen N. Joffe          President and        March 27, 1997
____________________          Chief Executive
                              Officer


Principal Financial and
Accounting Officer:


/s/ Larry P. Rapp            Chief Financial       March  27, 1997
___________________          Officer


Directors:


                              Director             March 27, 1997
__________________
John C. Hassan



/s/ Stephen N. Joffe         Director              March 27, 1997
____________________
Stephen N. Joffe

/s/ Sandra F.W. Joffe        Director              March 27, 1997
____________________
Stephen N. Joffe

/s/ Craig P.R. Joffe         Director              March 27, 1997
____________________
Stephen N. Joffe
     INDEX TO CONSOLIDATED
     FINANCIAL STATEMENTS



                                                       Page Number
Description                                         in this Report

Report of Independent Accountants                              F-1

Consolidated Statements of Operations
    for the years ended December 31, 1996, 1995 and 1994       F-2

Consolidated Balance Sheets
    as of December 31, 1996 and 1995                           F-3

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 1996, 1995 and 1994       F-4

Consolidated Statements of Cash Flows
    for the years ended December 31, 1996, 1995 and 1994       F-5

Notes to Consolidated Financial Statements                     F-7

     REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
LCA-Vision Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of LCA-Vision Inc. and its subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Cincinnati, Ohio
March 18, 1997

LCA-VISION INC.

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                              Year Ended December 31,
                                                                              _______________________
                                                             1996                   1995                   1994
                                                             ____                   ____                   _____
Net revenue                                              $13,759,838            $13,651,028              $16,931,835
Direct operating expenses                                  7,732,171              5,980,657                7,290,911
General and administrative
expenses                                                   7,327,036              6,304,911                6,625,085

Center pre-opening expenses                                  225,349
Depreciation and amortization                              1,597,086              1,042,400                1,246,608
                                                          __________              _________                _________

Income (loss) from operations                            ( 3,121,804)               323,060                1,769,231
Equity in income (loss) from
   unconsolidated affiliates                             (   905,993)                40,377                  107,535

Interest income                                               89,130                158,406                   54,125

Interest expense                                         (   769,816)            (  309,464)             (   131,867)

Other income (expense)                                       105,674                 10,390              (   102,493)

Gain on sale of investment in
   unconsolidated affiliate                                  545,903               __________               __________

Income (loss) before income tax                          ( 4,056,906)               222,769                1,696,531

Income tax expense                                        ___________           (    44,005)                __________

Net income (loss)                                       $( 4,056,906)         $     178,764             $  1,696,531
                                                        _____________         ______________            ______________
                                                        _____________         ______________            ______________

(Loss) per share                                        $      (0.21)
                                                        _____________
                                                        _____________

Weighted average number of
 common shares outstanding                                19,609,505


Pro forma income data (unaudited)
   Net income as reported                                                     $     178,764             $  1,696,531
   Provision for income taxes - pro forma                                       (    40,600)             (   645,000)
                                                        _____________           ____________             ____________

   Pro forma net income                                                       $     138,164             $  1,051,531
                                                        _____________           _____________            ____________
                                                        _____________           _____________            ____________

   Pro forma earnings per share                                               $         .02             $       1.05
                                                        _____________          _______________          ______________
                                                        _____________          _______________          ______________

   Pro forma weighted average number of
      common shares outstanding                                                   5,659,208                1,000,000



The accompanying notes are an integral
part of this statement
LCA-VISION INC.


CONSOLIDATED BALANCE SHEETS
                                                  December 31,
                                                1996          1995
ASSETS
   Current assets:
     Cash and cash equivalents          $     724,026       $  2,587,152
      Accounts receivable, net                949,728          1,866,249
      Inventory                               245,000            675,195
      Prepaid expenses and other              984,674            581,120
                                              _______          _________

      Total current assets                  2,903,428          5,709,716
   Property and equipment, net              9,455,518          6,207,065
   Investment in affiliates                   218,578            443,588
   Long-term receivables                      440,745             16,343
   Other assets                               692,175          1,149,197
   Total assets                           $13,710,444        $13,525,909
                                           ==========         ==========



LIABILITIES and SHAREHOLDERS' EQUITY
   Current liabilities
      Note payable to bank               $  3,438,000
      Accounts payable                        782,973       $   734,265
      Accrued liabilities and other         1,045,770         1,344,867
      Current  portion of:
        Long-term debt                        184,632           129,214
        Capital lease obligations             638,895           221,436
                                            _________         __________

     Total current liabilities              6,090,270         2,429,782
   Long-term debt                           4,465,155         7,537,954
   Capitalized lease obligations            1,957,382           939,190
                                            _________         _________

   Total liabilities                       12,512,807        10,906,926
   Commitments and Contingencies
   Shareholders' Equity
      Preferred stock                       2,521,679                 7
      Common stock                             78,835            78,156
      Additional paid-in capital            3,177,278         3,068,818
      Retained (deficit)                  ( 4,592,214)    (     535,308)
      Translation adjustment                   12,059             7,310
                                           __________      _____________

   Total shareholders' equity               1,197,637         2,618,983
                                           __________      _____________

   Total liabilities and shareholders'
   equity                                 $13,710,444       $13,525,909
                                          ============     =============



                                                      The accompanying notes are an integral
                                                                     part of this statement

/TABLE

LCA-VISION INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                     Year Ended December 31,
                                                                  1996                     1995                     1994
Class A Preferred Stock:
        Beginning balance: 1,688; 1,688; and 0 outstanding   $         7            $           7
        Shares issued to effect merger: 1,688 shares           ___________           _______________        ______________
                                                                                                            $          7
        Ending balance:  1,688; 1,688; 1,688 outstanding     $         7            $           7           $          7
                                                              ================       ===============         ==============
Class B Preferred Stock:
        Shares issued under shareholder debt conversion:
         12.6 shares                                         $ 2,521,672
                                                              ____________
   Ending balance:  12.6 outstanding                         $ 2,521,672
                                                              ============

Common Stock:  .001 par value,
      110,000,000 shares authorized
        Beginning balance: 19,538,977; 1,000,000;
      1,000,000 outstanding                                 $     78,156            $       4,000           $      4,000
        Shares issued to effect merger: 18,246,477 shares
        Sale of shares:  44,444 and 292,500 shares                    44                   72,986
        Other:  6,591 shares                                         635                    1,170
                                                            ______________

   Ending balance:  19,590,012; 19,538,977;
      1,000,000 outstanding                                 $     78,835            $      78,156           $      4,000
                                                            ____________            _____________           _____________
                                                            ____________            _____________           _____________
Additional Paid-in Capital
   Beginning balance                                        $  3,068,818            $    491,597           $    471,702
Other                                                              8,504                  19,895
        Shares issued to effect merger                                                 2,229,155
        Sale of shares                                            99,956                  587,831
        Distribution to shareholders                                                   (  239,765)          ______________
   Ending balance                                           $  3,177,278               $3,068,818             $  491,597
                                                            ____________            _____________           _____________
                                                            ____________            _____________           _____________
Retained Earnings (Deficit)
   Beginning balance                                        $(   535,308)              $7,502,334             $6,907,573
   Net income (loss)                                         ( 4,056,906)                 178,764              1,696,531
   Distribution to shareholders                                                        (8,216,406)            (1,101,770)
                                                              ____________             ___________            ___________
  Ending balance                                            $( 4,592,214)             $  (535,308)            $7,502,334
                                                             ==============            ============           ===========
Foreign Currency Translation Adjustment
        Beginning balance                                   $      7,310
        Changes during the year                                    4,749              $     7,310
                                                            ______________            _____________

   Ending balance                                           $     12,059              $     7,310
                                                            ==============            ==============



                                         The accompanying notes are an integral
                                                  part of this statement



LCA-VISION INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Year Ended December

                                                           1996               1995          1994


Cash flows from operating activities:
Net income (loss)                                           $(4,056,906)     $   178,764    $ 1,696,531
Adjustments to reconcile net income (loss)
   to net cash provided (used) in operating activities:
   Depreciation and amortization                              1,597,086        1,042,400      1,246,608
   Equity in loss of unconsolidated affiliates                  905,993
   (Gain) loss on sale of investments                        (  575,903)          63,102         33,688
   (Gain) on disposal of equipment                           (   53,546)      (  120,625)    (   60,565)
   Provision for doubtful accounts receivable                   144,591          153,312     (   12,312)
   Write off of intangibles                                     106,772           63,230
   Changes  in operating assets and liabilities
      (Increase) decrease
         Accounts receivable                                  1,044,285          147,688      1,356,589
         Inventory                                               92,249          280,349         34,377
         Prepaid and other                                  (   155,604)      (  158,899)    (   62,049)
         Other assets                                            50,133       (  146,604)    (  187,934)
      Increase (decrease)
         Accounts payable                                        48,708          346,623     (  360,799)
         Accrued liabilities and other                      (    41,646)         393,346        218,537
                                                             ___________      ___________     __________

Net cash provided (used) by operations                      (   893,788)       2,242,686      3,902,671

Cash flows from investing activities:
   Property and equipment additions                          (2,747,485)      (1,818,126)     ( 771,722)
   Investment in unconsolidated affiliates                   (1,099,126)
   Loans and advances to unconsolidated affiliates           (  713,100)
   Acquisition of business                                   (  149,439)          66,858
   Purchase of intangibles                                   (   40,536)      (  167,768)    (   26,612)
   Proceeds from sales of equipment                             132,676          338,849        236,403
   Proceeds from sale of investment                           1,000,000
                                                             ____________     _____________    ___________

Net cash used by investing activities                        (3,617,010)      (1,580,187)     ( 561,931)

                               The accompanying notes are an integral
                                         part of this statement


LCA-VISION INC.

CONSOLIDATED STATEMENT OF CASH FLOWS  (continued)

                                                            Year Ended December

                                                           1996                 1995          1994


Cash flows from financing activities:
   Net borrowing under line of credit                       $  3,438,000                   $(   345,105)
   Proceeds from long-term notes payable                                       7,590,772
   Repayment of long-term notes payable and
      capitalized lease obligations                          (  545,369)      (1,943,749)   (    56,811)
   Repayment of notes payable to shareholders                (  354,097)      (   15,003)
   Proceeds from sale of common stock                           100,000        2,891,149
   Distribution to shareholders                                               (8,456,171)   ( 1,101,770)
   Other                                                          9,138       (    3,656)    ___________
                                                             ___________      ___________    ___________

Net cash provided (used) by financing activities              2,647,672           63,342    ( 1,503,686)
                                                             ___________      ___________    ___________

Net increase (decrease) in cash                              (1,863,126)         725,841      1,837,054

Cash at beginning of year                                     2,587,152        1,861,311         24,257
                                                              __________      __________     ___________

Cash at end of year                                         $   724,026     $  2,587,152   $  1,861,311
                                                             ===========     ===========    ============

Supplemental disclosures:
   Interest paid                                            $   488,729
                                                             ==========
   Notes payable shareholders converted
      to preferred stock                                    $ 2,521,672
                                                             ==========

   Inventory sold for long-term notes receivable            $   247,946
                                                             ==========

   Capital lease obligations entered into                   $ 2,264,655     $(   971,700)
                                                             ==========      ============
   Transfer of equipment under capital lease
      to affiliate                                          $   485,850
                                                             ==========







     The accompanying notes are an integral
     part of this statement



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On September 29, 1995, LCA-Vision Inc. ("LCA-Vision" or the "Company") merged with Laser Centers of America, Inc. ("LCA"). At the time of the merger, two shareholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA's. The financial statements reflect the historical assets and liabilities and results of operation of LCA prior to the merger. Shareholders' equity was restated to reflect the capital structure of LCA-Vision at the time of the merger.

Immediately prior to the merger, LCA distributed $6,390,772 to its shareholders which represented a portion of the subchapter S corporation earnings previously included in the taxable income of its shareholders. The proceeds of the distribution were used by the shareholders to acquire shares of LCA-Vision common stock for $2 million and to loan the remainder to LCA-Vision, receiving two promissory notes.

Business

LCA-Vision is a leading developer and operator of free-standing laser refractive surgery centers. The Company also manages laser and minimally invasive surgery programs for hospitals and medical centers.

The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") for treatment of myopia (nearsightedness). As of December 31, 1996, the Company had twelve laser refractive surgery facilities in the United States, two in Ontario, Canada, and one in Helsinki, Finland. The Company opened two centers in January 1997 -- Albany, New York and Mountain View, California.

The Company manages 26 multi-specialty laser surgery programs at various medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid on a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education and marketing programs of the surgical center and its staff including doctors.

Principles of Presentation

The consolidated financial statements include the accounts of LCA-Vision Inc., a Delaware corporation, and its wholly-owned subsidiaries after elimination of intercompany balances and transactions. Certain reclassifications of prior year numbers have been made to conform with the current presentation.

Stock Split

In June 1996, the shareholders approved a one-for-four reverse stock split of the Company's common and preferred stock. The number of shares and per share data in these consolidated financial statements have been adjusted retroactively to give effect to these splits as if they had occurred at the beginning of the earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on hand or in banks available for immediate dispersal. Cash equivalents are short-term investments that have an original maturity date of less than 90 days.

Inventory

Inventory is valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method which recognizes the cost over the estimated useful lives of the respective assets, or as to leasehold improvements, the term of the related lease if less than the estimated useful life.

Per Share Data

Earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.
Common equivalent shares from Class B preferred stock (using the as-if converted method) and from stock options (using the treasury stock method) have been excluded from the 1996 computation because their inclusion would be antidilutive.

Pro forma net income per share for the years ended December 31, 1995 and 1994 is based on 22,636,832 and 1,000,000 shares, respectively, of common stock outstanding, reflecting the recapitalization for the merger. The weighted average shares at December 31, 1995 includes shares issued in conjunction with the merger, as outstanding for three months.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, approximates their fair value due to their short term maturities. The fair values of the Company's long-term debt is estimated based on comparison with similar issues or current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the Company's long-term debt approximates its fair value.

Investments in Unconsolidated Affiliates

The equity method is used for investments in laser refractive surgery centers in which the Company has 50% or less ownership. These investments are recorded at the Company's initial investment, increased or decreased by the Company's share of the center's income or loss, less distributions received.

Pre-opening Costs

Costs associated with the opening of a new laser refractive surgery center are expensed during the first month of the center's operation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Credit risk associated with this concentration is limited due to the number and geographic disperson of the accounts and the overall stability of the hospital industry. Management believes that adequate provision has been made for this credit risk.

Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addressed the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement
121 in the first quarter of 1996 and the effect is not material to the Company's operations or financial position taken as a whole.
Under SFAS No. 121, property and equipment of the Company are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value-based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value-based accounting for those arrangements.
The Company adopted Statement No. 123 in the first quarter of 1996 and has elected to continue to account for stock-based compensation arrangements under APB Opinion No. 25.


2.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                December 31,

                                                         1996                     1995
Receivables:
   Trade receivables                                   $  1,049,964          $   2,094,249
   Allowance for doubtful accounts                        ( 100,236)               228,000)
                                                        ____________          _____________

                                                       $    949,728          $   1,866,249
                                                        ============          =============

Inventory:
   Surgical lasers                                     $    210,000          $     325,000
   Surgical supplies                                         35,000                  4,815
   Product inventory                                                               345,380
                                                        ___________           _____________

                                                       $    245,000          $     675,195
                                                        ============         ===============

In December 1996, the Company sold its products inventory at book value ($247,946) and received a two year note. The note bears interest at 9.25% and requires monthly payments of interest and principal.

Prepaid Expenses and Other:
   Prepaid insurance                                    $   205,749          $      33,873
   Miscellaneous receivables                                300,020                272,727
   Other                                                    478,905                274,520
                                                        ___________           ____________

                                                       $    984,674          $     581,120
                                                        ===========           ============



                                                                December 31,
                                                         1996                1995


Property and Equipment:
   Land                                           $    375,000   $     375,000
   Building and improvements                         4,929,192       4,034,233
   Leasehold improvements                              211,962          93,453
   Furniture and fixtures                              570,674         355,096
   Equipment                                         2,966,836       2,078,907
   Equipment held under capital leases               2,818,778       1,041,884
   Vehicles                                            140,587         140,587
                                                   ___________     _________
                                                    12,013,029      8,119,160
   Accumulated depreciation and amortization       ( 3,060,276)   ( 1,956,998)
                                                   ____________   ___________

                                                     8,952,753      6,162,162

   Construction in progress                            502,765         44,903
                                                   ____________    ___________

                                                   $ 9,455,518    $ 6,207,065
                                                   ============    ==========

Depreciation expense was $1,503,268; $884,886; and $965,342 in 1996, 1995 and
1994, respectively. Depreciation and amortization is provided based on the following useful lives: building and improvements -- 5 to 31 years; furniture and fixtures -- 5 to 7 years;
equipment --

5 years; and vehicles -- 5 years.

Other Assets
   Deposits - lasers                             $   262,500       $   440,425
   Equipment held for lease or resale, net            48,267           328,480
   Advertising production materials, net             44,865           208,273
   Goodwill, net                                    133,863            10,000
   Other                                            202,680           162,019
                                                  __________        __________

                                                  $  692,175       $ 1,149,197
                                                  ==========        ==========
Accrued Liabilities and Other
   Accrued interest - shareholder notes          $  357,864       $    77,458
Accrued wages                                        20,000           255,000
   Deferred revenue                                 229,942           506,745
   Other                                            461,932           505,664
                                                 __________        __________

                                                $ 1,069,738       $ 1,344,867

                                                 ==========        ==========
3.   ACQUISITIONS

On October 28, 1996, the Company purchased the outstanding shares of 938051 Ontario Inc. ("The Eye Laser Centre"). The terms of the acquisition provided, among other things, for the Company to pay $160,000 in cash and provide a letter of credit in the amount of $64,000 to be held in escrow pending the earlier of the following:
(1) dismissal of a patent infringement lawsuit filed against one of the sellers, or (2) settlement or final court determination of the lawsuit. In addition, the Company may be required to issue unregistered common stock with a total market value of $280,000 or cash totaling $224,000 based on whether The Eye Laser Centre achieves certain performance objectives. The acquisition of The Eye Laser Centre has been accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired ($124,175) has been recorded as goodwill which will be amortized over 5 years.

On August 31, 1995, the Company acquired the minority interest (33%) of Toronto Laservision Centre (1992), Inc. ("Centre") for approximately $140,000. The Company previously owned 67% of the Centre; however, it did not have control of the activities or the business affairs of the Centre because of the terms of a shareholders' agreement. Accordingly, the Company recorded its investment in the Centre using the equity method until August 31, 1995, at which time the acquisition was accounted for as a purchase and consolidated in the financial statements of the Company. The Company recorded approximately $100,400 and $51,600 of equity in income of the Centre for the eight months ended August 31, 1995 and the year ended December 31, 1994, respectively.


4.   FINANCING ARRANGEMENTS

Note Payable to Bank

The Company has an $8,000,000 line of credit with a bank which matures on July 1, 1997. Interest on borrowings under the line of credit is at the bank's prime rate (8.25% at December 31, 1996) plus 1%. Prior to February 1, 1997, interest on borrowings under the line of credit was at the bank's prime rate less 1%. The weighted average interest rate of borrowings under the line of credit during 1996 was 7.38%; there were no borrowings under the line of credit during 1995. The assets of the Company serve as collateral for the line of credit.

Long-Term Debt

Long term debt consists
of the following:                           December 31,
                                      1996            1995
Mortgage and notes payable         $  3,149,787          $ 3,291,399
Notes payable - shareholders          1,500,000            4,375,769
                                      __________          __________

                                      4,649,787            7,667,168

Current portion                       ( 184,632)           ( 129,214)
                                       __________         __________

                                    $ 4,465,155          $ 7,537,954
                                     ==========         ===========



Mortgage and Notes Payable

During 1995, the Company refinanced the mortgage related to its building. The bank loaned a total of $3,200,000, the proceeds of which were used to repay the existing mortgage ($1,895,000) and finance improvements to the property. On April 1, 1996, the agreement converted to a seven year term loan with monthly principal payments of $13,333 and a payment of $2,093,334 due April 1, 2003. During the remaining term of the loan, the Company can fix the rate of interest for one, three or five years based on United States Treasury Notes with the same maturity plus 1.9%. The interest rate in effect until April 1, 1997, is 7.7%.

The Company also has a note payable collateralized by certain laser equipment. The note requires monthly payments of principal and interest of $3,420 (Canadian) and bears interest at the Royal Bank of Canada prime rate plus 1.75%.

Maturities of long-term debt for the five years subsequent to December 31, 1996 are: 1997 -- $184,632; 1998 -- $187,010; 1999 --
$178,809; 2000 -- $160,000; and 2001 -- $160,000.

The Company's principal shareholder has guaranteed borrowings under the line of credit and the mortgage note payable. These agreements also require the principal shareholder to maintain ownership of at least 50% of the common stock of the Company unless such change in ownership results from a public offering of the Company's common stock. The Company's loan agreements with its primary lender contain a provision whereby the Company would be in default if, in the Bank's reasonable opinion, an event occurs which has a material adverse effect on the Company's financial condition of operations.

An entity owned by the Company's principal shareholder has loan agreements with the Company's primary lender. The loan agreements do not contain restrictive financial covenants but do provide that an event of default occurring under the agreements with the entity owned by the Company's principal shareholder is also a default under the Company's loan agreement. Both entities were in compliance with the provisions of the loan agreements at December 31, 1996.

Notes Payable - Shareholders

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. The promissory notes can be repaid, in whole or in part, prior to maturity without penalty. In 1996, the Company repaid $354,097 of the notes. In two separate transactions in December 1996, the shareholders converted $2,521,672 of their notes into Class B preferred stock (see note 5). At December 31, 1996, the Company owes the shareholders principal and interest totaling $1,857,864.


5.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is an investor in four entities that own and operate laser eyecare surgery centers:

                                                 Ownership
                                                 Percentage
                                                 __________

     The Baltimore Laser Sight Center, Ltd.         45%
     Excimer Associates LLC                         40
     The Georgia Laser Sight Center, Ltd.           33.3
     Silmalaseri Oy                                 43

The Company has contracts to provide a variety of fee-based services to the above companies except for Silmalaseri Oy.

Summary financial information for these investments reported on the equity method of accounting is as follows:

                                                   1996

     Financial Position:
        Current assets                        $ 1,112,553
        Total assets                            2,188,924
        Total liabilities                       2,479,131
        Members' (deficit)                     (  290,207)

     Operating Results:
        Revenue                              $  1,613,978
        Net (loss)                             (2,610,097)

The Company's share of the losses of one of its investees exceeds the carrying amount of the Company's investment and advances. The Company has not provided for the additional losses. The Company will not record its share of income for this investee until its share of that net income equals the share of net losses not recognized.

Revenue for management services performed for the investees was $417,529 in 1996. The Company was reimbursed approximately
$1,613,000 for marketing services performed on behalf of the investees. The Company wrote down the long term receivable due from one of its investees. A charge to income of $272,355 was recorded in 1996.

The Company sold its investment in Continuum Biomedical, Inc. which had been accounted for using the equity method for $1,000,000, resulting in a gain of $545,903. The gain was recorded in the first quarter of 1996.



6.   PREFERRED STOCK

In June 1996, the stockholders of the Company approved a decrease to the number of authorized shares of Class A Preferred Stock from 10,000,000 shares to 1,688 shares. In addition, the stockholders approved an additional class of preferred stock ("Class B Preferred Stock"). The Company is authorized to issue up to 5,000,000 shares of Class B Preferred Stock and the Board of Directors has discretion to determine its terms without further stockholder approval. The holders of the Class B Preferred Stock cannot be granted voting rights superior to the voting rights of any other existing class of stock authorized for issuance by the Company.

Preferred stock is comprised of:

                                               December 31,
                                         1996               1995

Class A, $.001 par value,
1,688 shares authorized,
   1,688 shares issued ($67,510
   aggregate liquidation preference)     $     7          $     7


Class B, $.001 par value,
5,000,000 shares authorized,
   7% dividend
   First Interim Series,
   6 shares issued ($1,200,000
   aggregate liquidation preference)       1,200,000

   Second Interim Series, 6.6 shares
   issued ($1,321,672 aggregate
   liquidation preference)                  1,321,672     __________


                                        $2,521,679        $      7
                                         =========       ===========

The holders of the Class B interim series preferred stock have the right to convert the preferred stock into common stock beginning July 1, 1997. The conversion price is the average of the closing bid prices of the Company's common stock for the 30-trading-day period ending three (3) days prior to the date of conversion. The shares are automatically converted into any class or series of equity securities of the Company issued pursuant to a private placement of equity securities effected on or before June 30, 1997 and with gross proceeds of at least $10,000,000. In the event of a private placement that does not meet the above criteria, the holders of the securities have the right to convert on a pro rata basis. The conversion price is the price per share of the shares issued in connection with the private placement.


7.   INCOME TAXES

There is no provision or benefit for current income taxes in 1996 as a result of the operating losses. Income tax expense, current for 1995 is comprised of: Federal - $10,500 and Foreign - $33,505.


Significant components of the Company's deferred tax assets and liabilities are:

                                          December 31,
                                   1996                    1995

Net operating loss carryforward   $ 1,000,000          $    90,800
Accounts receivable                     17,000                24,500
Inventories                             70,400                47,300
Marketable securities                 138,400              138,400
Property and equipment                 194,800                57,600
Notes payable to shareholders          143,200                31,000
Other                                   45,800               25,000
Equity investments                     330,400           ( 109,800)
                                    ----------          ----------

Net deferred tax assets           $ 1,940,000          $   304,800
                                   ===========          ==========

Valuation allowance                $(1,940,000)          $ (304,800)
                                   ===========          ==========


The Company has recorded a valuation allowance against deferred tax assets because there is no assurance that the Company can generate taxable income sufficient to realize such.

At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $2,500,000 which expire in 2010 and 2011.

Prior to the merger described in Note 1, the Company elected to be taxed as a subchapter S corporation. Income tax liabilities, other than certain state and local income taxes, were included in the tax returns of the shareholders. The state and local income taxes recorded by the Company as general and administrative expense prior to the merger approximated $36,000 and $48,000 for 1995 and 1994, respectively.


8.   LEASES

The Company leases certain office space for its laser refractive surgery centers under operating leases and its lasers under capital lease arrangements.


Future minimum payments are:

                                                Noncancellable
                         Capital                Operating
                         Leases                 Leases
                         -------                ----------------

     1997                $   754,514            $   675,730
     1998                    689,471                647,500
     1999                    689,471                544,370
     2000                    668,570                538,370
     2001                    125,137                383,330
     Thereafter                5,202
                             -------
                           2,932,365
 Less amounts
 representing interest    (  336,088)
                           ----------
Capital lease obligations  2,596,277
 Less current portion     (  638,895)
                           ----------
                         $ 1,957,382
                          ===========



9.   BENEFIT PLANS

In December, 1995, the Company adopted the LCA-Vision Inc. 1995 Long Term Stock Incentive Plan which permits the issuance of options, stock appreciation rights ("SARs") or stock to employees and independent contractors of the Company. This plan replaced the 1986 Incentive Stock Options Plan which was terminated and all outstanding options were cancelled in connection with the merger described in Note 1. The plan reserves a maximum of 2,500,000 shares of common stock to be subject to the plan and provides that awards under the plan shall be determined by the committee of the Board of Directors ("Committee") designated to administer the plan.

Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant.
The Committee determines when options shall be exercisable; however, the options granted in 1996 generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date. The maximum term of any incentive option is ten years. SARs may be granted in such form as the Committee may determine. Stock awards may be granted only in payment of incentive compensation.


Information regarding the 1995 Long Term Stock Incentive Plan follows:

                                             Exercise Price
                                           ___________________

                                 Number of             Weighted
                                 Shares      Actual    Average
                                __________  ________   _________

Options outstanding at
  December 31, 1995                 -0-
   Granted                      1,969,250  $2.25 - $5.25  4.92

  Cancelled                      (178,125)         $5.25
Options outstanding at
  December 31, 1996             1,791,125  $2.25 - $5.25
                                ==========

Exercisable at
  December 31, 1996               334,113  $2.56 - $5.25  4.77
                                ==========

Reserved for future option grants
   at December 31, 1996           708,875
                                ==========

The Company also adopted the LCA-Vision Inc. Director's Nondiscretionary Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors at the fair market value of the Company's common stock at the date of grant. Under this plan, non-employee directors are automatically granted an option to purchase 75,000 shares of the Company's common stock upon election or appointment to the Board and an option to purchase 1,250 of the Company's common stock at the time of every annual organizational meeting of directors following the 1996 annual meeting of shareholders. Such options become exercisable at the rate of 20% per year at the end of each of the first five years following issuance and the options terminate at the expiration of the five-year period. A total of 1,250,000 shares are reserved for issuance under this plan.

Options for 150,000 shares with an exercise price of $8.00 per share were granted in accordance with the LCA-Vision Inc. Director's Nondiscretionary Stock Option Plan during 1996. No options were exercised or cancelled and 1,100,000 shares are reserved for future option grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee option plans. The weighted fair value of the options granted in 1996 was $4.15 per share. Compensation expense was immaterial for 1996. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have changed to the following pro forma amounts:

                                    Net               (Loss) per
                                   (Loss)               Share
                                   ------             ----------

     As reported                $(4,056,906)            $(0.21)
     Pro forma                  $(4,862,631)            $(0.25)

The fair value of Company stock options used to compute pro forma net (loss) and (loss) per share disclosures was determined using the Block-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 98%; risk free interest rates on the date of grant ranging from 5.34% to 6.82%; and an expected holding period of 5 years, the vesting period of the options granted.

The Company has a savings plan ("Plan") under Internal Revenue Code
Section 401(k). All full time employees are covered by the Plan. The Plan contains two elements -- employee salary contributions and discretionary employer contributions. No discretionary employer contributions were made in 1996, 1995 or 1994.

10.   RELATED PARTY TRANSACTIONS

The Company's principal shareholder is the majority owner of the LCA Center for Surgery, Ltd. ("Surgery, Ltd."). Surgery, Ltd. occupies a portion of the Company's office building for which the Company recorded income of $182,764 in 1996. The Company also provided certain administrative and marketing services for which it recorded income of $161,563. Included in accounts receivable at December 31, 1996 is $15,912 due from Surgery, Ltd.

In May 1995, LCA and its principal shareholder acquired 45% and 35% ownership interests, respectively, in the Surgery Center of Georgia, LLC ("SCG") in return for guarantees of certain debt of SCG. As part of the merger and restructuring (see Note 1), LCA distributed its interest in SCG in return for removal from the guarantees of SCG's debt. The 1995 financial statements do not include any of the operating results of SCG during the period LCA had an ownership interest as it was not LCA-Vision's intent for SCG to be part of the ongoing business of LCA-Vision following the merger. In 1996 LCA-Vision recorded income of $59,044 for administrative and marketing services provided to SCG. Included in accounts receivable at December 31, 1996, is $90,495 due from SCG.

The Company provided a $60,000 advance to an officer in 1995. The advance is supported by a promissory note due November 29, 1996, with interest payable at 8.75%. The note was extended and at December 31, 1996, principal and interest of $65,811 is included in prepaid expenses and other. In January 1997, the officer repaid $30,000 of the balance due by selling to the Company 10,909 shares of its common stock at the then market value.

11.   COMMITMENTS AND CONTINGENCIES

The Company is insured with respect to medical malpractice risks on a claims-made basis. The lawsuit filed against the Toronto
Laservision Centre was dismissed without cost in 1996.

The Company has ordered, and taken delivery of, VISX excimer lasers for five of its recently opened laser refractive surgery centers. The total cost of these lasers is $2,625,000. The Company anticipates obtaining lease financing for these lasers. The Company has a commitment letter from a leasing agent for three of the lasers and has obtained proposals for the remainder.