Form 10-K405/A
period 1996-12-31
LCA VISION INC
filed 1997-04-22
CIK 1003130

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

Item 3.  Legal Proceedings.

     Toronto Laser/Sight Centre was named as co-defendant in a lawsuit, Sophie Nowogorski v. Dr. Herb Tanzer and Toronto
LaserSight Centre (Toronto Laservision Centre, Inc.), filed on
April 28, 1994 in the Ontario Court (General Division) by a former patient of the Toronto LaserSight Centre claiming negligence, breach of contract and/or assault and battery in connection with excimer eye surgery performed on the plaintiff. The plaintiff claimed general damages in the amount of $500,000 (Canadian). The Company successfully defended against all of such claims and the court dismissed the case without costs in December 1996. The suit of VISX Incorporated v. Summit Technology Incorporated involves allegations of patent infringement in Canada. VISX has alleged that Summit manufactured and sold a laser system that infringed on its patents. In addition, VISX added as defendants eight Canadian users of these machines, one of which, Dr. Patricia Teal, was a shareholder of The Eye Laser Center, which was acquired by LCA-Vision in October 1996. Summit is aggressively defending its innocence and the Canadian equivalent of the U.S. American Medical Association is defending the physicians. LCA-Vision has not signed a license agreement with VISX on behalf of the Summit laser located in Ft. Erie and used by Dr. Teal. LCA-Vision has held in escrow U.S. $64,000 (in the form of a letter of credit) of the acquisition payment to the shareholders of The Eye Laser Center for settlement of any judgment based upon the time of ownership prior to LCA-Vision's acquisition.

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

Class B                           Sandra F.W. Joffe                           1.6 shares of record                 12.70%
Preferred Stock                   Secretary, Treasurer and Director           and beneficially
                                  8750 Red Fox Lane
                                  Cincinnati, Ohio 45243

Common Stock                      Craig P.R. Joffe                            2,500,313 shares owned
                                  Director                                    of record and beneficially (2)       12.76%
                                  22 Bigelow Street #2B
                                  Cambridge,  MA 02139

Common Stock                      John C. Hassan                                75,00 shares owned
                                  Director                                     of record and beneficially(5)         .37%
                                  7840 Montgomery Rd.
                                  Cincinnati, OH 45236


Common Stock                      All directors and executive                 18,248,537 shares owned
                                  officers as a group (6 persons)             of record beneficially (4)           90.81%


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


(3) Includes 1,000 shares which are held jointly by Dr. Joffe and Sandra F.W. Joffe.

(4) Includes a total of 496,500 shares which may be acquired upon the exercise of certain unexercised outstanding stock options.


(5) Includes 75,000 shares of Common Stock which may be acquired upon the exercise of certain unexercised stock options.
Item 12.  Certain Relationships and Related Transactions.

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

Principal Executive
Officer:                                                Date:



/s/ Stephen N. Joffe          President and        April 22, 1997
____________________          Chief Executive
                              Officer


Principal Financial and
Accounting Officer:


/s/ Larry P. Rapp            Chief Financial       April 22, 1997
___________________          Officer


Directors:


                              Director
__________________
John C. Hassan



/s/ Stephen N. Joffe         Director              April 22, 1997
____________________
Stephen N. Joffe

/s/ Sandra F.W. Joffe        Director              April 22, 1997
____________________
Sandra F.W. Joffe

/s/ Craig P.R. Joffe         Director              April 22, 1997
____________________
Craig P.R. Joffe

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

5 years; and vehicles -- 5 years.

Other Assets
   Deposits - lasers                             $   262,500       $   440,425
   Equipment held for lease or resale, net            48,267           328,480
   Advertising production materials, net             44,865           208,273
   Goodwill, net                                    133,863            10,000
   Other                                            202,680           162,019
                                                  __________        __________

                                                  $  692,175       $ 1,149,197
                                                  ==========        ==========
Accrued Liabilities and Other
   Accrued interest - shareholder notes          $  357,864       $    77,458
Accrued wages                                        20,000           255,000
   Deferred revenue                                 229,942           506,745
   Other                                            437,964           505,664
                                                 __________        __________

                                                $ 1,045,770       $ 1,344,867

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