Form 10QSB
period 1997-03-31
LCA VISION INC
filed 1997-05-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          Form  10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1997.

[    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT.

     For the transition period from __________ to __________

Commission file number 0-27610

                         LCA-Vision Inc.
(Exact name of small business issuer as specified in its charter)

            Delaware                            11-2882328
(State or other jurisdiction of                (IRS Employer
     incorporation or organization)           Identification No.)

     7840 Montgomery Road, Cincinnati, Ohio  45236
     (Address of principal executive offices)

    (513) 792-9292
     (Issuer's telephone number)


 (Former name, former address and formal fiscal year, if changes since last report.)

Check whether then issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X       No

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports to be filed by sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes    X      No

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,599,231 shares as of May 9, 1997.

Transitional Small Business Disclosure Format (check one):
Yes       No   X






                         LCA-VISION INC.

                              INDEX



Signatures
                                             Page No.
Facing Sheet                                    1
Index                                           2
Part I. Financial Information

  Item 1.   Financial Statements

    Unaudited Condensed Consolidated
    Balance Sheet, March 31, 1997               3

    Unaudited Condensed Consolidated
    Statements of  Operations for
    the Three Months ended March 31,
    1997 and 1996                               4

    Unaudited Condensed
    Consolidated Statements of
    Cash Flows for the Three
    Months ended March 31,
    1997 and 1996                               5

    Notes to Unaudited
    Condensed Consolidated
    Financial Statements                        6

  Item 2.   Management's Discussion Analysis
  of Financial Condition and Results of
  Operations                                    10


Part II.  Other Information                     14

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of
            Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K

Signatures                                      15

                         LCA-VISION INC.

              Condensed Consolidated Balance Sheet March 31, 1997
                           (unaudited)

                             ASSETS
Current assets                                $    840,705
  Cash and cash equivalents
  Accounts receivable, net of
  allowance for doubtful accounts
  of $100,236                                    1,065,565

  Supplies inventory, prepaid
  expenses and other                             1,115,905

Total current assets                             3,022,175


Property and equipment, net                      9,312,263

Investment in unconsolidated affiliates            208,832

Other assets                                     1,138,901

Total assets                                  $ 13,682,171


LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
  Accounts payable                            $    559,171
  Bank line of credit                            5,492,000

  Accrued liabilities and other                    953,530

  Current portion of long-term debt                821,992
  Deferred revenue                                 241,700
Total current liabilities                        8,068,393

Long-term debt, net of current portion           4,737,612

Note payable to shareholder                      1,500,000

Total liabilities                               14,306,005

Shareholders' equity
  Preferred stock (Note 5)                       2,521,679
  Common stock - authorized                    110,000,000
  shares, $.001 par value;
  19,599,231 shares issued and outstanding          78,931
  Paid-in capital                                3,227,682
  Retained deficit                              (6,426,486)
  Treasury stock - 10,909 shares                   (30,000)
  Translation adjustment                             4,360
Total shareholders' equity                        (623,834)

Total liabilities and shareholders' equity    $ 13,682,171


 The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                            LCA-VISION INC.
         Condensed Consolidated Statements of Operations
       for the Three Months Ended March 31, 1997 and 1996
                           (unaudited)


                                      1997             1996
Net revenue                          $ 2,762,415   $  3,685,704
Direct operating  expenses             1,871,295      1,733,918
General and administrative expenses    1,879,124      2,081,439
Pre-opening expenses                     162,605         87,444
Depreciation and amortization            413,380        361,996
Operating loss                        (1,563,989)      (579,093)

Equity in loss of unconsolidated
affiliates                                (9,745)      (325,922)

Interest expense                        (235,780)      (163,577)
Interest income                           19,150         26,904

Other                                      6,061          2,201
Gain on sale of investment of
unconsolidated affiliate                       0        545,903


Loss before income taxes              (1,784,303)      (493,584)
Income taxes                                             30,528

Net loss                              (1,784,303)      (524,112)

Accrued dividend - Class B
  preferred stock                        (49,969)             0

Account applicable to loss
  per common share                   $(1,834,272)  $  ( 524,112)

Net loss per common share            $     (0.09)  $      (0.03)


Average common shares outstanding     19,596,398     19,685,321


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                         LCA-VISION INC.
         Condensed Consolidated Statements of Cash Flows
       for the Three Months Ended March 31, 1997 and 1996
                           (unaudited)


                                             1997               1996
Cash flows (used) by operating activities:
Net loss                                    $( 1,784,303)    $  (524,112)
Adjustments to reconcile net
loss to net cash used by operation
activities:
Depreciation and amortization                    413,380         361,996
Equity in earnings of affiliate                    9,745         325,992
Gain on sale of investment in unconsolidated
       affiliate                                                (545,903)
Write down of intangible assets                                  106,772


Changes in operating assets and liabilities
  (Increase) decrease in:
Accounts receivable                             (115,174)       (370,521)
Other current assets                              83,578          22,089
Increase (decrease) in:
Accounts payable                                (219,288)       (166,515)
Other current liabilities                         84,506         433,903
Deferred revenue                                  11,693         170,625
Net cash used by operating activities         (1,515,863)       (185,744)

Cash flows from investing activities:
Purchase of property and equipment              (247,695)       (945,750)
Investment in unconsolidated affiliates                         (806,939)
Net cash used in investing activities           (247,695)     (1,750,689)

Cash flows from financing activities:
Proceeds from sales of common stock               50,500
Repayment of long-term debt and capital
    lease obligations                           (202,170)        (30,578)
Repayment of notes payable shareholders                         (187,705)
Borrowings from bank line of credit            2,054,000         602,000
Other                                            (22,093)         10,377
Net cash from financing activities             1,880,237         394,094

Increase (decrease) in cash                      116,679      (1,542,339)

Cash and cash equivalents, beginning of period   724,026       2,587,151

Cash and cash equivalents, end of period         840,705       1,044,812


 The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                         LCA-VISION INC.
      Notes to Condensed Consolidated Financial Statements
       for the Three Months Ended March 31, 1997 and 1996
(unaudited)

1.  Description of Business Organization

On September 29, 1995, LCA-Vision Inc. (LCA-Vision or the Company) merged with Laser Centers of America, Inc. (LCA). At the time of the merger, two shareholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA's. Shareholders' equity was restated to reflect the capital structure of LCA-Vision at the time of the merger.

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

The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of the-art laser technologies. The surgeries performed in the Company's centers primarily include photorefractive keratectomy
(PRK) for treatment of myopia (nearsightedness). As of March 31, 1997, the Company had fifteen laser refractive surgery facilities in the United States, two in Ontario, Canada, and one in Helsinki, Finland. The Company opened two centers in January 1997 Albany, New York and Mountain View, California and one center in March 1997 - Warren, Ohio.

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


2.  Significant Accounting Policies

The  March  31,  1997  and  1996 financial  data  are  unaudited;
however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Pre-opening Costs

Cost associated with the opening of a new laser refractive surgery center are expensed during the first month of the center's operation.

Investments in Unconsolidated Affiliates

The equity method is used for investments in laser refractive surgery centers in which the Company has 50% or less ownership.
These   investments   are  recorded  at the  Company's initial
investment, increased or decreased by the Company's share of the center's income or loss, less distributions received.

Impact of Recently Issued Accounting Standards

In  February  1997, the FASB issued statement No. 128, Earnings per
 Share, which establishes standards for computing and presenting earnings per share. Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international earnings per share calculations. Statement 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented. The Company expects that adoption of Statement 128 will not have a material effect on earnings per share or prior period earnings per share data.

3.  Acquisitions

On October 28, 1996, the Company purchased the outstanding shares of 938051 Ontario Inc. (The Eye Laser Centre). The terms of the acquisition provided, among other things, for the Company to pay $160,000 in cash and provide a letter of credit in the amount of $64,000 to be held in escrow pending the earlier of the following: (1) dismissal of a patent infringement lawsuit filed against one of the sellers, or (2) settlement or final court determination of the lawsuit. In addition, the Company may be required to issue unregistered common stock with a total market value of $280,000 or cash totaling $224,000 based on whether The Eye Laser Centre achieves certain performance objectives. The acquisition of The Eye Laser Centre has been accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired ($124,175) has been recorded as goodwill which is being amortized over 5 years.


4.  Notes Payable - Shareholders

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. The promissory notes can be repaid, in whole or in part, prior to maturity without penalty. In 1996, the
Company   repaid   $354,097  of  the  notes.  In   two separate
transactions in December 1996, the principal shareholders converted $2,521,672 of their notes into Class B preferred stock (note 5). At March 31, 1997, the principal and interest totaling $1,883,776 is owed.

5.  Preferred Stock

Preferred Stock consists of:
  Class A, $.001 par value
  1,688 shares authorized, 1,688 shares issued ($67,510
  aggregate liquidation preference)                    $         7

  Class B, $.001 par value, 7% dividend
    First Interim Series, 6 shares issued ($1,200,000
    aggregate liquidation preference)                   1,200,000

   Second Interim Series, 6.6 shares issued ($1,321,672
    aggregate liquidation preference)                   1,321,672


                                                       $2,521,679


The holders of the Class B interim series preferred have the right to convert the preferred stock into common stock beginning July 1, 1997. The conversion price is the average of the closing bid prices of the Company's common stock for the 30-day period ending three (3) days prior to the date of conversion.

The shares are automatically converted into any class or series of equity securities effected on or before June 30, 1997 and with gross proceeds of at least $10,000,000. In the event of a private placement that does not meet the above criteria, the holders of the securities have the right to convert on a pro rata basis. The conversion price is the price per share of the shares issued in connection with the private placement. At March 31, 1997, dividends totaling $49,969 have been accrued.

6.  Investments in Unconsolidated Affiliates

The Company sold its investment in Continuum Biomedical, Inc. which had been accounted for using the equity method for $1,000,000 resulting in a gain of $545,903. The gain was recorded in the first quarter of 1996, the proceeds were received in April 1996.


7.  Related Party Transactions

The  Company's principal shareholder is the majority owner
of the LCA  Center  for Surgery, Ltd. (Surgery, Ltd.). Surgery,
Ltd. occupies a portion of the Company's office building for which the Company recorded income of $40,267 for the three months ended March 31, 1996. The Company also provided certain administrative and marketing services for which it recorded income of $15,000 for the three months ended March 31, 1996. Included in accounts receivable at March 31, 1997 is $15,564 due from Surgery, Ltd.

In May, 1995, LCA and its principal shareholder acquired 45% and 35% ownership interests, respectively, in the Surgery Center of Georgia, LLC (SCG) in return for guarantees of certain debt of SCG. As part of the merger and restructuring (see Note 1), LCA distributed its interest in SCG in return for removal from the
guarantees of SCG's debt. LCA-Vision recorded income  of   $9,000
and $24,594 for the three months ended March 31, 1997 and 1996, respectively, for administrative and marketing services provided to SCG. Included in accounts receivable at March 31, 1997, is $97,850 due from SCG. The Company provided a $60,000 advance to a former officer in 1995. The advance is supported by a promissory note due November 29, 1996, with interest payable at 8.75%. The note was extended and in January, 1997, the officer repaid $30,000 of the balance due by selling to the Company 10,909 shares of its common stock at the then market value. At March 31, 1997, principal and interest approximating $35,000 is included in prepaid expenses and other.



Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

LCA-Vision Inc. (LCA-Vision or the Company) is a leading developer and operator of free-standing laser refractive surgery centers and manages laser and minimally invasive surgery programs for hospitals and medical centers. The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye
surgeries  that employ state-of-the-art laser technologies.   The
surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") for treatment of myopia (nearsightedness). The Company also manages 26 multi-specialty laser surgery programs at various medical facilities on a contract basis.

The Company   structures  its  contractual  arrangements to match
compensation with the value of the specific services it provides. The Company is generally paid a fixed amount for the initial work performed to render a center operational and then receives
compensation to service a center  on  an   ongoing   basis.
Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education and marketing programs of the surgical center and its staff including doctors.

The Company derives its revenue from three primary sources: (i) fees for surgeries performed at its laser refractive surgery centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser refractive surgery centers of investees; and miscellaneous sources. Miscellaneous sources include product sales - lasers and laser surgery instruments - which the Company began phasing out effective December 31, 1996.

The Company classifies its operating expenses into the following categories:

(a) direct operating expenses which  include:  (i) laser refractive
surgery  centers --   labor,  physician  fees, Pillar   Point
royalty  fees  (a  royalty  fee   paid   to the manufacturers of the
FDA-approved lasers of $250 per procedure), facility   rent  and
utilities,  and  surgical supplies;   (ii) multi-specialty laser
surgery programs - - labor; and (iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center pre-opening expenses which include direct costs incurred prior to opening a laser refractive surgery center; and (d) depreciation and amortization.

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


                  1997                       1996
                    Q1         Q4        Q3        Q2     Q1
Operating at
beginning of
period
 Wholly-owned       10          6         5         4     2
 Investees           5          3         3         3     1


Opened/acquired
during period        3          4         1         1     2
 Wholly-owned                   2                         2
 Investees

Operating  at
end of period
 Wholly-owned       13          10        6         5      4
 Investees           5           5        3         3      3


The Company records the activity of its investee laser refractive surgery centers using the equity method of accounting.

The following table reflects the number of hospitals under management contract for the three months ended March 31:

                               1997                  1996
Beginning of period             26                    38
End of period                   26                    31

The following table reflects the sources of consolidated net revenue:


                                 Three Months Ended March 31,
                                     1997           1996

Net revenue
Laser refractive surgery centers       57.4%        17.4%
Multi-specialty laser surgery programs 25.3         35.9
Other                                  17.3         46.7

                                      100.0%       100.0%


The following table reflects the direct cost associated with the principal sources of the company's revenue:

                                   Three Months Ended March 31,
                                       1997        1996
Direct costs
Laser  refractive surgery centers       87.9%      89.8%
Multi-specialty laser surgery programs  39.9%      30.4%


Net revenue for the three months ended March 31, 1997, decreased $923,289 compared to the three months ended March 31, 1996. 1997 net revenue was positively impacted by the opening of laser refractive surgery centers. This source of revenue offset the decline in marketing and education services provided to hospitals and surgery centers. Revenue from multi-specialty laser surgery programs declined as a result of the decreasing number of facilities under contract. In addition, the cost reduction programs instituted by health care providers negatively impacted their marketing and education expenditures. Revenue for the three months ended March 31, 1996 includes one-time income of $256,375 from the implementation of programs in hospitals and laser
refractive   surgery  centers  of  investees   and   a contract
cancellation fee.

Procedures performed at laser refractive surgery centers that opened in the first three months of 1996 and have therefore, been open a full year increased 189.6%. Procedures performed at all centers in the first quarter 1997 increased 34.3% compared to total procedures performed in the fourth quarter of 1996. Centers opened in the first quarter 1997 contributed 6.9 percentage points of this overall increase.

Management anticipates that the composition of future revenue will change as more laser eye surgery centers are developed and as the photorefractive keratectomy ("PRK"), a procedure in which lasers are used to permanently correct nearsightedness, becomes more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser eye surgery centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to
significant uncertainty. Direct   operating  expenses  were
$1,871,295 in 1997 which represents an increase of $137,377 compared to 1996. The increase in direct operating expenses is primarily a result of the Company's expansion into the laser refractive surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. These costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue. General and administrative expenses were $1,879,124 in 1997 which represents a decrease of $202,315 compared to 1996. The decrease was due to cost controls instituted at the end of 1996. In 1997, the Company has spent approximately $470,000 for marketing and advertising programs to educate and inform individuals about PRK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increase as the Company opens new refractive laser surgery centers. Depreciation and amortization increased in
1997 compared to 1996 due   to  the  increase  in  property  and
equipment, primarily equipment for the refractive laser surgery centers. Interest expense was $235,780 in 1997 which is an increase of $72,203 compared to 1996. The increase is primarily a result of the increased borrowings related to the capitalized leases for the lasers and borrowings under the line of credit offset by the reduction in loans from the principal shareholders. The $545,903 gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the investment in Continuum Biomedical, Inc. This investment was sold in the first quarter 1996 and the Company received proceeds of $1,000,000 in April, 1996 from the sale.


Liquidity and Capital Resources

The Company's principal capital requirements include working capital for the financing of accounts receivable from its multi-specialty laser surgery program contracts, the equipping and furnishing of its laser refractive surgery centers, the continuing development of marketing programs, and the funding of
operating  losses  of its laser refractive surgery centers.   To
date,  the  Company  has funded its capital requirements  largely
from   internally-generated  funds, lease  financing,  and  bank
borrowings.


The Company has an $8 million line of credit, expiring July 1, 1997, which it has used to maintain its existing businesses and to
expand its  laser  refractive  surgery center   business.
Borrowings under this line of credit were $5,492,000 at March 31,
1997.   The Company anticipates renewing the bank line of  credit
prior to its expiration. There is, however, no assurance that the bank will renew the line of credit or, if the line is renewed, on the same terms and conditions. At March 31, 1997, the Company had cash equivalents totaling $840,705 and negative working capital of $5,046,218. The negative working capital is primarily due to the use of the bank line of credit to fund the expansion of the laser refractive surgery centers and to fund their anticipated losses. Net cash used to purchase property and equipment was $247,695 and $943,750 for the three months ended March 31, 1997 and 1996, respectively. Cash used by operating
activities for the three  months ended March   31,   1997   and
1996  was  $1,515,863   and $185,744, respectively.  Cash used in
operating activities was principally the funding of the anticipated operating losses of the laser refractive surgery centers. Capital of $50,500 was raised in the first quarter
of 1996 through the   sale   of  common  stock  in  private
placement transactions.   With  the first year cost of a laser
refractive surgery center of approximately $1 million, the Company has concluded that additional capital is necessary to continue the rollout of new centers and to accelerate the operational changes underway. On March 3, 1997, the Company announced that it had engaged an investment banking firm to arrange a $12 million private placement of equity securities for the Company. The proceeds of this financing, when completed, will be used for future rollouts of new laser refractive
surgery centers and  for general  corporate  purposes.    There is
no assurance  that  the financing will be completed.



               Part II.  Other Information

Item 1.   Legal Proceedings.
None

Item 2.   Changes in Securities.
None

Item 3.   Defaults upon Senior Securities.
None

Item 4.   Submission of Matters to a Vote of Security Holders.
None

Item 5.   Other Information.
None

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 11  Computation of Per Share Earnings

(Loss) Exhibit 27  Financial Data Schedule

(b) Reports on Form 8-K.
None



                       Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                LCA-VISION INC.



Date      May 14, 1997          /s/ Stephen N. Joffe
                                Stephen N. Joffe
                                President and Chief
                                Executive Officer


Date      May 14, 1997          /s/ Larry P. Rapp
                                Larry P. Rapp
                                Chief Financial Officer



                            LCA-VISION INC.
                     Computation of Per Share Loss
                        For the Three Months Ended
                        March 31, 1997 and 1996


                                           1997        1996

Primary Per Share Loss

Net loss available for common
   shareholders                      $(1,834,272)  $  (524,112)


Shares:

Weighted average number of common
  shares outstanding                  19,596,398    19,685,321
Additional shares assuming exercise
  of stock options                      (a)                (a)

Average common shares and equivalents
   as adjusted                         19,596,398   19,685,321

Loss per common share                $      (0.09) $     (0.03)


(a) Net loss per share is based on outstanding common shares.
Assuming exercise of options would be anti-dilutive as an increase in the number of shares assumed to be outstanding would further reduce the amount of the loss per share.