Form 10QSB
period 1997-06-30
LCA VISION INC
filed 1997-08-05
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 Form  10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,599,231 shares as of July 25, 1997.
Transitional Small Business Disclosure Format (check one):
Yes       No   X

                         LCA-VISION INC.
                             INDEX


                                                Page No.
Facing Sheet                                        1

Index                                               2

Part I.  Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated
Balance Sheet, June 30, 1997                        3

Unaudited Condensed Consolidated
Statements of Operations for the
Three and Six Months ended June 30, 1997 and 1996   4

Unaudited Condensed Consolidated Statements
of Cash Flows for the
Six Months ended June 30, 1997 and 1996             5

Notes to Unaudited Condensed Consolidated
Financial Statements                                6

Item 2. Management's Discussion and
Analysis of Financial Condition and
Results of Operations                              10

Part II.  Other Information                        15

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of
         Security Holders

Item 5.   Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures                                         16

                 LCA-VISION INC.
      Condensed Consolidated Balance Sheet
                   June 30, 1997
                     (unaudited)

                                  ASSETS


                                                                 Pro Forma
                                                                  (Note 2)
Current assets
 Cash and cash equivalents                      $ 1,208,600      $11,208,600
 Accounts receivable, net of allowance for
     doubtful accounts of $100,200                1,356,600        1,356,600
 Surgical supplies, prepaid expenses and other    1,207,100        1,207,100
                                                ------------      ----------
Total current assets                              3,772,300       13,772,300

Property and equipment, net                       9,068,600       24,068,600

Investment in unconsolidated affiliates             237,800          237,800

Other assets                                        789,200       14,191,000
                                                 ----------       -----------
Total assets                                    $13,867,900      $52,269,700
                                                ===========      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                             $   431,800    $    431,800
   Bank line of credit                            6,907,000       6,907,000
   Accrued liabilities and other                  1,130,000       1,130,000
   Current portion of long-term debt                837,300         837,300
   Deferred revenue                                 209,900         209,900
                                                 ----------     -----------
Total current liabilities                         9,516,000       9,516,000

Long-term debt, net of current portion            4,493,700       4,493,700
Notes payable to shareholders                     1,500,000       1,500,000
                                                 ----------     ------------
Total liabilities                                15,509,700      15,509,700

Shareholders' equity
Preferred stock (Note 6)                          2,521,700       2,521,700
Common stock - authorized 110,000,000 shares,
$.001 par value;
19,599,231 shares issued and outstanding             78,900          96,000
Paid-in capital                                   3,233,500      41,618,200
Retained deficit                                 (7,452,400)     (7,452,400)
Treasury stock - 10,909 shares                      (30,000)        (30,000)
Translation adjustment                                6,500           6,500
                                                ------------    -----------
Total shareholders' equity                       (1,641,800)     36,760,000
                                                ------------    -----------
Total liabilities and shareholders' equity      $13,867,900     $52,269,700
                                                ============    ===========

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                  LCA-VISION INC.
              Condensed Consolidated Statements of Operations
           for the Three and Six Months Ended June 30, 1997 and 1996
                                   (unaudited)
                                          Three Months                          Six Months
                                          Ended June 30,                     Ended June 30,
                                      1997             1996              1997         1996
Net revenues:
   Laser vision correction
     centers                     $ 2,442,500       $ 1,038,200       $ 4,028,700  $ 1,679,000
Multi-specialty laser surgery
  programs                           785,500         1,225,900         1,485,000    2,544,700
Other                                611,600         1,261,700         1,088,300    2,987,800
                                  ----------        ----------        -----------  -----------
Total net revenue                  3,839,600         3,525,800         6,602,000    7,211,500

Direct operating expenses          2,541,100         1,645,500         4,412,400    3,352,800
General and administrative
   expenses                        1,529,100         2,093,300         3,408,200    4,201,400
Pre-opening expenses                                                     162,600       87,400
Depreciation and amortization        418,600           420,400           832,000      782,400
                                  ----------         ---------        -----------   ----------
Operating (loss)                    (649,200)         (633,400)       (2,213,200)  (1,212,500)

Equity in (loss) of unconsolidated
    affiliates                       (21,500)         (178,400)         (31,300)     (504,300)

Interest expenses                    271,900           178,900          507,700       342,500
Interest income                       15,700            21,100           34,900        48,000
Other                                  6,700            64,100           12,800        66,300
Gain on sale of investment of
   unconsolidated affiliate                                                           545,900
                                    ---------         ---------        ---------    ----------
(Loss) before income taxes          (920,200)         (905,500)      (2,704,500)   (1,399,100)
Income taxes                          61,600            47,100           61,600        77,600
                                    ---------        -----------     ------------   -----------
Net (loss)                          (981,800)         (952,600)      (2,766,100)   (1,476,700)

Accrued dividend - Class B
 preferred stock                      44,000                             94,000
                                   ----------        -----------     ------------   ------------
Amount applicable to
(loss) per common share          $(1,025,800)      $  (952,600)     $(2,860,100)  $(1,476,700)
                                  ============      =============    ============   ============
Net (loss) per common share      $     (0.05)      $     (0.06)     $     (0.15)  $     (0.07)

Average common shares
 outstanding                      19,599,231        19,617,821       19,597,814    19,617,821


The Notes to Condensed Consolidated Financial
Statements are an integral part of this statement.

                                     LCA-VISION INC.
                    Condensed Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30, 1997 and 1996
                                     (unaudited)
                                                       1997            1996
Cash flows (used) by operating activities:
Net loss                                            $(2,766,100)  $(1,476,700)
Adjustments to reconcile net loss to net cash
    used by operating activities:
Depreciation and amortization                           832,000       782,400
Equity in earnings of affiliates                         31,300       504,300
Gain on sale of investment of unconsolidated
    affiliate                                                        (545,900)
Write down of intangible assets                                       106,800
(Gain) loss on property disposal                         40,900       (50,600)
Changes in operating assets and liabilities
(Increase) decrease in:
   Accounts receivable                                  (73,000)      (62,900)
   Other current assets                                 (78,200)      261,700
Increase (decrease) in:
   Accounts payable                                    (351,200)     (190,700)
   Other current liabilities                            244,900       325,000
   Deferred revenue                                     (20,000)      165,300
                                                     -----------    ---------
Net cash (used) by operating activities              (2,139,400)     (181,300)
                                                     -----------    ----------
Cash flows from investing activities:
Purchase of property and equipment                     (383,900)   (1,490,600)
Investment in unconsolidated affiliates                 (50,500)     (933,300)
Proceeds from sale of investment in affiliate                       1,000,000
Other                                                                  28,500
                                                     -----------  ------------
Net cash used in investing activities                  (434,400)   (1,395,400)
                                                     -----------  -------------
Cash flows from financing activities:
Proceeds from sales of common stock                      50,500
Repayment of long-term debt and
   capital lease obligations                           (439,700)     (116,400)
Repayment of notes payable shareholders                              (337,700)
Borrowings from bank line of credit                   3,469,000       384,000
Other                                                   (21,400)        9,700
                                                      ---------      ---------
Net cash from financing activities                    3,058,400       (60,400)
                                                     ----------     ----------
Increase (decrease) in cash                             484,600    (1,637,100)

Cash and cash equivalents, beginning of period          724,000     2,587,100
                                                     ----------     ----------
Cash and cash equivalents, end of period            $ 1,208,600    $  950,000
                                                    ===========    ===========

The Notes to Condensed Consolidated Financial
Statements are an integral part of this statement.

                           LCA-VISION INC.
          Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 1997 and 1996
                            (unaudited)

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

Immediately prior to the merger, LCA distributed $6,390,800 to its shareholders which represented a portion of the subchapter S corporation earnings previously included in the taxable income of its shareholders. The proceeds of the distribution were used by the shareholders to acquire shares of LCA-Vision common stock for $2 million and to loan the remainder to LCA-Vision, receiving two promissory notes (note 5).

Business

LCA-Vision is a leading developer and operator of free-standing laser vision correction centers. The Company also manages laser and minimally invasive surgery programs for hospitals and medical centers.

The laser vision correction centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness). As of June 30, 1997, the Company had fifteen laser vision correction facilities in the United States, two in Ontario, Canada, and one in Helsinki, Finland. The Company opened three centers in the first quarter of 1997 - Albany, New York; Mountain View, California; and Warren, Ohio.

The Company manages 26 multi-specialty laser surgery programs at various medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid on a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis.
Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education programs of the surgical center and its staff including doctors and for marketing programs of the surgical center.

2.  Subsequent Event

On July 23, 1997, the Company announced that it had agreed to acquire all of the outstanding stock of Refractive Centers International, Inc. ("RCII"), a wholly-owned subsidiary of Summit Technology, Inc. In exchange, Summit will receive approximately 17 million shares of LCA-Vision common stock, 9.7 million of which Summit intends to distribute to its shareholders as soon as practicable after the closing. The remaining 7.3 million shares will be held by Summit.

RCII owns and operates 19 free-standing laser vision correction centers and has management service agreements with six "centers of excellence" located at prestigious university medical centers/hospitals. The agreement provides that RCII will have a cash balance of $10 million at closing.

The Company's unaudited pro forma balance sheet as of June 30, 1997, gives effect to the estimated value of the issuance of the LCA-Vision common stock for all of the shares of RCII. The estimated excess of the price over the estimated fair of the assets acquired is $13,401,800 for the pro forma disclosure. Management will evaluate the allocation of the excess purchase price over the fair value and amortization lives will be determined based on such allocation. The transaction is subject to regulatory approval under the terms of the Hart Scott Rodino Act.

3.  Significant Accounting Policies

The June 30, 1997 and 1996 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Pre-opening Costs

Costs associated with the opening of a new laser vision correction center are expensed during the first month of the center's operation.

Investments in Unconsolidated Affiliates

The equity method is used for investments in laser vision correction centers in which the Company has 50% or less ownership. These investments are recorded at the Company's initial investment, increased or decreased by the Company's share of the center's income or loss, less distributions received.

Impact of Recently Issued Accounting Standards

Since December 1996 the Financial Accounting Standards Board has issued the following Statements: No. 128, "Earnings per Share"; No. 129, "Disclosure of Information about Capital Structure"; No. 130, "Reporting Comprehensive Income"; and No. 131 "Disclosures about Segments of an Enterprise and Related Information".

Statement 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international earnings per share calculations. Statement 128 requires restatement of all prior-period earnings per share data presented.

Statement 129 establishes standards for disclosing information about an entity's capital structure. It does not change disclosure requirements for entities that were previously subject to the requirements of APB Opinion No. 10, "Omnibus Opinion - 1996"; APB Opinion No. 15, "Earnings per Share"; and Statement No. 47, "Disclosure of Long-Term Obligations".

Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The Statement requires that an entity (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise" and amends Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries".

These Statements are effective for financial statements issued for periods ending after December 15, 1997. The Company anticipates that the adoption of these Statements will not have a material impact on its financial disclosures or any previously reported information affected by these Statements.

4.  Acquisitions

On October 28, 1996, the Company purchased the outstanding shares of 938051 Ontario Inc. ("The Eye Laser Centre"). The terms of the acquisition provided, among other things, for the Company to pay $160,000 in cash and provide a letter of credit in the amount of $64,000 to be held in escrow pending the earlier of the following:
(1) dismissal of a patent infringement lawsuit filed against one of the sellers, or (2) settlement or final court determination of the lawsuit. The lawsuit was settled in June 1997; however, the Company has not yet received notification of dismissal from the seller.

The Company may also be required to issue unregistered common stock with a total market value of $280,000 or cash totaling $224,000 based on whether The Eye Laser Centre achieves certain performance objectives. The acquisition of The Eye Laser Centre has been accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired ($124,200) has been recorded as goodwill which is being amortized over 5 years.

5.  Notes Payable - Shareholders

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. The promissory notes can be repaid, in whole or in part, prior to maturity without penalty. In 1996, the Company repaid $354,100 of the notes. In two separate transactions in December 1996, the note holders converted $2,521,700 of their notes into Class B preferred stock (note 6). At June 30, 1997, principal and interest totaling $1,910,000 is owed.

6.  Preferred Stock

Preferred stock consists of: Class A, $.001 par value 1,688 shares authorized, 1,688 shares issued ($67,500 aggregate liquidation preference); Class B, $.001 par value, 7% dividend - First Interim Series, 6 shares issued ($1,200,000 aggregate liquidation preference), and Second Interim Series, 6.6 shares issued
($1,321,700 aggregate liquidation preference).

The holders of the Class B interim series preferred stock have the right to convert their shares into common stock beginning July 1, 1997. The conversion price is the average of the closing bid prices of the Company's common stock for the 30-day period ending three (3) days prior to the date of conversion.

At June 30, 1997, dividends totaling $94,000 have been accrued for the Class B interim series preferred shares.

7.  Investments in Unconsolidated Affiliates

The Company sold its investment in Continuum Biomedical, Inc.
which had been accounted for using the equity method for $1,000,000 in the first quarter of 1996. A gain of 545,900 was recorded.

8.  Related Party Transactions

The Company's principal shareholder is the majority owner of the LCA Center for Surgery, Ltd. ("Surgery, Ltd."). Surgery, Ltd. occupies a portion of the Company's office building. The Company recorded rent and administrative and marketing services income of $35,000 and $134,500 for the six months ended June 30, 1997 and 1996, respectively. Included in accounts receivable at June 30,
1997 is   $35,400 due from Surgery, Ltd.

In May, 1995, LCA and its principal shareholder acquired 45% and 35% ownership interests, respectively, in the Surgery Center of Georgia, LLC ("SCG") in return for guarantees of certain debt of SCG. As part of the merger and restructuring (see Note 1), LCA distributed its interest in SCG in return for removal from the guarantees of SCG's debt. LCA-Vision recorded income of $18,000 for the six months ended March 31, 1997, for administrative and marketing services provided to SCG. Included in accounts receivable at June 30, 1997, is $42,400 due from SCG.

The Company provided a $60,000 advance to a former officer in 1995. The advance is supported by a promissory note due November 29, 1996, with interest payable at 8.75%. The note was extended for one year and in January, 1997, the officer repaid $30,000 of the balance due by exchanging 10,909 shares of the Company's common stock at the then market value. At June 30, 1997, principal and interest approximating $35,000 is included in accounts receivable.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser vision correction centers and manages laser and minimally invasive surgery programs for hospitals and medical centers. The laser vision correction centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness).

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

The Company derives its revenue from three primary sources: (i) fees for surgeries performed at its laser vision correction centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources. Miscellaneous sources include product sales - lasers and laser surgery instruments - which the Company began phasing out effective December 31, 1996.

The Company classifies operating expenses as follows: (a) direct operating expenses which include: (i) laser vision correction centers -- labor, physician fees, Pillar Point royalty fees (a royalty fee paid to the manufacturers of the FDA-approved lasers of $250 per procedure), facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - - labor; and (iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center pre-opening expenses which include direct costs incurred prior to opening a laser vision correction center; and (d) depreciation and amortization.

Results of Operations

The Company's results of operations in any period are significantly affected by the number of laser vision correction centers opened and operating, the number of hospitals under management contract, and the level of services contracted by hospitals and others during such period. Given the limited period of time that the laser vision correction centers have been opened, the Company's results of operations may not be indicative of future results.

Laser Vision Correction Centers

The following table reflects the Company's expansion into laser vision correction centers:

                          1997            1996
                     Q2    Q1    Q4     Q3     Q2     Q1
Operating at
beginning of period
  Wholly-owned       13    10     6      5     4       2
  Investees           5     5     3      3     3       1

Opened/acquired
during period
  Wholly-owned              3     4      1     1       2
  Investees                       2                    2

Operating at end
 of period
  Wholly-owned       13    13    10      6     5       4
  Investees           5     5     5      3     3       3


The Company records the activity of its investee laser vision correction centers using the equity method of accounting.

The following table illustrates the growth of PRK and LASIK procedures performed at the Company's laser vision correction centers:

                        Wholly-owned         Combined
1997       Q2              1,506              2,078
           Q1                979              1,443
1996       Q4                745              1,089
           Q3                596                864
           Q2                790              1,054
           Q1                532                613

The rapid expansion of laser vision correction centers resulted in a short-term drain on earnings and cash flow.
The Company has curtailed its expansion plans to concentrate on making current centers profitable and cash flow positive.

A prime contributor to the Company's profitability and cash flow is word-of-mouth referrals from individuals who have had laser vision correction. As centers mature the critical mass necessary for word-of-mouth referrals is attained and procedure volume should increase. As of June 30, 1997, less than half of the Company's wholly-owned centers have been open for one year or longer. Approximately 40% of revenue falls to the bottom line once breakeven volumes are attained.

Multi-Specialty Laser Surgery Programs

The number of multi-specialty surgery programs under management contract at June 30 are:

                                1997       1996
Beginning of period              26          38
End of period                    26          31


The facilities under contract are located in eighteen states, primarily in the Midwest and Southeast.
The contracts generally range in duration from one to three years with options to renew.

The renewal of the Company's contracts with the hospital providers is becoming increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities are being driven to reduce costs and scale back their operations, sometimes including the programs that the Company manages. The Company's existing contracts provide positive cash flow; however, the Company has decided to reduce its providing of this service due to difficult environment. In addition, budget reductions at the facilities have reduced the marketing and education programs, key elements to a successful surgery program.

Results of Operations

Increases (decreases) by source of revenue for the three and six months ended June 30, 1997 compared to the same periods of 1996 are:

                       3 months ended      6 months ended
Laser vision
correction centers        $1,404,300       $2,349,700
Multi-specialty
laser surgery programs      (440,400)      (1,059,700)
Other                       (650,100)      (1,899,500)
                           ---------       ----------
                          $  313,800       $ (609,500)
                           ==========       ==========

Laser vision correction centers revenue increased due to more centers being opened in 1997 and the growth in number of procedures performed. Procedures performed at all centers for the three months ended June 30, 1997 increased 44.0% as compared to the three months ended March 31, 1997 (53.8% for wholly-owned centers) and 97.2% as compared to the comparable period of 1996. Procedures for the six months ended June 30, 1997 increased 111.2% compared to the six months ended June 30, 1996. Multi-specialty laser surgery programs revenue declined as a result of the declining number of facilities under contract. The lesser number of facilities under contract together with cost reduction programs instituted by healthcare providers negatively impacted the revenue from marketing and education programs. In addition, revenue for the three and six months ended June 30, 1996 includes one-time income of $125,100 and $371,500, respectively, from the implementation of programs in hospitals and laser vision correction centers of investees and contract cancellation fees.

Management anticipates that the composition of future revenue will change as more laser vision correction centers are developed and as PRK and LASIK become more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser vision correction centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty.

The following table reflects the percent of direct cost associated with each of the principal sources of the company's revenue:

                                June 30

                         3 months        6 months
                      1997     1996    1997     1996
Direct costs
Laser vision
correction centers    80.0%    78.7%    83.1%   77.5%
Multi-specialty laser
 surgery programs     31.8     23.6     35.6    31.1
Other                 55.2     25.9     49.2    42.2

Direct operating expenses increased $895,600 and $1,059,600 for the three and six months ended June 30, 1997, respectively, compared to the comparable period in 1996. The increases in direct operating expenses is primarily a result of the Company's expansion into the laser vision correction business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. These costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

General and administrative expenses decreased $564,200 and $793,200 for the three and six months ended June 30, 1997 compared to the same periods 1996. The decreases were due to cost controls instituted at the end of 1996. In 1997, the Company has spent approximately $470,000 for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increases as the Company opens new laser vision correction centers.

Depreciation and amortization increased in 1997 compared to 1996 due to the increase in property and equipment, primarily equipment for the laser vision correction centers.

Interest expense increased primarily due to the increased borrowings related to the capitalized leases for the lasers used to perform laser vision correction, and borrowings under the line of credit to fund current operating needs and capital equipment, offset by the reduction in loans from the principal shareholders.

The $545,903 gain on the sale of investment in unconsolidated affiliate is the difference between the net selling price and the carrying value using the equity method of accounting for the investment in Continuum Biomedical, Inc. This investment was sold in the first quarter 1996 and the Company received proceeds of $1,000,000 in April, 1996 from the sale.

Liquidity and Capital Resources

The Company's principal capital requirements include working capital for the financing of accounts receivable from its multi-specialty laser surgery program contracts, the equipping and furnishing of its laser vision correction centers, the continuing development of marketing programs, and the funding of operating losses of its laser vision correction centers. To date, the Company has funded its capital requirements largely from internally-generated funds, lease financing, and bank borrowings.

The Company has an $8 million line of credit, that was renewed through August 15, 1997, which it has used to maintain its existing businesses and to expand its laser vision correction center business. Borrowings under this line of credit were $6,900,000 at June 30, 1997. The Company anticipates re-negotiating the terms of its line of credit to coincide with the closing of the RCII acquisition described below. This may require an interim renewal of its current line of credit. There is, however, no assurance that the renewal will be on the same terms and conditions.

At June 30, 1997, the Company had cash equivalents totaling $1,208,600 and negative working capital of $5,743,700. The negative working capital is primarily due to the use of the bank line of credit to fund the expansion of the laser vision correction centers and to fund their losses. Net cash used to purchase property and equipment was $383,900 and $1,490,600 for the six months ended June 30, 1997 and 1996, respectively. Cash used by operating activities for the six months ended June 30, 1997 and 1996 was $2,139,400 and $181,300, respectively. Cash used in operating activities was principally the funding of the anticipated operating losses of the laser vision correction centers.


Capital of $50,500 was raised in the first quarter of 1997 through the sale of common stock in private placement transactions. With the first year cost of a laser vision correction center of approximately $1 million, the Company has concluded that additional capital is necessary to continue the rollout of new centers and to accelerate the operational changes underway. As a result of the proposed acquisition of RCII described below, the Company has temporarily halted its previously announced efforts to arrange a $12 million private placement of equity securities.

On July 23, 1997, the Company announced that it had agreed to acquire all of the outstanding stock of Refractive Centers International, Inc. ("RCII"), a wholly-owned subsidiary of Summit Technology, Inc. In exchange, Summit will receive approximately 17 million shares of LCA-Vision common stock, 9.7 million of which Summit intends to distribute to its shareholders as soon as practicable after the closing. The remaining 7.3 million shares will be held by Summit.

RCII owns and operates 19 free-standing laser vision correction centers and has management service agreements with six "centers of excellence" located at prestigious university medical centers/hospitals. The agreement provides that RCII will have a cash balance of $10 million at closing.

The transaction is subject to regulatory approval under the terms of the Hart Scott Rodino Act.

Cautionary Statement under "Safe Harbor" Provisions of the
Securities Litigation Reform Act of 1995

Statements made in this report, the Company's press releases, oral presentation, and other filings with the SEC, may contain information about the Company's future business prospects. Some of these statements may be considered "forward looking". These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by such forward- looking statements.




                Part II.   Other Information

Item 1.        Legal Proceedings.
               None

Item 2.        Changes in Securities.
                None

Item 3.        Defaults upon Senior Securities.
                None

Item 4. Submission of Matters to a Vote of Security Holders. The Annual Meeting of Stockholders was held on June 9, 1997.
              Stockholders were solicited and elected the following four individuals to serve as directors until the 1998 Annual Meeting: Stephen N. Joffe, M.D., Sandra F.W. Joffe, Craig P.R. Joffe, and John
              C. Hassan.

Item 5.       Other Information.
                None

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

              Exhibit 11  Computation of Per Share Earnings (Loss)

              Exhibit 27  Financial Data Schedule

               (b)  Reports on Form 8-K.

                 (1) Form 8-K dated July 22, 1997, announcing the
                     re-negotiation of the $8 million line of credit

                 (2) Form 8-K dated July 24, 1997, announcing the
                     agreement to acquire Refractive Centers
                     International, Inc., a wholly-owned
                     subsidiary of Summit Technology, Inc.





                      Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           LCA-VISION INC.



Date  August 4, 1997       /s/ Stephen N. Joffe
                           Stephen N. Joffe
                           President and Chief Executive Officer


Date   August 4, 1997     /s/ Larry P. Rapp
                          Larry P. Rapp
                          Chief Financial Officer