Form 10QSB
period 1997-09-30
LCA VISION INC
filed 1997-11-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          Form  10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

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

_________________________________________________________________
(Former name, former address and formal fiscal year, if changes since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
36,664,815 shares as of October 31, 1997.
Transitional Small Business Disclosure Format (check one):
Yes       No   X



                             LCA-VISION INC.
                                 INDEX





                                                     Page No.

Facing Sheet                                             1

Index                                                    2

Part I.  Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated Balance Sheet,
September 30, 1997                                       3

Unaudited Condensed Consolidated
Statements of Operations for the Three and Nine
Months ended September 30, 1997 and 1996                 4

Unaudited Condensed Consolidated Statements
of Cash Flows for the Nine Months ended September 30,
1997 and 1996                                            5

Notes to Unaudited Condensed Consolidated Financial
 Statements                                              6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations           12


Part II.  Other Information                             16

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures                                               18


                         LCA-VISION INC.
               Condensed Consolidated Balance Sheet
                     September 30, 1997
                        (unaudited)
<CAPTION

                         ASSETS
Current assets
  Cash and cash equivalents                     $  6,863,300
  Restricted cash and cash equivalents             4,000,000
  Accounts receivable, net                         2,188,000
  Surgical supplies, prepaid expenses and other    1,741,300
                                                 -----------
Total current assets                              14,792,600

Property and equipment, net                       19,324,500
Investment in unconsolidated affiliates              251,500
Goodwill                                          12,071,900
Other assets                                       1,157,700
                                                 -----------
Total assets                                    $ 47,598,200
                                                 ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable                               $  1,132,100
 Line of credit                                    6,908,500
 Term loan                                         3,039,300
 Accrued liabilities and other                     3,962,600
 Current portion of long-term debt                   698,200
                                                 -----------
Total current liabilities                         15,740,700

Long-term debt, net of current portion             1,468,200
Notes payable to shareholders                      1,500,000
                                                 -----------
Total liabilities                                 18,708,900

Shareholders' equity
  Preferred stock (Note 6)                         2,521,700
  Common stock - authorized 110,000,000
   shares, $.001 par value; 36,664,816 shares
   issued                                             96,000
  Paid-in capital                                 36,375,700
  Retained deficit                                (9,927,500)
  Accrued preferred stock dividend                  (139,000)
  Treasury stock - 10,909 shares                     (30,000)
  Translation adjustment                              (7,600)
                                                  ----------
Total Shareholders' equity                        28,889,300
                                                  ----------
Total liabilities and shareholders' equity      $ 47,598,200
                                                  ==========

The Notes to Condensed Consolidated Financial
Statements are an integral part of this statement.

                         LCA-VISION INC.
       Condensed Consolidated Statements of Operations
    for the Three and Nine Months Ended September 30, 1997 and 1996
                          (unaudited)
                                     Three Months               Nine Months
                                  Ended September 30,       Ended September 30,
                                   1997          1996        1997         1996
Net revenues:

Laser refractive eye surgery
   centers                     $ 3,948,100  $   925,500  $ 7,976,800  $ 2,604,500
Multi-specialty laser surgery
   programs                        657,300    1,053,900    2,142,400    3,598,600
Other                              350,700    1,263,700    1,438,900    4,251,500
                                 ---------   ----------   ----------   ----------
Total net revenue                4,956,100    3,243,100   11,558,100   10,454,600

Direct operating expenses        2,711,400    1,641,600    7,123,800    4,994,400
General and administrative
  expenses                       2,901,600    1,931,500    6,309,800    6,132,900
Pre-opening expenses                                         162,600       87,400
Depreciation and amortization      611,100      387,000    1,443,100    1,169,400
Repositioning costs              1,100,000                 1,100,000
                                 ---------    ---------    ---------    ---------
Operating (loss)                (2,368,000)    (717,000)  (4,581,200)  (1,929,500)

Equity in income (loss) of
   unconsolidated affiliates         5,400     (230,000)     (25,900)    (734,400)
Interest expense                  (266,700)    (198,700)    (774,400)    (541,200)
Interest income                     10,100       17,100       45,000       65,100
Other                               44,000        3,000       56,800       69,400
Gain on sale of investment of
   unconsolidated affiliate                                               545,900
                                 ---------     ---------   ----------   ----------
(Loss) before income taxes      (2,575,200)  (1,125,600)  (5,279,700)  (2,524,700)
Income taxes                        (6,000)     (34,400)      55,600       43,100
                                -----------  -----------  -----------  ----------
Net (loss)                      (2,569,200)  (1,091,200)  (5,335,300)  (2,567,800)

Accrued dividend - Class B
  preferred stock                  (45,000)                 (139,000)
                                -----------   ----------   ----------  -----------

Amount applicable to
 (loss) per common share       $(2,614,200) $(1,091,200) $(5,474,300) $(2,567,800)
                                ==========   ===========  ===========  ===========

Net (loss) per common share    $     (0.08) $     (0.06) $     (0.23) $     (0.13)

Average common shares
  outstanding                   30,976,290   19,617,878   23,390,639   19,617,845



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                 LCA-VISION INC.
                   Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 1997 and 1996
                                (unaudited)

                                                    1997           1996
Cash flows (used) by operating activities:
Net (loss)                                        $(5,335,300)   $(2,567,800)
Adjustments to reconcile net (loss) to net cash
    used by operating activities:
Depreciation and amortization                       1,443,100      1,169,400
Repositioning accrual                               1,100,000
Equity in earnings of affiliates                       25,900        734,400
Gain on sale of investment of affiliate                             (545,900)
Write down of intangible assets                                      106,800
(Gain) loss on property disposal                       40,900        (21,200)
Other                                                                (70,900)
Changes in operating assets and liabilities
(Increase) decrease in:
  Accounts receivable                                (900,600)      (398,600)
  Other current assets                               (154,300)       152,400
Increase (decrease) in:
  Accounts payable                                    124,900       (187,900)
  Other current liabilities                         1,307,500        426,000
                                                    ---------      ---------
Net cash (used) by operating activities            (2,347,900)    (1,203,300)

Cash flows from investing activities:
Cash acquired in business combination              10,006,600
Purchase of property and equipment                   (433,500)    (3,304,100)
Investment in unconsolidated affiliates               (69,800)    (1,079,600)
Proceeds from sale of investment in affiliate                      1,000,000
Other                                                                 29,100
                                                   ----------     ----------
Net cash provided (used) by investing
  activities                                        9,503,300     (3,354,600)

Cash flows from financing activities:
Proceeds from sales of common stock                    50,500
Repayment of long-term debt and
  capital lease obligations                        (3,597,400)      (278,900)
Repayment of notes payable shareholders                             (354,100)
Borrowings under long-term debt and capital leases  3,080,000      1,457,600
Borrowings from bank line of credit                 3,470,500      1,940,000
Other                                                 (19,700)         9,000
                                                   -----------     ---------
Net cash from financing activities                  2,983,900      2,773,600
                                                   -----------     ---------
Increase (decrease) in cash                        10,139,300     (1,784,300)
                                                   -----------     ---------
Cash and cash equivalents, beginning of period        724,000      2,587,100
                                                   -----------     ---------
Cash and cash equivalents, end of period          $10,863,300    $   802,800
                                                   ===========     =========


The Notes to Condensed Consolidated Financial
Statements are an integral part of this statement.

                         LCA-VISION INC.
      Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 1997 and 1996
                          (unaudited)

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

Business

LCA-Vision is a leading developer and operator of free-standing laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness).

The Company also manages multi-specialty laser surgery programs at 13 medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid on a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education programs of the surgical center and its staff including doctors and for marketing programs of the surgical center.

2. Acquisitions
a) Refractive Centers International, Inc.

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. ("Summit") (the "Acquisition"). The Company issued 17,065,579 shares of its common stock: 901,218 shares to individuals who held options for RCII common stock and exercised them prior to the closing and 16,164,361 shares to Summit. Summit has announced it will distribute 9,000,000 of the shares to the holders of Summit's common stock upon the Company preparing, filing and causing to become effective a registration statement under the Securities Act of 1933 for such shares.

The Acquisition agreement restricts Summit from owning or operating laser vision correction centers for a period ending on the earlier of (i) July 22, 2000, or (ii) the expiration of the Shareholders'
Agreement described below.
Summit and the Company have entered into a Registration Rights
Agreement (the "Registration Rights Agreement") pursuant to which
Summit has the right to demand that the Company register under the Securities Act of 1933 the 7,164,361 shares of Company Common Stock owned by Summit after giving effect to the Dividend (the "Remaining Shares"), to enable Summit to sell such shares on any date after May
17, 1998. The Company intends to register Summit's Remaining Shares under the Registration Rights Agreement immediately after this resignation statement becomes effective. All expenses of such registration, including but not limited to, printing, legal and accounting expenses, filing fees and expenses, state "blue sky" law-related fees and expenses and, subject to certain exceptions, the reasonable expenses of Summit, will be borne by the Company.

The Registration Rights Agreement also contains a Right of First Offer Upon Sale for Cash ("Right of First Offer") which provides, among other things, that in the event Summit wishes to sell for cash all or any part of the Remaining Shares, Summit must first offer to sell the shares to the Company. The Registration Rights Agreement also provides for the pricing, payment and closing terms under the Right of First Offer as well as the Company's obligation to indemnify Summit and the Selling Stockholders and Summit's obligation to indemnify the Company relating to specified liabilities arising from the registration statements. The term of the Registration Rights Agreement ends when all remaining Shares have been sold under the Registration Rights Agreement.

In connection with the Acquisition, the Company signed service contracts with Summit for all Summit lasers owned or leased by the company. These contracts each have a term of three years and require fees of $80,000 per laser system for such three-year period. With respect to up to five service contracts, if during the term of a service contract the Company discontinues all use of the laser system under the contract (except in connection with the closing of a laser refractive eye surgery center), and does not replace the laser system with any Summit excimer laser system, then the Company may terminate the contract.

The Acquisition is being accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and the interpretations thereof, pursuant to which the assets and liabilities of RCII will be adjusted to their respective fair values and included with those of the Company as of August 18, 1997. The results of operations of the Company subsequent to August 18, 1997 include the revenues and expenses of RCII; the historical results of operations of the Company for periods prior to August 18, 1997 will not be restated.

Unaudited pro forma data as though the Company had acquired RCII at the beginning of 1997 are set forth below:

                               September 30, 1997
                            3 months       9 months
Revenues                  $6,186,100      $16,240,100
Net loss                  (4,168,100)     (11,790,500)
Loss per share                 (0.11)           (0.32)

The fair value of the assets acquired consisted of $9,151,200, $10,761,400, and $12,883,500 for working capital, equipment, and goodwill, respectively.

The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisition of RCII been made at the beginning of 1997 or indicative of results which may occur in the future.


b) 938051 Ontario Inc.

On October 28, 1996, the Company purchased the outstanding shares of 938051 Ontario Inc. ("The Eye Laser Centre"). The terms of the acquisition provided, among other things, for the Company to pay $160,000 in cash and provide a letter of credit in the amount of $64,000 to be held in escrow pending the earlier of the following:
(i) dismissal of a patent infringement lawsuit filed against one of the sellers, or (ii) settlement or final court determination of the lawsuit. The lawsuit was settled in June 1997; however, the Company has not yet received notification of dismissal from the seller.

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

3.  Significant Accounting Policies

The September 30, 1997 and 1996 financial data are unaudited;
however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Statement 128 is effective for the year ended December 31, 1997; the other statements are effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of these Statements will not have a material impact on its financial disclosures or any previously reported information affected by these Statements.

4.   Credit Arrangements

On August 18, 1997, as required by the Acquisition agreement, the Company entered into a new debt facility with its primary lender to replace the Company's previous facility. The new facility consists of an $8 million secured line of credit and a secured term loan in the amount of $3,053,000. The secured line of credit and the term loan mature on September 30, 1998 and bear interest as follows:
August 18, 1997 until February 28, 1998, 1% above the lender's prime rate; February 28, 1998 until August 31, 1998, 3% above the lender's prime rate; and August 31, 1998 until maturity, 6% above the lender's prime rate. Interest on borrowings under the secured line of credit is payable monthly. The term loan is payable in 14 monthly installments of $13,750 plus interest with the unpaid principal due at maturity.

The new facility requires the Company to maintain $4 million in cash on deposit with the lender and is secured by a blanket lien on all Company assets, including the Company's headquarters building. The credit facility requires the Company to maintain (i) a debt to tangible net worth ratio of less than 1.0:1.0, and (ii) maintain tangible net worth of at least $15 million. The new facility also restricts the Company's ability to pay dividends, issue stock, incur indebtedness, enter into lease commitments or acquire capital equipment with a purchase price in excess of $75,000 without the consent of the lender.


5.  Notes Payable - Shareholders

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. In two separate transactions in December
1996, the note holders converted $2,521,700 of their notes into Class B preferred stock (note 6).

In connection with the Acquisition, the promissory notes were amended to limit principal payments to 25% of the amount earnings for the prior fiscal year exceed $1 million. Earnings for this purpose are defined as income before taxes, amortization of goodwill and depreciation, net of capital expenditures, for such fiscal year.

6.  Preferred Stock

Preferred stock consists of: Class A, $.001 par value 1,688 shares authorized, 1,688 shares issued ($67,500 aggregate liquidation preference); Class B, $.001 par value, 7% dividend - First Interim Series, 6 shares issued ($1,200,000 aggregate liquidation preference), and Second Interim Series, 6.6 shares issued
($1,321,700 aggregate liquidation preference).

In connection with the Acquisition, the Company agreed to amend the conversion price of the Company's Interim Series Class B Preferred Stock. Each share of the Interim Series Class B Preferred Stock is convertible into the number of common shares that results from dividing $3.50 into the sum of $200,000 plus all accrued but unpaid dividends on each such share at the time of conversion.

At September 30, 1997, dividends totaling $94,000 have been accrued for the Class B interim series preferred shares and are unpaid.

7.  Investments in Unconsolidated Affiliates

The Company sold its investment in Continuum Biomedical, Inc. which had been accounted for using the equity method for $1,000,000 in the first quarter of 1996. A gain of $545,900 was recorded.

8.  Repositioning Accrual

Concurrent with the acquisition of RCII, the Company implemented a program to close certain centers, both existing and acquired, and reduce overhead costs. Included in the financial statements are revenues of $168,400 and $414,200 for the three and nine months ended September 30, 1997 and operating losses of $206,700 and $343,400 for the same periods, respectively, for these centers. In addition, the Company elected to write-off its investment in two of its joint ventures as a result of their closing and to write-down certain product inventory.

The Company recorded a repositioning accrual of $1,100,000, or $0.03 per share in the quarter ended September 30, 1997. Costs of $660,000 associated with restructuring RCII were recorded as part of the purchase price.

9.  Related Party Transactions

The Company's President is the principal stockholder majority owner of The LCA Center for Surgery, Ltd. ("Surgery Center."). The Company does not hold an investment in the Surgery Center. The Company has leased to the Surgery Center, for a period of twenty (20) years at an annual rental of $190,000, a portion of its headquarters building located at 7840 Montgomery Road. In February 1997, the Company agreed to forego rent in return for the Surgery Center providing to the Company certain systems and processes for research and development, for providing additional staffing, and for giving the Company unlimited use of the leased premises for research, testing, educational and other agreed purposes. The Company recorded rent and administrative and marketing services income of $35,000 and $134,500 for the nine months ended September 30, 1997 and 1996, respectively. Included in accounts receivable at September 30, 1997 is $37,200 due from Surgery, Ltd.

In May, 1995, LCA and its principal shareholder acquired 45% and 35% ownership interests, respectively, in the Surgery Center of Georgia, LLC ("SCG") in return for guarantees of certain debt of SCG. As part of the merger and restructuring (see Note 1), LCA distributed its interest in SCG in return for removal from the guarantees of SCG's debt. LCA-Vision recorded income of $18,000 for the nine months ended March 31, 1997, for administrative and marketing services provided to SCG. Included in accounts receivable at September 30, 1997, is $16,900 due from SCG.

The Company provided a $60,000 advance to a former officer in 1995. The advance is supported by a promissory note due November 29, 1996, with interest payable at 8.75%. The note was extended for one year and in January 1997 the officer repaid $30,000 of the balance due by exchanging 10,909 shares of the Company's common stock at the then market value. At September 30, 1997, principal and interest approximating $37,700 is included in accounts receivable. The advance and accrued interest thereon was repaid on October 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness).

The Company also manages multi-specialty laser surgery programs at 13 medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education and marketing programs of the surgical center and its staff including doctors.

The Company derives its revenue from three primary sources: (i) fees for surgeries performed at its laser refractive eye surgery centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources. Miscellaneous sources include product sales - lasers and laser surgery instruments
- which the Company began phasing out effective December 31, 1996.

The Company classifies operating expenses as follows: (a) direct operating expenses which include: (i) laser refractive eye surgery centers -- labor, physician fees, Pillar Point royalty fees (a royalty fee paid to the manufacturers of the FDA-approved lasers of $250 per procedure), facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - - labor; and
(iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center pre-opening expenses which include direct costs incurred prior to opening a laser vision correction center; and (d) depreciation and amortization.

Results of Operations

The Company's results of operations in any period are significantly affected by the number of laser refractive eye surgery centers opened and operating, the number of hospitals under management contract, and the level of services contracted by hospitals and others during such period. Given the limited period of time that the laser refractive eye surgery centers have been opened, the Company's results of operations may not be indicative of future results.

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. ("Summit") (the "Acquisition") for 17,065,579 shares of its common stock. The Acquisition is being accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof, pursuant to which the assets and liabilities of RCII will be adjusted to their respective fair values and included with those of the Company as of August 18, 1997. The results of operations of the Company subsequent to August 18, 1997 include the revenues and expenses of RCII. Historical information for the Company prior to August 18, 1997 will not be restated to include that of RCII.
Laser Vision Correction Centers

The following table illustrates the growth of PRK and LASIK procedures performed at the Company's laser refractive eye surgery centers. The combined column includes procedures performed at the investee laser refractive surgery centers. The Company records the activity of its investee laser refractive eye surgery centers using the equity method of accounting.



                Historical                   Pro-forma
           Wholly-owned   Combined    Wholly-owned   Combined
1997 Q3        2,375       2,790         3,196         3,611
     Q2        1,506       2,078         2,973         3,545
     Q1          979       1,443         2,262         2,726
1996 Q4          745       1,089         1,789         2,133
     Q3          596         864         1,257         1,525
     Q2          790       1,054         1,155         1,419
     Q1          532         613           548           629

Pro forma procedures include those performed at RCII centers prior to their acquisition by the Company.

Multi-Specialty Laser Surgery Programs

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

Results of Operations

Increases (decreases) by source of revenue for the three and nine months ended September 30, 1997 compared to the same periods of 1996 are:

                             3 months ended     9 months ended
Laser refractive eye
  surgery centers             $3,022,600         $5,372,300
Multi-specialty laser
  surgery programs              (396,500)        (1,456,200)
Other                         (1,093,000)        (2,812,600)
                              -----------        -----------
                              $1,533,000         $1,103,500
                              ===========        ===========

Laser refractive eye surgery centers revenue increased due to more centers being opened in 1997 and the growth in number of procedures performed. Procedures performed at all centers for the three months ended September 30, 1997 increased 44.0% as compared to the three months ended March 31, 1997 (53.8% for wholly-owned centers) and 97.2% as compared to the comparable period of 1996. Procedures for the nine months ended September 30, 1997 increased 111.2% compared to the nine months ended September 30, 1996. Multi-specialty laser surgery programs revenue declined as a result of the declining number of facilities under contract. The lesser number of facilities under contract together with cost reduction programs instituted by healthcare providers negatively impacted the revenue from marketing and education programs. In addition, revenue for the three and nine months ended September 30, 1996 includes one-time income of $125,100 and $371,500, respectively, from the implementation of programs in hospitals and laser refractive eye surgery centers of investees and contract cancellation fees.


Management anticipates that the composition of future revenue will change as more laser refractive eye surgery centers are developed and as PRK and LASIK become more widely known and accepted by ophthalmic physicians and their patients. As centers mature the critical mass necessary for word-of-mouth referrals is attained and procedure volume should increase. As of September 30, 1997, less than half of the Company's wholly-owned centers have been open for one year or longer. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser vision correction centers are expected to increase. The extent and degree of the shift in the Company's future revenues are subject to significant uncertainty.

Direct operating expenses increased $1,069,800 and $2,129,400 for the three and nine months ended September 30, 1997, respectively, compared to the comparable period in 1996. The increases in direct operating expenses are primarily a result of the Company's expansion into the laser refractive eye surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. These costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

General and administrative expenses increased $970,100 and $176,900 for the three and nine months ended September 30, 1997 compared to the same periods 1996. The increases were primarily due to the additional costs incurred as a result of the acquisition of RCII. The cost controls instituted at the end of 1996 minimized the increase for the nine months. In 1997, the Company has spent approximately $470,000 for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increases as the Company opens new laser vision correction centers.

Concurrent with the acquisition of RCII, the Company implemented a program to close certain centers, both existing and acquired, and reduce overhead costs. Included in the financial statements are revenues of $168,400 and $414,200 for the three and nine months ended September 30, 1997 and operating losses of $206,700 and $343,400 for the same periods, respectively, for these centers. In addition, the Company elected to write-off its investment in two of its joint ventures as a result of their closing and to write-down certain product inventory.

The Company recorded a repositioning accrual of $1,100,000, or $0.03 per share in the quarter ended September 30, 1997. Costs of $660,000 associated with restructuring RCII were recorded as part of the purchase price.

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

Liquidity and Capital Resources

The Company's principal capital requirements since late 1995 have been to fund its expansion into laser refractive surgery - the furnishing and equipment of centers, the development of marketing and advertising programs, and the funding of operating losses. Historically, the Company's principal sources of funds to finance its capital requirements have been borrowings under its bank line of credit, operating and capital leases, cash flow its multi-specialty laser program contracts, and the sale of common stock to and borrowings from its principal shareholders in the third quarter 1995.
In 1996 the Company rapidly expanded its number of laser refractive eye surgery centers which resulted in a drain on earnings and cash flow. The Company slowed its expansion in 1997 to concentrate on making existing centers profitable and cash flow positive.

On August 18, 1997, the Company issued 17,065,579 shares of its Common Stock for 100% of the issued and outstanding common stock of RCII, a majority-owned subsidiary of Summit. At the time of the acquisition, RCII owned and operated 19 laser refractive eye surgery centers and had management service agreements with six "centers of excellence" located at prestigious hospitals and university medical centers. The acquisition agreement required RCII to have a minimum cash balance of $10 million at closing.

Subsequent to the Acquisition, the Company has closed four of the RCII laser refractive eye surgery centers. In addition, the Company closed the RCII corporate office in Waltham, MA and terminated certain administrative personnel. The responsibilities of the Waltham staff have been re-assigned to field and company headquarters personnel. The Company estimates this closure will result in significant cost savings due to the elimination of redundant general and administrative expenses and the consolidation of marketing and advertising programs.

In connection with the Acquisition of RCII, the Company entered into a new debt facility with its primary lender to replace the Company's previous facility. The facility consists of an $8 million secured line of credit ("Revolver") and a secured term loan ("Term Loan") in the amount of $3.053 million. The Revolver and Term Loan bear interest as follows: August 18, 1997 until February 28, 1998, 1% above the lender's prime rate in effect from time to time ("Prime Rate"); February 28, 1998 until August 31, 1998, 3% above the lender's Prime Rate; and (iii) August 31, 1998 until September 30, 1998, 6% above the lender's Prime rate. September 30, 1998 is the maturity date of the Revolver and Term Loan. The Term Loan is payable in 14 monthly installments, due on the first day of each calendar month, commencing September 1, 1997 and ending with a final payment on September 30, 1998.

The Facility requires, among other things, that the Company maintain a minimum tangible net worth and meet a debt coverage ratio. The facility also restricts and/or prohibits certain transactions; including but not limited to, additional borrowing, the issuance of additional shares of capital stock, the payment of dividends and capital expenditures greater than $75,000. The facility further requires the Company to maintain $4,000,000 in cash on deposit with the lender and is secured by a blanket lien in favor of the lender on all Company assets, including the Company's headquarters building.

In addition to cash to fund operations, the Company's primary on-going cash requirements are those necessary to service debt, including capital and operating leases. The company believes that cash flow from laser refractive eye surgery centers as they mature, the $10 million cash obtained via the acquisition of RCII, and the availability of the Revolver will satisfy its operating cash and debt service requirements for at least the next 12 months. The
Company believes that, with its improved liquidity and capital position, it can obtain lease financing for significant capital expenditures. However, there can be no assurance that the Company will be able to replace its Facility, or on satisfactory terms, or that the Company's Laser Refractive Surgery Centers can achieve a positive cash flow.



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

Part II.  Other Information

Item 1.  Legal Proceedings.

The Company is a defendant in a case entitled Cabrini Development Council, et al. V. LCA-Vision Inc., et al., Supreme Court of the State of New York, County of New York. Various employees, officers, directors and former directors of the Company are co-defendants. The case was filed in October 1997 and arises out of the operations and the termination of operations of a New York limited liability company (the "LLC") which had been formed by the Company, the plaintiff in the action and a New York professional corporation (the "PC") owned by certain physicians, for the purpose of opening and operating a Laser Refractive Surgery center or centers in New York City. Business activities commenced in 1995, but were unprofitable. After the LLC's resources were exhausted, the Company paid its operating costs for a period of time. In August, 1997, after further losses and after the parties were unable to come to a final understanding as to their respective rights and obligations, the operations of the LLC ceased.

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4.5 and punitive damages which total not less than $2 million, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company, which has not yet filed an answer, believes that the plaintiffs' claims are without merit and intends to vigorously defend the action.

Item 2.  Changes in Securities.
None

Item 3.  Defaults upon Senior Securities.
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information.
None

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 11  Computation of Per Share Earnings (Loss)

Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K.

(1) Form 8-K dated August 18, 1997, announcing the Company's obtaining a new financing agreement from The Fifth Third Bank of Cincinnati to replace its expired existing package.

(2) Form 8-K dated August 18, 1997, announcing the closing of the acquisition of assets of Refractive Centers International, Inc., a subsidiary of Summit Technology, Inc.

(3) Form 8-K/A dated August 18, 1997, amending the Form 8-K dated
August 18, 1997, to include the financial statements of the business acquired and pro forma financial information as required by Regulation S-X.

                         Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                     LCA-VISION INC.



Date   November 14, 1997       /s/ Stephen N. Joffe
                               Stephen N. Joffe
                               President and Chief Executive
                               Officer

Date   November 14, 1997      /s/ Larry P. Rapp
                              Larry P. Rapp
                              Chief Financial Officer

Exhibit 11

                            LCA-VISION INC.
                      Computation of Per Share Loss
                    For the Three and Nine Months Ended
                       September 30, 1997 and 1996

                                    Three Months                  Nine Months
                                 Ended September 30,         Ended September 30,
                                  1997            1996         1997             1996
Primary Per Share Loss

Net (loss) available for common
  shareholders                  $(2,614,200)  $(1,091,200)  $(5,474,300)   $(2,567,800)

Shares:
Weighted average number of
 common shares outstanding       30,976,290    19,617,878    23,390,639     19,617,845
Additional shares assuming
 exercise of
 stock options (a)               -----------   -----------   -----------    -----------

Average common shares and
 equivalents as
   adjusted                      30,976,290    19,617,878    23,390,639     19,617,845

Net (loss) per common share     $     (0.08)  $     (0.06)  $     (0.23)   $     (0.13)


(a) Net loss per share is based on average outstanding common shares. Assuming exercise of options would be anti-dilutive as an increase in the number of shares assumed to be outstanding would further reduce the amount of the loss per share.
