Form 10KSB40
period 1997-12-31
LCA VISION INC
filed 1998-03-31
CIK 1003130

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                   ________________________


                          FORM 10KSB
                   ________________________

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended      Commission file number 0-27610
      December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ X ]
________________________

As of March 9, 1998 the latest practicable date, 36,664,815 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by nonaffiliates was approximately $14,140,444 at that date.


________________________

     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10KSB into which the document is incorporated: Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of stockholders to be filed on or prior to April 21, 1998, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):
      Yes ____         No     X

PART I

Item 1.     Description of Business.

Background and History of Company

LCA-Vision Inc. (the "Company" or "LCA-Vision") was incorporated in Delaware in 1987 under the name Kessef Technologies Inc. In 1988, Kessef Technologies Inc. merged with Maxoil Incorporated, a California corporation, under the charter of Kessef Technologies Inc. changing the name of the Company to Maxoil Incorporated. Maxoil Incorporated formerly operated a business developing, managing and syndicating oil and gas investments and in 1988 had completed an initial public offering issuing 1,500,000 shares of its common stock to the public. Since December 31, 1993, Maxoil Incorporated had been an inactive, non-operational corporation.

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

On August 18, 1997 (the "Closing"), pursuant to an Acquisition Agreement ("Acquisition Agreement") by and among the Company, Summit Technology, Inc. ("Summit") and Refractive Centers International, Inc. ("RCII") dated July 23, 1997, the Company purchased all of the outstanding shares of RCII. The Company at Closing purchased from Summit 5,000,000 shares of RCII's common stock, par value $.01 in exchange for 16,164,361 newly-issued shares of Company common stock. Prior to the Closing, 19 individuals had held options for 312,500 shares of RCII common stock, 278,767 of which were exercisable at Closing. These individuals exercised their options prior to Closing and the Company also purchased all 278,767 shares of RCII common stock owned by them in exchange for 901,218 newly-issued shares of Company Common Stock. As a result of these transactions, the Company in the aggregate issued 17,065,579 shares of Company Common Stock and came to own 100% of the issued and outstanding shares of RCII common stock. RCII is operated as a wholly-owned subsidiary of the Company.

Business Overview

LCA-Vision is a leading developer and operator of free-standing laser refractive eye surgery centers in the U.S. The Company's centers (the "Centers") offer laser refractive eye surgery procedures for treatment of nearsightedness and other eye conditions. They include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") (PRK and LASIK are referred to collectively as "Laser Refractive Surgery").

The Company also manages laser and minimally invasive surgery programs for hospitals and medical centers on a contract basis at 13 locations. The cash flow from these operations has been used to partially fund the expansion of the laser refractive surgery operations.

Laser Refractive Surgery Centers

The Laser Refractive Surgery Centers operated by the Company provide the facilities, equipment and support services necessary for physicians to perform various corrective eye surgeries that employ state-of-the-art laser technologies. Each Center is equipped with one or more excimer laser systems in addition to corneal topography instruments, ophthalmic examination equipment, computer systems and standard office equipment. Physicians who have completed extensive FDA-mandated training sessions and have met the Company's qualification criteria, use the Company's facilities to perform Laser Refractive Surgery on an out-patient basis.

The most common procedures performed at the Centers are PRK (photorefractive keratectomy) and LASIK (laser in situ keratomileusis) to treat nearsightedness. PRK is an outpatient procedure performed with an excimer laser to treat nearsightedness, whereby submicron layers of tissue are ablated (removed) from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. LASIK is an advanced outpatient procedure to treat nearsightedness, also using an excimer laser. As new laser-based surgical procedures are approved by the FDA, the Company plans to accommodate the service requirements for these procedures as well, to the extent feasible at that time.

The results of a Company study of the initial 1,150 procedures performed at its U.S. centers indicated that, of those procedures with at least six months of follow-up, 85% of the eyes were corrected to between 20/20 and 20/25 and 97% were corrected to at least 20/40.

 Operation of Centers

The operations of the Company generally consist of providing to credentialed physicians fully-equipped and staffed laser surgery centers, which these physicians use to perform Laser Refractive Surgery and other ophthalmic procedures. The Company also provides management services, including billing and marketing functions, and educational programs. The Company is compensated for a physician's use of the Company's Centers and support services. Summit and VISX lasers are subject to a royalty fee of $250 per procedure performed in the U.S.

By using the Company's facilities, physicians are able to concentrate on treating patients and are free from the financial and management requirements associated with establishing and operating a surgery center. Additionally, participating physicians benefit from the Company's marketing skills and programs (such as its toll-free 800 numbers) in terms of identifying and capturing potential new patients. Finally, many of the administrative and financial functions are performed more efficiently and cost-effectively in a centralized operation.

Because Laser Refractive Surgery is not generally reimbursable by third-party payors, the Company offers several financing alternatives. Customers can pay for the procedure with cash, bank check, money order or credit card. The Company also offers information regarding installment plans, insurance coverage, home equity loans and payment through employer flexible benefit plans. The Company bears minimal or no credit risk for any of these options.

Marketing

The Company's marketing program adopts a two-pronged approach to promoting Laser Refractive Surgery. It is designed to advertise Laser Refractive Surgery directly to consumers through television, print, media and direct marketing. In addition, Company personnel work directly with ophthalmologists to increase the number of credentialed physicians who are knowledgeable about and use the Company's Centers to perform Laser Refractive Surgery.

The Company seeks to differentiate its centers in the marketplace by providing locations and treatment environments that meet patient and doctor preferences. Additionally, in keeping with past practice, as the Company enters a market with an existing laser system (produced by competitors Summit or VISX), it typically will install the other system if that system better satisfies the needs of local ophthalmologists. The Company utilizes both Summit and VISX lasers at its U.S. Laser Refractive Surgery centers and one each of Nidek, Chiron and Sunrise at its non-U.S. Laser Refractive Surgery centers.

Competition

Laser Refractive Surgery, whether performed at a Company Center or elsewhere, competes with several surgical and non-surgical treatments to correct refractive disorders including eyeglasses, contact lenses, other types of refractive surgery (such as radial keratotomy) and corneal implants. In addition, other technologies currently under development may ultimately prove to be more attractive to consumers than Laser Refractive Surgery.

The Company further faces competition from other providers of Laser Refractive Surgery. Eye care services in the U.S., including
Laser Refractive Surgery, are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care centers. Laser Refractive
Surgery chains, such as the Company, are a specialized type of multi-site eye care center that primarily provide Laser Refractive
Surgery. Among the Laser Refractive Surgery center chains, the
Company believes it is one of the largest providers in terms of number of facilities, followed by Laser Vision Centers, Inc., TLC-The Laser Center Inc. and Sight Resource Corp.

In addition to competition from other chains of Laser Refractive Surgery centers, the Company faces competition from hospitals, clinics and private ophthalmologists who practice in the same geographic area as one of the Centers. Furthermore, retail optical chains could potentially provide Laser Refractive Surgery. Certain chains have entered the Laser Refractive Surgery market. Management believes they have had limited success and have cut back their involvement in the industry. Other retail optical chains are not currently focusing on providing Laser Refractive Surgery.

Employees

As of December 31, 1997, the Company had 156 employees, of whom 122 employees were full-time. The personnel who constitute the Company's independent faculty are doctors and other healthcare professionals retained, when and as needed, as independent contractors to assist with the education and training provided by the Company to its clients. The Company retains its faculty from a pool of doctors or other healthcare professionals who have agreed to provide services to the Company on an independent contractor basis.

Trademarks

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

Reliance on Suppliers of Laser Equipment

The Company is not directly involved in the research, development or manufacture of ophthalmic laser systems, and is dependent on unrelated manufacturers for its supply of ophthalmic lasers. There are two companies, Summit and VISX, Inc. ("VISX") whose excimer laser systems have been approved by the FDA for commercial sale in the U.S. If Summit and/or VISX were for any reason to discontinue commercial sale of ophthalmic lasers in the U.S., the Company would be limited in its ability to operate new and existing Laser Refractive Surgery centers.
Government Regulation

The Company and its operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care. These include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by state and federal law.

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and the Company to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in appropriate circumstances. Failure of the Company or its principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of the Company's use of excimer lasers which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Summit or any other manufacturers that supply or may supply excimer lasers to the Company to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit the ability of the Company to use the lasers.

Item 2.  Properties

The Company's corporate headquarters and one of its Laser Refractive Surgery Centers are located in a 32,547 sq. ft. office building the Company owns in Cincinnati, Ohio. All of the Company's other Laser Refractive Surgery Centers are generally located in professional office buildings. Substantially all of the Laser Refractive Surgery Centers include laser surgery rooms, private examination rooms, and large patient waiting areas. The leased space ranges in size from approximately 2,000 to 6,700 square feet; with expiration dates ranging from September 30, 1998 to December 31, 2004. The Company considers all of its centers to be well-suited to its present and currently anticipated future requirements. However, the Company does not believe that any of the leases is material to the operation of the Company. The following table describes the locations of the wholly-owned Laser Refractive Surgery Centers by state or country:

                                                  Aggregate Annual
             Location            Leased/Owned      Lease Payment
Agoura Hills, CA                   Leased             $43,500
Concord, CA                        Leased              50,973
Costa Mesa, CA                     Leased              52,628
Glendale, CA                       Leased              69,618
Mountain View, CA                  Leased              45,036
San Bernardino, CA                 Leased              61,068
San Francisco, CA                  Leased              55,648
San Jose, CA                       Leased              53,235
Torrance, CA                       Leased              55,706
Helsinki, Finland                  Leased            --------
Clearwater, FL                     Leased              47,367
Plantation, FL                     Leased              51,990
Schaumburg, IL                     Leased              45,684
Vernon Hills, IL                   Leased              54,440
Annapolis, MD                      Leased              22,403
Baltimore, MD                      Leased              93,621
Bethesda, MD                       Leased              52,867
Edina, MN                          Leased              32,289

Charlotte, NC                      Leased              62,042
Albany, NY                         Leased              58,625
Amherst, NY                        Leased              67,248
Centerville, OH                    Leased              50,676
Cincinnati, OH                     Owned              -------
Columbus, OH                       Leased              27,136
Holland, OH                        Leased              82,522
Worthington, OH                    Leased              38,625
Ft. Erie, Ontario, Canada          Leased               6,891
Willowdale, Ontario, Canada        Leased              35,000
Falls Church, VA                   Leased              52,477

(1) Annapolis, Baltimore and Helsinki are leased through joint ventures. The rent for the Helsinki center is included in the monthly administration fee charged by the manager which is one of the investors.

The above table does not include the locations or annual rent for the centers closed. The Company is actively pursuing subtenants for each of these locations.

Item 3. Litigation

The Company is a defendant in a case entitled Cabrini Development Council, et al. vs LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York, in November, 1997. Various employees, officers, directors and former directors of the Company are co-defendants. The case arises out of the operations and the termination of operations of New York limited liability company (the "LLC") which had been formed by the Company, the plaintiff in the action and a New York professional corporation (the "PC") owned by certain physicians, for the purpose of opening and operating a laser refractive surgery center or centers in New York City. Business activities commenced in 1995, but were unprofitable. After the LLC's resources were exhausted, the Company paid its operating costs for a period of time. In August, 1997, after further losses and after the parties were unable to come to a final understanding a s to their respective rights and obligations, the operations of the LLC ceased.

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500 and punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions have not yet been ruled on by the court.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

The Company's Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LCAV." On March 9, 1998, there were approximately 3,386 holders of record of the Company's Common
Stock.

The following table sets forth, for the periods indicated, as reported on the Nasdaq SmallCap Market, the range of high and low closing prices. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

In June 1996 the Company effected a 1 for 4 reverse stock split.
The closing prices prior to the date of the split have been adjusted for the split.

                                    High         Low

1996:     First Quarter            $22.000     $ 6.000
          Second Quarter            11.500       3.625
          Third Quarter              6.250       3.625
          Fourth Quarter             4.375       2.250

1997:     First Quarter           $  6.875     $ 2.375
          Second Quarter             7.125       2.688
          Third Quarter              3.875       2.750
          Fourth Quarter             3.625       1.000

The Company did not pay any cash dividends during 1996 and 1997 and does not anticipate doing so in the future. The Company's loan agreement with its principal lender prohibits the Company from declaring or paying any dividend or distributions, except stock dividends, on its capital stock.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis or Plan of Operation.

Overview (dollars in thousands, except where noted)

LCAVision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of freestanding laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ stateoftheart laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness).

The Company also manages multispecialty laser surgery programs at 13 medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the education and marketing programs of the surgical center and its staff including doctors.

The Company derives its revenue from three primary sources: (i) fees for surgeries performed at its laser refractive eye surgery centers, (ii) contractual fees for managing multispecialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources. Miscellaneous sources include product sales lasers and laser surgery instruments which the Company phased out effective December 31, 1996.

Management anticipates that the composition of future revenue will change as PRK and LASIK become more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the Company while revenues from laser vision correction centers are expected to increase.

The Company classifies operating expenses as follows: (a) direct operating expenses which include: (i) laser refractive eye surgery
centers   labor, physician fees, Pillar Point royalty fees (a
royalty fee paid to the manufacturers of the FDAapproved lasers of $250 per procedure), facility rent and utilities, and surgical
supplies; (ii) multispecialty laser surgery programs   labor; and
(iii) other services and products   labor and cost of products
sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center preopening expenses which include direct costs incurred prior to opening a laser vision correction center; and (d) depreciation and amortization.
Results of Operations

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

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. (the "Acquisition") for 17,065,579 shares of its common stock. The Acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof. The results of operations of the Company subsequent to August 18, 1997 include the revenues and expenses of RCII. RCII had revenues of $2,565 and net loss of $(1,882) for the period August 18 to December 31, 1997.

Sources of Revenues

Sources of revenues for the years 1997, 1996 and 1995 follow:

                                       1997       1996       1995

Laser refractive eye surgery centers  $12,917     $3,715     $---
  Growth rate                            248%       N/A

Multi-specialty surgery programs        3,064      4,665     6,621
  Growth rate                            -34%       -30%
Other                                   1,613      5,380     7,030
  Growth rate                            -70%       -23%

Total                                  17,594     13,760    13,651

The extent of the shift in the Company's future revenues is dependent on the number of laser vision correction procedures.

Laser refractive surgery centers

Laser refractive surgery center revenue increased due to more centers being opened in 1997 and the growth in the number of procedures performed, including those applicable to RCII.

The following table illustrates the growth of laser vision correction procedures performed at the Company's centers.

                          Historical           Pro Forma
                     Wholly-    Combined   Wholly-    Combined
                     owned                 owned

1997
Q4                    2,888       3,296     2,888      3,296
Q3                    2,375       2,790     3,196      3,611
Q2                    1,506       2,078     2,973      3,543
Q1                      979       1,443     2,262      2,726
1996
Q4                      745       1,089     1,789      2,133
Q3                      596         864     1,257      1,525
Q2                      790       1,054     1,155      1,419
Q1                      532         613       548        629

Pro forma procedures include those performed at RCII centers prior to their acquisition by the Company. Combined procedures include those performed at investee centers. The Company records the results of its investee centers using the equity method.

The growth and profitability of the Company are predicated on increases in procedure volume. Industry sources estimate that 70,000 procedures were performed in the U.S. in 1996 and that 300,000 to 350,000 procedures will be performed in 1998. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, should result in increased procedure volume.

Multi-specialty surgery programs

At December 31, 1997, the Company manages multi-specialty laser surgery programs at 13 medical facilities on a contract basis. At December 31, 1996 the Company had contracts at 26 medical facilities. 1996 revenue also includes one-time revenue of $725 from the implementation of programs in hospitals and investee laser refractive surgery centers and contract cancellation fees.

The renewal of the Company's contracts with the hospital providers has become increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities are being driven to reduce costs and scaleback their operations, sometimes including the programs that the Company manages. The Company's existing contracts provide positive cash flow; however, the Company has decided to reduce its providing of this service due to difficult environment. In addition, budget reductions at the facilities have reduced the marketing and education programs, key elements to a successful surgery program.

Expenses

Direct operating expenses increased compared to 1996. The increase of direct operating expenses is primarily a result of the Company's expansion into the laser refractive eye surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. Certain of these costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

General and administrative expenses increased $1,567 compared to 1996. The increase was primarily due to additional costs incurred as a result of the acquisition of RCII. The cost controls instituted at the end of 1996 minimized the increase for 1997. In 1997, the Company spent approximately $1,259 for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increase as the Company opens new laser vision correction centers.

Concurrent with the acquisition of RCII, the Company implemented a program to close certain centers, both existing and acquired, and reduce overhead costs. Included in the 1997 financial statements are revenues of $414 and operating losses of $343 for these centers. In addition, the Company elected to write-off its investment in two of its joint ventures as a result of their closing and to write-down certain product inventory. The Company recorded a repositioning accrual of $1,100 in connection with these decisions. Costs of $620 associated with restructuring RCII were also recorded as part of the purchase price. These costs relate primarily to rent for closed centers and severance costs. Costs of $899 were charged against these accruals in 1997.

Depreciation and amortization increased in 1997 compared to 1996 due to the increase in property and equipment, primarily equipment for the laser vision correction centers acquired from Summit.

Interest expense increased primarily due to the increased borrowings under the line of credit to fund current operating needs and capital equipment, offset by the reduction in loans from the principal shareholders.

In the first quarter of 1996 the Company sold its investment in Continuum Biomedical, Inc., an investment accounted for using the equity method of accounting, for $1,000. A gain of $546 is recorded in other income.

Liquidity and Capital Resources

The Company's principal capital requirements since late 1995 have been to fund its expansion into laser refractive surgery - the furnishing and equipment of centers, the development of marketing and advertising programs, and the funding of operating losses.
Historically, the Company's principal sources of funds to finance its capital requirements have been borrowings under its bank line of credit, operating and capital leases, cash flow from its multi-specialty laser program contracts, and the sale of common stock to and borrowings from its principal shareholders in the third quarter 1995.

In 1996, the Company rapidly expanded its number of laser refractive eye centers. The Company opened eight wholly-owned and four investee-owned centers in 1996. At December 31, 1996 there were ten wholly-owned and five investee-owned centers operating. The Company slowed its expansion in 1997 - two wholly-owned centers were opened - to concentrate on making existing centers profitable. During 1997, the Company closed one wholly-owned and three investee-owned centers. During the last half of 1997 almost every one of the remaining centers became profitable, primarily due to increased procedure volume.

On August 18, 1997, the Company issued 17,065,579 shares of its Common Stock for 100% of the issued and outstanding common stock of RCII, a majority-owned subsidiary of Summit. At the time of the acquisition, RCII owned and operated 19 laser refractive eye surgery centers and had management service agreements with six "enters of excellence" located at prestigious hospitals and university medical centers. The acquisition agreement required RCII to have a minimum cash balance of $10 million at closing.

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

In connection with the acquisition of RCII, the Company entered into a new debt facility with its primary lender to replace the Company's previous facility. The facility consists of an $8 million line of credit ("Revolver") and a term loan ("Term Loan") in the amount of $3.053 million. The Revolver and Term Loan bear interest as follows: August 18, 1997 until February 28, 1998, 1% above the lender's prime rate in effect from time to time ("Prime Rate"); February 28, 1998 until August 31, 1998, 3% above the lender's Prime Rate; and (iii) August 31, 1998 until September 30, 1998, 6% above the lender's Prime rate. September 30, 1998 is the maturity date of the Revolver and Term Loan. The Term Loan is payable in 14 monthly installments, due on the first day of each calendar month, commencing September 1, 1997 and ending with a final payment on September 30, 1998. Availability under The Revolver was $1,359 at December 31, 1997.

The Facility requires, among other things, that the Company maintain a minimum tangible net worth and meet a debt coverage ratio. The facility also restricts and/or prohibits certain transactions; including but not limited to, additional borrowing, the issuance of additional shares of capital stock, the payment of dividends and capital expenditures greater than $75. The facility further requires the Company to maintain $4,000 in cash on deposit with the lender and is secured by a blanket lien in favor of the lender on all Company assets, including the Company's headquarters building.

As of January 1, 1998, the Company's open access concept and management techniques are in place at the RCII laser refractive eye surgery centers. Management anticipates that these changes, together with the switch to VISX lasers at five of the centers, will result in increased procedures and profitability in 1998.

During 1998 the Company will continue to focus on making its centers profitable rather than expansion. This could result in additional centers or possibly relocations if profitability objectives are not achieved. The Company believes that procedures will continue to increase in 1998 and will result in the laser refractive eye surgery center business turning profitable. First quarter 1998 procedures are ahead of the Company's forecast.

With the Facility expiring on September 30, 1998, the Company is actively seeking a new financing package that will allow the $5,900 of cash in escrow to be available or significantly reduced. The Company believes that the cash flow resulting from the procedure increase together with the freeing of restricted cash will allow the Company to fund its activities without the need for an increased credit facility. The Company is optimistic that it can refinance the Facility; however, there can be no assurance that the Company will be able to do such on satisfactory terms.

The Company is discussing a sale-leaseback transaction for certain of its ophthalmic equipment and lasers with several leasing companies. Funds generated from a sale-leaseback transaction would be used to reduce the Company's existing bank debt. The Company is also considering a private placement of equity or mezzanine financing as a means to reduce its bank debt. However, there can be no assurance that it can enter into such transactions or on satisfactory terms.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

The Company's computer applications are pc-based and generally utilize third-party vendor software. The Company has reviewed its computer applications and determined that the cost of compliance with the Year 2000 issue will be de minimus.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued
Statements No. 130, "Reporting Comprehensive Income" and No. 131,
"Disclosure about Segments of an Enterprise and Related
Information" which are effective for fiscal years beginning after December 15, 1997.

The Company anticipates that the adoption of these Statements will not have a material impact on its financial disclosures or any previously reported information affected by these Statements.

Item 7.  Financial Statements.

The consolidated financial statements for the year ended December
31, 1997, are included in this Annual Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 21, 1998.

Item 10.  Executive Compensation.

The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 21, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 21, 1998.

Item 12.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the Company's 1998 Proxy Statement to be filed on or prior to April 21, 1998.

PART IV

Item 13.  Exhibits and Reports on Form 8K.

Exhibit
Number       Description of Exhibit
3(a)(i)      Amended Certificate of Incorporation
             of Registrant                                Note A

3(a)(ii)     Amended Certificate of Resignations as
             to Interim Preferred Stock



3(b)         Amended Bylaws of Registrant                Note A

10(a)        LCA-Vision Inc. 1995 Long-Term Stock
             Incentive Plan                              Note B

10(b)        LCA-Vision Inc. Directors'
             Non-Discretionary Stock Option Plan         Note B

10(c)        LCA-Vision Inc. 401(k) Plan                 Note A

10(d)        The LCA Surgery Center Real Estate Lease    Note A

10(e)        The LCA Surgery Center, Ltd.
             Administrative Services Agreement           Note A

10(f)        Loan Agreement dated August 18, 1997
             between Regristrant and
             The Fifth Third Bank                        Note C

21           Subsidiaries of Registrant

23           Consent of Coopers & Lybrand L.L.P.

24           Powers of Attorney                          Note D

27           Financial Data Schedule


NOTE REFERENCES:

      A.     Incorporated by reference to the Company's
Registration Statement on Form 10-SB No. 0-27610, which became effective on January 25, 1996.

     B.     Incorporated by reference to the Company's Annual
Report on Form 10-KSB for the year ended December 31, 1995.

     C.     Incorporated by reference to Form 8-K filed August 18,
1997.

     D. Contained on the first page of the signature pages contained in this report.

     (b)      Reports on Form 8K

           1) Form 8-KA amending the Form 8-K dated August 18, 1997 to include information required by Item 7.
                  Financial Statements and Exhibits

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-KSB dated March 25, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.



Date:   March 25, 1998              By: /s/ Stephen N. Joffe
                                       Stephen N. Joffe, President


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

Principal Executive
Officer:                                           Date:



                             President and
/s/ Stephen N. Joffe         Chief Executive       March 25, 1998
Stephen N. Joffe             Officer

Principal Financial and
Accounting Officer:


                              Chief Financial
/s/ Larry P. Rapp             Officer              March 25, 1998
Larry P. Rapp

Directors:




/s/ Stephen N. Joffe          Director             March 25, 1998
Stephen N. Joffe



/s/ William O. Coleman        Director             March 26, 1998
 William O. Coleman


/s/ John H. Gutfreund         Director             March 27, 1998
John H. Gutfreund


 /s/  John C. Hassan          Director             March 25, 1998
John C. Hassan

                           INDEX TO CONSOLIDATED
                           FINANCIAL STATEMENTS


                                                    Page Number
Description                                         in this Report

Report of Independent Accountants                        18

Consolidated Statements of Operations
for the years ended December 31, 1997, 1996 and 1995     19

Consolidated Balance Sheets
as of December 31, 1997 and 1996                         20

Consolidated Statements of Shareholders' Investment
      for the years ended December 31, 1997, 1996
        and 1995                                         21

Consolidated Statements of Cash Flows
      for the years ended December 31, 1997, 1996
        and 1995                                         23

Notes to Consolidated Financial Statements               25

REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
LCA-Vision Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. and its subsidiaries as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.


Cincinnati, Ohio
March 25, 1998

LCA-VISION INC.

CONSOLIDATED STATEMENT OF OPERATIONS


Dollars in thousands, except share data

                                       Year Ended December 31,

                                      1997        1996       1995

Net revenues:
  Laser refractive eye surgery      $12,917      $3,715
  Multi-specialty laser surgery
    programs                          3,064       4,665    $6,621
  Other                               1,613       5,380     7,030
                                     ------      ------    ------

Total net revenues                   17,594      13,760    13,651

Direct operating expenses            11,433       7,732     5,981
General and administrative expenses   9,299       7,327     6,305
Center pre-opening expenses             162         225
Depreciation and amortization         2,511       1,597     1,042
Repositioning accrual                 1,100
                                     ------      ------    ------
Income (loss) from operations       ( 6,911)     (3,121)      323

Equity in income (loss) from
  unconsolidated affiliates             (27)   (    906)       40
Interest income                         216          89       158
Interest expense                     (1,140)   (    770)   (  309)
Other income (expense)                   77          51        10
                                     ------      ------    ------

Income (loss) before income tax      (7,785)     (4,057)      223

Income tax expense                      (68)                  (44)
                                     ------      ------    ------

Net income (loss)                    (7,853)     (4,057)      179
Accrued dividend - Class B
  preferred stock                      (183)

Amount applicable to income (loss)
per common share                    $(8,036)  $  (4,057)  $   179
                                     ======      ======    ======
Income (loss) per common share
  Basic                            $  (0.30)  $   (0.21)      (a)
  Diluted                          $  (0.30)  $   (0.21)      (a)

Weighted average shares outstanding -
  basic and diluted              26,709,184  19,609,505


(a) Note 2



The accompanying notes are an integral part of this statement

LCA-VISION INC.

CONSOLIDATED BALANCE SHEETS

Dollars in thousands


                                                   December 31,
                                               1997          1996
ASSETS
Current assets:
  Cash and cash equivalents                   $2,780    $     724
  Cash held in escrow                          5,900
  Accounts receivable, net                     2,047          720
  Prepaid expenses, inventory and other        1,892        1,229
                                              ------       ------
Total current assets                          12,619        2,673

Property and equipment, net                   18,462        9,456
Investment in affiliates                         250          219
Goodwill, net                                 11,987          134
Other assets                                   1,209          999
                                              ------       ------

Total assets                                 $44,527     $ 13,481
                                              ======       ======
LIABILITIES and SHAREHOLDERS' INVESTMENT
Current liabilities
  Accounts payable                            $1,831   $      783
  Line of credit                               6,641        3,438
  Term loan2,998
  Accrued liabilities and other                2,149          791
  Capital lease obligations                      543          639
  Other                                          155          210
                                              ------       ------
Total current liabilities                     14,317        5,861

Capital lease obligations                      1,221        1,957
Obligations to shareholders                    2,146        1,500
Other                                            129        2,965
                                              ------       ------
Total liabilities                             17,813       12,283

Commitments and contingencies

Shareholders' investment
  Preferred stock                              2,522        2,522
  Common stock                                    96           79
  Additional paid-in capital                  36,776        3,177
  Accumulated (deficit)                      (12,446)      (4,592)
  Accrued preferred stock dividend              (183)
  Treasury stock, at cost                      (  30)
  Translation adjustment                       (  21)          12
                                              ------       ------
Total shareholders' investment                26,714        1,198
                                              ------       ------
Total liabilities and shareholders'
  investment                                 $44,527      $13,481
                                              ======       ======

The accompanying  notes are an integral part of this statement

LCA-VISION INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT

Dollars in thousands
                                                Shares     Amount
Class A Preferred Stock:
  Balance at December 31, 1994
  Shares issued to effect merger                1,668
                                                -----
  Balance at December 31, 1995,1996 and 1997    1,668
                                                =====
Class B Interim Preferred Stock:
  Balance at December 31, 1994 and 1995
  Shares issued under shareholder debt
    conversion                                   12.6     $  2,522
                                               ------     --------
  Balance at December 31, 1996 and 1997          12.6     $  2,522
                                               ======     ========
Common Stock, $0.001 par value, 110,000,000
    shares authorized
  Balance at December 31, 1994               1,000,000   $      4
  Shares issued to effect merger            18,246,477         73
  Sale of shares                               292,500          1
                                            ----------     ------
  Balance at December 31, 1995              19,538,977         78
  Sale of shares                                44,444          1
                                            ----------     ------
  Other                                          6,591
  Balance at December 31, 1996              19,590,012         79
  Shares issued to acquire RCII             17,065,579         17
  Sale of shares                                20,128
  Other                                        (10,903)
                                            ----------     ------
  Balance at December 31, 1997              36,664,816  $      96
                                            ==========     ======
Additional Paid-in Capital
  Balance at December 31, 1994                          $     492
  Shares issued to effect merger                            2,229
  Sale of shares                                              588
  Distribution to shareholders                               (240)
                                                          -------
  Balance at end of December 31, 1995                       3,069
  Sale of shares                                              100
  Other                                                         8
                                                          -------
  Balance at December 31, 1996                              3,177
  Shares issued to acquire RCII                            33,543
  Sale of shares                                               56
                                                          -------
  Balance at December 31, 1997                          $  36,776
                                                          =======
Accumulated (Deficit)Balance at December 31, 1994       $   7,502
  Net income for 1995                                         179
  Distributions to shareholders                            (8,216)
                                                          -------
  Balance at December 31, 1995                            (   535)
  Net (loss) for 1996                                      (4,057)
                                                          -------
  Balance at December 31, 1996                             (4,592)
  Net (loss) for 1997                                      (7,853)
  Balance at December 31, 1997                           $(12,446)
                                                          =======

                           LCA-VISION INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT (continued)


Dollars in thousands

                                                   Shares   Amount

Accrued Preferred Stock Dividend
Balance at December 31, 1994, 1995 and 1996
Accrued dividend on class B interim preferred stock     $   (183)
                                                         --------
Balance at December 31, 1997                             $   (183)
                                                         ========
Treasury Stock
Balance at December 31, 1994,1995 and 1996
Shares received in payment of advance             10,909 $  ( 30)
                                                  ------  ------
Balance at December 31, 1997                      10,909 $  ( 30)
                                                  ======  =======
Translation Adjustment
Balance at December 31, 1994
Changes during 1995                                      $     7
Balance at December 31, 1995                                   7
                                                          ------
Changes during 1996                                            5
                                                          ------
Balance at December 31, 1996                                  12
Changes during 1997                                          (33)
                                                          ------
Balance at December 31, 1997                             $   (21)
                                                          ======



























The accompanying notes are an integral part of this statement
LCA-VISION INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


Dollars in thousands

Year Ended December 31,

                                           1997      1996    1995
Cash flows from operating activities:
Net income (loss)                       $ ( 8,036)$( 4,057) $ 179
Adjustments to reconcile net (loss)
to net cash provided (used) in operating
  activities:
  Depreciation and amortization              2,511   1,597  1,042
  Repositioning accrual                      1,100
  Equity in loss of unconsolidated
    affiliates                                  27     906
  (Gain) loss on sale of investments                (  576)    63
  (Gain) on disposal of equipment                   (   54)  (121)
  Provision for doubtful accounts receivable           145    153
  Write off of intangibles                             107     63
  Changes in operating assets and
    liabilities net of effect of acquisitions
   (Increase) decrease
      Accounts receivable                    ( 989)  1,044    148
      Other current assets                     334     (14)   (26)
    Increase (decrease)
      Accounts payable                         824      49    347
      Accrued liabilities and other            219   (  41)   393
                                             -----   -----  -----
Net cash provided (used) by operations      (4,010)  ( 894) 2,243
                                             -----   -----  -----
Cash flows from investing activities:
  Cash acquired in business combination     10,007
  Purchase of property and equipment          (603) (2,747)(1,818)
  Investment in unconsolidated affiliates           (1,099)
  Loans and advances to unconsolidated
    affiliates                                       ( 713)
  Acquisition of business                      (64)  ( 149)   67
  Purchase of intangibles                            (  41)( 168)
  Proceeds from sales of equipment                     133   339
  Proceeds from sale of investment                   1,000
                                              -----   -----  -----
  Net cash provided (used) by investing
    activities                                9,340 (3,617)(1,580)
                                              -----  -----  -----

















The accompanying notes are an integral part of this statement

LCA-VISION INC.

CONSOLIDATED STATEMENT OF CASH FLOWS  (continued)


Dollars in thousands

                                          Year Ended December 31,

                                          1997      1996     1995

Cash flows from financing activities:
  Net borrowing under line of credit      3,203     3,438
  Proceeds from long-term notes payable   3,077             7,591
  Repayment of long-term notes payable and
    capitalized lease obligations        (3,743)    ( 545) (1,944)
  Repayment of notes payable to
    shareholders                                    ( 354)  (  15)
  Proceeds from sale of common stock         56       100   2,891
  Distribution to shareholders                            ( 8,456)
  Other                                      33         9      (4)
                                          -----    -----    -----
Net cash provided by financing
  activities                               2,626    2,648      63
                                           -----    -----   -----
Net increase (decrease) in cash            7,956  ( 1,863)    726

Cash at beginning of year                    724    2,587   1,861
                                           -----    -----   -----
Cash at end of year                      $ 8,680   $  724  $2,587
                                           ======   =====   =====
Supplemental disclosures:
  Interest paid                          $   985   $  489
                                           =====    ======
  Notes payable shareholders converted
    to preferred stock                             $2,522
                                                    =====
  Inventory sold for long-term notes
    receivable                                     $  248
                                                    =====
  Capital lease obligations entered into           $2,265  $ (972)
                                                    =====   =====
  Transfer of equipment under capital
    leaseto affiliate                              $  486
                                                    =====








The accompanying notes are an integral part of this statement

LCA-VISION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Dollars in thousands, except share information

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On September 29, 1995, LCA-Vision Inc. ("LCA-Vision" or the "Company") merged with Laser Centers of America, Inc. ("LCA"). At the time of the merger, two shareholders together owned 92% of the outstanding voting stock of LCA-Vision and 100% of LCA's. The financial statements reflect the historical assets and liabilities and results of operations of LCA prior to the merger. Shareholders' equity was restated to reflect the capital structure of LCA-Vision at the time of the merger.

Immediately prior to the merger, LCA distributed $6,391 to its shareholders which represented a portion of the subchapter S corporation earnings previously included in the taxable income of its shareholders. The proceeds of the distribution were used by the shareholders to acquire shares of LCA-Vision common stock for $2,000 and to loan the remainder to LCA-Vision, receiving two promissory notes.

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

The Company manages multi-specialty laser surgery programs at various medical facilities on a contract basis. The Company structures its contractual arrangements to match compensation with the value of the specific services it provides. The Company is generally paid a fixed amount for the initial work performed to render a center operational and then receives compensation to service a center on an ongoing basis. Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the marketing programs of the surgical center and educating its staff including doctors.

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

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method which recognizes the cost over the estimated useful lives of the respective assets, or as to leasehold improvements, the lesser of the lease terms or their useful lives.

Per Share Data

In 1997 the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share".
Statement 128 simplified the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share". Statement 128 requires disclosure of basic and diluted earnings per share. Basic earnings per share is net income to common shareholders divided by weighted average common shares outstanding; diluted earnings per share is net income to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. Statement 128 required restatement of all prior-period earnings per share data presented.

The Company's weighted average shares for the diluted calculation does not assume exercise of any stock options or conversion of other securities since they would be antidilutive for 1997 and 1996 calculations.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, approximates their fair value due to their short term maturities. It was not practicable to estimate the fair value of borrowings under the Company's credit facility since there is no liquid market for this debt.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Credit risk associated with this concentration is limited due to the number and geographic dispersion of the accounts and the overall stability of the hospital industry. Management believes that adequate provision has been made for this credit risk.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued
Statements No. 130, "Reporting Comprehensive Income" and No. 131
"Disclosures about Segments of an Enterprise and Related
Information" which are effective for fiscal years beginning after December 15, 1997.

The Company anticipates that the adoption of these Statements will not have a material impact on its financial disclosures or any previously reported information affected by these Statements.

2.     ACQUISITIONS

a)     Refractive Centers International, Inc.

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a subsidiary of Summit Technology, Inc. ("Summit") (the "Acquisition"). The Company issued 17,065,579 shares of its common stock: 901,218 shares to individuals who held options for RCII common stock and exercised them prior to the closing and 16,164,361 shares to Summit. The fair value of the assets acquired consisted of $10,671, $9,511 and $12,802 for working capital, equipment, and goodwill, respectively. Goodwill is being amortized over 40 years using the straight-line method.

The Acquisition agreement restricts Summit from owning or operating laser vision correction centers for a period ending on the earlier of (i) July 22, 2000, or (ii) the date on which Summit owns less than five percent (5%) of the issued and outstanding shares of the Company's common stock.

 Summit and the Company have entered into a registration rights agreement pursuant to which Summit has the right to demand that the Company register under the Securities Act of 1933 the 7,164,361 shares of Company Common Stock owned by Summit to enable Summit to sell such shares on any date after May 17, 1998.

In connection with the Acquisition, the Company signed service contracts with Summit for all Summit lasers owned or leased by the company. These contracts each have a term of three years and require fees of $80 per laser system for such three-year period. With respect to up to five service contracts, if during the term of a service contract the Company discontinues all use of the laser system under the contract (except in connection with the closing of a laser refractive eye surgery center), and does not replace the laser system with any Summit excimer laser system, then the Company may terminate the contract.

Concurrent with the acquisition of RCII, the Company implemented a program to close certain centers, both existing and acquired, and reduce overhead costs. Included in the 1997 financial statements are revenues of $414 and operating losses of $343 for these centers. In addition, the Company elected to write-off its investment in two of its joint ventures as a result of their closing and to write-down certain product inventory. The Company recorded a repositioning accrual of $1,100 in connection with these decisions. Costs of $620 associated with restructuring RCII were also recorded as part of the purchase price. These costs relate primarily to rent for closed centers and severance costs. Costs of $899 were charged against these accruals in 1997.

The Acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and the interpretations thereof, pursuant to which the assets and liabilities of RCII were adjusted to their respective fair values and included with those of the Company as of August 18, 1997. The results of operations of the Company subsequent to August 18, 1997 include the revenues and expenses of RCII; the historical results of operations of the Company for periods prior to August 18, 1997 were not restated.

Unaudited pro forma data as though the Company had acquired RCII as of the beginning of each of the years 1996: revenues - $16,778; net (loss) - $(22,814); and (loss) per share - $(0.62); 1997:
revenues - $22,276; net (loss) - $(14,353); and (loss) per share - $(0.39). The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisition of RCII been made at the beginning of the respective periods or of results which may occur in the future.

b) 938051 Ontario Inc.

On October 28, 1996, the Company purchased the outstanding shares of 938051 Ontario Inc. ("The Eye Laser Centre"). The terms of the acquisition provided, among other things, for the Company to pay $160, in cash and provide a letter of credit in the amount of $64, to be held in escrow pending the earlier of the following: (i) dismissal of a patent infringement lawsuit filed against one of the sellers, or (ii) settlement or final court determination of the lawsuit. The lawsuit was settled in June 1997.

The Company may also be required to issue unregistered common stock with a total market value of $280, or cash totaling $224, based on whether The Eye Laser Centre achieves certain performance objectives. The acquisition of The Eye Laser Centre has been accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired ($124) has been recorded as goodwill which is being amortized over 5 years using the straight-line method.

c) Laser Centers of America, Inc. (Unaudited)

LCA was a subchapter S corporation prior to September 25, 1995. Earnings of a subchapter S corporation are treated as taxable income to the shareholders. The statement of operations does not include a provision for income taxes during the period LCA was an S corporation. If LCA had not been taxed as an S corporation a pro forma provision for income taxes of $41 would have been recorded, reducing net income to $138. Pro forma for earnings per share, both basic and diluted, are $0.02 based on 5,659,208 pro forma weighted average shares outstanding.

3.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                              December 31,
                                           1997         1996

Receivables:
  Trade receivables                    $   2,142      $     820
  Allowance for doubtful accounts            (95)          (100)
                                          ------         ------
                                       $   2,047      $    (720)
                                          ======         ======
Prepaid Expenses, Inventory and Other:
  Prepaid expenses                     $   1,334      $     206
  Notes receivables                          304            300
  Inventory                                  103            245
  Other                                      151            478
                                          ------         ------
                                       $   1,892      $   1,229
                                          ======         ======

In December 1996, the Company sold its products inventory at book value ($248) and received a two year note.

                                              December 31,
                                           1997         1996

Property and Equipment:
  Land                                 $     375      $     375
  Building and improvements                4,933          4,929
  Leasehold improvements                   1,729            212
  Furniture and fixtures                   1,684            571
  Equipment                               13,231          2,967
  Equipment held under capital leases      2,429          2,819
  Vehicles                                   141            141
                                          ------         ------
                                          24,522         12,013
Accumulated depreciation and
  amortization                            (6,101)        (3,063)
                                          ------         ------
                                          18,421          8,953

Construction in progress                      41            503

                                       $  18,462     $    9,456
                                         ========       ========

Depreciation expense was $2,322; $1,503; and $885 in 1997, 1996 and 1995, respectively. Depreciation and amortization is provided based on the following useful lives: building and improvements --
5 to 31 years; furniture and fixtures -- 5 to 7 years; equipment -- 5 years; and vehicles -- 5 years.

                                              December 31,
                                           1997          1996

Other Assets
  Deposits - lasers                                  $    262
Organization costs, net                 $    670
Long-term receivables                                     441
Other                                        539          296
                                          ------       ------
                                        $  1,209     $    999
                                          ======       ======


                                              December 31,
                                           1997          1996

Accrued Liabilities and Other
  Accrued interest - shareholder notes               $    358
  Accrued wages                                            20
  Other                                 $  2,149          413
                                          ------       ------
                                        $  2,149     $    791
                                          ======       ======
4.     CREDIT ARRANGEMENTS

In connection with the acquisition of RCII, the Company entered into a new debt facility with its primary lender to replace the Company's previous facility. The new facility consists of an $8 million line of credit and a term loan in the amount of $3,053. The line of credit and the term loan mature on September 30, 1998 and bear interest as follows: August 18, 1997 until February 28, 1998, 1% above the lender's prime rate; February 28, 1998 until August 31, 1998, 3% above the lender's prime rate; and August 31, 1998 until maturity, 6% above the lender's prime rate. Interest on borrowings under the line of credit is payable monthly. The term loan is payable in 14 monthly installments of $14 plus interest with the unpaid principal due at maturity.

The new facility requires the Company to maintain $4 million in cash on deposit with the lender and is collateralized by a blanket lien on all Company assets, including the Company's headquarters building. The credit facility requires the Company to maintain (i) a debt to tangible net worth ratio of less than 1.0:1.0, and (ii) maintain tangible net worth; defined as the sum of shareholders' investment, obligations due shareholders, and accrued preferred stock dividends; of at least $15 million. The new facility also restricts the Company's ability to pay dividends, issue stock, incur indebtedness, enter into lease commitments or acquire capital equipment with a purchase price in excess of $75 without the consent of the lender.

At December 31, 1996, the Company had a mortgage payable approximating $3,100. The proceeds from the $3,053 term loan were used to pay the balance of the mortgage at August 18, 1997.

The Company has a note payable collateralized by certain laser equipment. The note requires monthly payments of principal and interest of $3 (Canadian) and bears interest at the Royal Bank of Canada prime rate plus 1.75%.

5.     OBLIGATIONS TO SHAREHOLDERS

Obligations to shareholders is comprised of:

                                                1997         1996

         Notes payable - shareholders          $1,500       $1,500
         Accrued interest                         463
         Accrued dividends on preferred
            stock - Series B                      183
                                                -----        -----
                                               $2,146       $1,500
                                                =====        =====

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. In two separate transactions in December
1996, the note holders converted $2,522 of their notes into Class
B preferred stock (note 7).

In connection with the acquisition of RCII, the notes payable-shareholders were amended to limit payment of principal and accrued interest to 25% of the amount earnings for the prior fiscal year exceed $1 million. Earnings for this purpose are defined as income before taxes, amortization of goodwill and depreciation, net of capital expenditures, for such fiscal year.

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company is an investor in two entities that own and operate laser eyecare surgery centers:

                                             Ownership
                                             Percentage
The Baltimore Laser Sight Center, Ltd.          45%
 Silmalaseri Oy                                 43

The Company wrote off its investments in Excimer Associates LLC and The Georgia Laser Sight Center, Ltd. resulting in a charge to income of $250 recorded in the third quarter of 1997.

The Company provides a variety of fee-based services to its equity investee, The Baltimore Laser Sight Center, Ltd. Revenue for management services performed for the investees was $ 162 and $ 418 in 1997 and 1996 respectively. The Company was reimbursed approximately $ 286 for marketing services performed on behalf of the investees in 1997.

Summary financial information for these investments reported on the equity method of accounting is as follows:

                                             1997        1996
Financial Position:
  Current assets                           $   597      $1,113
  Total assets                               1,364       2,189
  Total liabilities                          1,057       2,479
  Members' equity (deficit)                    307        (209)

Operating Results:
  Revenue                                    3,241       1,614
  Net (loss)                                 ( 114)     (2,610)

In the first quarter of 1996 the Company sold its investment in Continuum Biomedical, Inc. which had been accounted for using the equity method for $1,000. Other income includes a gain of $546 from this sale.

7.     PREFERRED STOCK

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

Preferred stock consists of: Class A, $.001 par value 1,688 shares authorized, 1,688 shares issued ($68 aggregate liquidation preference); Class B, $.001 par value, 7% dividend - First Interim Series, 6 shares issued ($1,200 aggregate liquidation preference), and Second Interim Series, 6.6 shares issued ($1,320 aggregate liquidation preference).

In connection with the acquisition of RCII, the Company agreed to amend the conversion price of the Company's Interim Series Class B Preferred Stock. Each share of the Interim Series Class B Preferred Stock is convertible into the number of common shares that results from dividing $3.50 into the sum of $2,000 plus all accrued but unpaid dividends on each such share at the time of conversion.

8.      INCOME TAXES

Provisions for income taxes in 1997 and 1995 consist primarily of foreign income taxes. There was no provision for domestic income taxes in 1997 and 1996 due to operating losses.

Significant components of the Company's deferred tax assets and liabilities are:

                                           December 31,
                                        1997         1996

Net operating loss carryforward       $12,320       $1,000
Accounts receivable                       140           17
Inventories                               144           70
Marketable securities                     138          138
Property and equipment                    195          195
Notes payable to shareholders             185          143
Other                                     262           47
Equity investments                        115          330
                                       ------        -----
Net deferred tax assets               $13,499       $1,940
                                       ======        =====
Valuation allowance                  $(13,499)     $(1,940)
                                       ======        =====

The Company has recorded a valuation allowance against deferred tax assets because there is no assurance that the Company can generate taxable income sufficient to realize such.

At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $30,800 which expire in 2011 and 2012. As a result of the RCII acquisition, the Company acquired approximately $15,000 of net operating loss carryforwards which are subject to utilization limitations pursuant to Section 382 of the Internal Revenue Code.

Prior to the merger described in Note 1, the Company elected to be taxed as a subchapter S corporation. Income tax liabilities, other than certain state and local income taxes, were included in the tax returns of the shareholders. The state and local income taxes recorded by the Company as general and administrative expense prior to the merger approximated $36 for 1995.

9.     LEASES

The Company leases certain office space for its laser refractive surgery centers under noncancellable operating leases and its lasers under capital lease arrangements. The Company has $1,100 on deposit to secure letters of credit for certain of its operating leases.
Future minimum payments are:

                                 Capital    Operating
                                 Leases     Leases
1998                              $627       $2,950
1999                               627        2,823
2000                               606        2,481
2001                                63        1,236
2002                                            313
Thereafter                                      176
                                 -----        -----
                                 1,923     $  9,979
                                             ======
Less amounts
representing interest             (159)
                                 -----
Capital lease obligations        1,764
Less current portion              (543)
                                 -----
                             $   1,221
                                 =====

BENEFIT PLANS

In December, 1995, the Company adopted the LCA-Vision Inc. 1995 Long Term Stock Incentive Plan which permits the issuance of options, stock appreciation rights ("SARs") or stock to employees and independent contractors of the Company. The plan reserves a maximum of 2,500,000 shares of common stock and provides that awards under the plan shall be determined by the committee of the Board of Directors ("Committee") designated to administer the plan.

Options granted may be either non-qualified or incentive stock options and the exercise price may not be less than the fair market value of a share on the date of grant. The Committee determines when options shall be exercisable; however, the options granted in 1996 and 1997 generally become exercisable in installments of 20% per year on each of the first through fifth anniversaries of the grant date. The maximum term of any incentive option is ten years. SARs may be granted in such form as the Committee may determine. Stock awards may be granted only in payment of incentive compensation.

Information regarding the 1995 Long Term Stock Incentive Plan follows:

                                                      Weighted
                                        Number of      Average
                                         Shares     Exercise Price

Options outstanding at
  December 31, 1995                          -0-
  Granted at $2.25-$5.25 per share     1,996,750           $4.92
  Forfeited at $5.25 per share          (178,125)           5.25
                                       ---------

Options outstanding at
  December 31, 1996                    1,818,625            4.06
  Granted at $2.75-$4.625 per share      647,500            3.26
  Forfeited at $3.00 - $5.25 per share  (634,563)           4.95
                                       ---------

Options outstanding at
  December 31, 1997                    1,831,562            4.03
                                       =========
Options exercisable at December 31,
  1996 at $2.56 - $5.25 per share        334,113            4.77
  1997 at $2.25-$5.25 per share          405,913            4.34

Available for future option
  grants at December 31, 1997            668,438

The weighted average remaining contractual life of the options outstanding at December 31, 1997 is 8.7 years.

The Company also adopted the LCA-Vision Inc. Director's Nondiscretionary Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors at the fair market value of the Company's common stock at the date of grant. Under this plan, non-employee directors are automatically granted an option to purchase 75,000 shares of the Company's common stock upon election or appointment to the Board and an option to purchase 1,250 of the Company's common stock at the time of every annual organizational meeting of directors. Such options become exercisable at the rate of 20% per year and the options terminate at the expiration of the five-year period. A total of 1,250,000 shares are reserved for issuance under this plan.

Options for 150,000 shares with an exercise price of $8.00 per share were granted in accordance with the LCA-Vision Inc. Director's Nondiscretionary Stock Option Plan during 1996. During 1997 options for 151,250 shares with an exercise price of $3.25 per share were granted; options for 75,000 shares with an exercise price of $8.00 per share were forfeited. At December 31, 1997 15,000 shares at an option price of $8.00 per share are exercisable and 1,023,750 shares are reserved for future option grants.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee option plans. The weighted average fair value of all options granted was $3.26 per share in 1997 and $4.92 per share in 1996. Compensation expense was immaterial for 1997 and 1996. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would be as follows:

                                          1997           1996
Net (loss)        As reported          $(8,036)        $(4,057)
                  Pro forma             (9,588)         (4,863)

(Loss) per share  As reported          (  0.30)        (  0.21)
                  Pro forma            (  0.36)        (  0.25)

The fair value of Company stock options used to compute pro forma net (loss) and (loss) per share disclosures was determined using the Black-Scholes option-pricing model with the following assumptions: 1997 - dividend yield of 0%; risk-free interest rates ranging from 5.46% to 5.56%; expected volatility of 98% and an expected holding period of five years. 1996 - dividend yield of 0%; expected volatility of 98%; risk-free interest rates ranging from 5.34% to 6.82%; and an expected holding period of five years.

The Company has a savings plan ("Plan") under Internal Revenue Code Section 401(k). All full time employees are covered by the Plan. The Plan contains two elements -- employee salary contributions and discretionary employer contributions. No discretionary employer contributions were made in 1997, 1996 or 1995.

11.     RELATED PARTY TRANSACTIONS

The Company's President is the principal stockholder of The LCA Center for Surgery, Ltd. ("Surgery Center"). The Company does not hold an investment in the Surgery Center. The Company has leased to the Surgery Center, for a period of twenty (20) years at an annual rental of $190, a portion of its headquarters building located at 7840 Montgomery Road. In February 1997, the Company agreed to forego rent in return for the Surgery Center providing to the Company certain systems and processes for research and development, for providing additional staffing, and for giving the Company unlimited use of the leased premises for research, testing, educational and other agreed purposes. The Company recorded rent and administrative and marketing services income of $74 and $162 for the years 1997, and 1996 respectively. Included in accounts receivable at December 31, 1997 is $63 due from Surgery Center.

Until August 1997 the Company's President was the guarantor of the bank line of credit of up to $8,000 and the mortgage note in the amount of $3,080. There was no compensation for these personal guarantees. The new credit facility (note 4) does not require personal guarantees.

The Company provided a $60 advance to a former officer in 1995. The advance was supported by a promissory note due November 29, 1996, with interest payable at 8.75%. The note was extended for one year and in January 1997 the officer repaid $30 of the balance due by exchanging 10,909 shares of the Company's common stock at the then market value. The advance and accrued interest thereon was repaid on October 31, 1997.

12.     COMMITMENTS AND CONTINGENCIES

The Company is insured with respect to medical malpractice risks on a claims-made basis. A lawsuit filed against the Toronto
Laservision Centre was dismissed without cost in 1996.

The Company is a defendant in a case entitled Cabrini Development Council, et al. V. LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of the State of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York, in November, 1997. Various employees, officers, directors and former directors of the Company are co-defendants. The case arises out of the operations and the termination of operations of a New York limited liability company (the "LLC") which had been formed by the Company, the plaintiff in the action and a New York professional corporation (the "PC") owned by certain physicians, for the purpose of opening and operating a Laser Refractive Surgery center or centers in New York City. Business activities commenced in 1995, but were unprofitable. After the LLC's resources were exhausted, the Company paid its operating costs for a period of time. In August, 1997, after further losses and after the parties were unable to come to a final understanding as to their respective rights and obligations, the operations of the LLC ceased.

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500 punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions have not yet been ruled on by the court.

In the opinion of management the outcome will not have a material adverse effect on the Company's financial position or results of operations.

LCA VISION INC.

Exhibit 21

     SUBSIDIARIES OF THE REGISTRANT


LCA-Vision (Canada) Inc.                          Ontario, Canada
The Toronto Laservision Centre (1992) Inc.        Ontario, Canada
Toronto Lasersight Centre                         Ontario, Canada
LCA-Vision (Ohio), Inc.                           Ohio
938051 Ontario, Inc.                              Ontario, Canada
Refractive Centers International, Inc.            Delaware
LCA-VISION INC.






Exhibit 23
to
Form 10-KSB for 1997


                Consent Of Independent Accountants

We consent to the incorporation by reference in the registration statements of LCA-Vision Inc. on Form S-8 (File No. 333-07621) and on Forms S-3 (File No's. 333-41101 and 333-39179) of our report dated March 25, 1998 on our audits of the consolidated financial statements of LCA-Vision Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which report is included in this Annual Report on Form 10-KSB.


/s/Coopers & Lybrand L.L.P.



Coopers & Lybrand L.L.P.

Cincinnati, Ohio
March 27,1998

                                                Exhibit 3(a)(ii)

                AMENDED CERTIFICATE OF DESIGNATION
              INTERIM SERIES CLASS B PREFERRED STOCK
                                OF
                          LCA-VISION INC.

     LCA-Vision Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that, pursuant to authority conferred upon the Corporation's Board of Directors by the Corporation's Restated Certificate of Incorporation, as amended, and pursuant to Section 151 of Title 8 of the Delaware Code of 1953, said Board of Directors, by the unanimous written consent of its members dated July 22, 1997, duly filed with the minutes of the Board, adopted a resolution providing for amendments to the Certificate of Designation of the Interim Series Class B Preferred Stock, the amended text of which is appended hereto as Exhibit A and made a part hereof.

     IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Susan B. Zaunbrecher, its Assistant
Secretary, this 18th day of August, 1997.

                                        LCA-VISION INC.


                                     By: /s/ Susan B. Zaunbrecher
                                             Susan B. Zaunbrecher
                                             Assistant Secretary
                            EXHIBIT A

                   AMENDED TEXT OF CERTIFICATE
                       OF DESIGNATIONS


     RESOLVED, that pursuant to the authority conferred upon the Board of Directors of LCA-Vision Inc., a Delaware corporation (the "Corporation") by Article Fourth, Paragraph (b)(B) of the Corporation's Certificate of Incorporation, as amended, the Board of Directors hereby establishes a series of six shares of the authorized Class B Preferred Stock of the Corporation to be designated as the Interim Series of Class B Preferred Stock, par value $.001 per share (hereinafter referred to as "Interim Series Class B Preferred Stock"), and fixes and determines the rights, preferences, privileges, limitations restrictions and relative rights of such Interim Series Class B Preferred Stock as follows:

     1. Dividends. The holders of the Interim Series Class B Preferred Stock shall be entitled to receive, on a pari passu basis out of any funds legally available therefor, dividends on each outstanding share of Interim Series Class B Preferred Stock, payable in preference and priority to any payment of any dividend on Common Stock or Class A Preferred Stock, at the rate of 7% of the price paid per share in exchange for the initial issuance of such shares, per annum. Such dividends shall be paid to the holders of Interim Series Class B Preferred Stock when and as declared by the Board of Directors; provided, however, that the Board of Directors shall not be obligated to declare such dividends. If dividends are not declared on the Interim Series Class B Preferred Stock at the aforesaid rate in any year, then such dividends shall nevertheless accumulate. If dividends are declared and paid with respect to any Preferred Stock, they must be declared and paid on all outstanding Interim Series Class B Preferred Stock contemporaneously. No dividends shall be declared or paid on the Common Stock until dividends on the Interim Series Class B Preferred Stock have been declared and paid or set aside for payment at the rate set forth above for the current year and all accumulated dividends on the Interim Series Class B Preferred Stock have been paid. Upon conversion of a share of Interim Series Class B Preferred Stock into Common Stock, all declared but unpaid dividends on such share shall be payable by the Corporation to the holder of such share and all accumulated but undeclared dividends shall be forfeited. Dividends with respect to shares of Interim Series Class B Preferred Stock shall begin to accumulate on the date of issuance thereof by the Corporation. No accumulated dividend shall bear or accrue interest. Accumulated dividends shall be accrued on a per diem basis.

     2.     Liquidation Preference.

          (a) Preference. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntarily or involuntarily, the holders of Interim Series Class B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Corporation to the holders of Series A Preferred Stock and/or Common Stock of the Corporation, an amount equal to $200,000 per share of Interim Series Class B Preferred Stock, plus a further amount equal to any accumulated but unpaid dividends on such shares.

          If upon such liquidation, dissolution or winding up of the Corporation, the assets of the Corporation are insufficient to provide for the cash payment described above to the holders of Interim Series Class B Preferred Stock, such assets as are available shall be paid ratably (giving proportionate effect to the different liquidation preferences of each series of Preferred Stock) to the holders of Interim Series Class B Preferred Stock.

          (b) Reorganization or Merger. A reorganization or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation shall not be deemed to be a liquidation within the meaning of this Section 2; provided that the holders of Interim Series Class B Preferred Stock, Class A Preferred Stock, and Common Stock shall be paid in cash or in securities received from the acquiring corporation or in a combination thereof (in the same proportions as the consideration received in the transaction). Any securities to be delivered to the holders of the Class A Preferred Stock, Interim Series Class B Preferred Stock, and Common Stock upon a merger, reorganization or sale of substantially all of the assets of the Corporation shall be valued as follows:

               (i)     If traded on a securities exchange, the
value shall be deemed to be the average of the closing prices of the securities on such exchange over the 30-day period ending three business days prior to the closing;

               (ii) If actively traded over-the-counter, the value shall be deemed to be the average of the closing bid prices over the 30-trading day period ending three trading days prior to the closing; and

               (iii) If there is no active public market, the value shall be the fair market value thereof, as mutually determined by the Corporation and the holders of not less than a majority of the outstanding shares of Interim Series Class B Preferred Stock, provided that if the Corporation and the holders of a majority of the outstanding shares of Interim Series Class B Preferred Stock are unable to reach agreement, then by independent appraisal by an investment banker hired and paid by the Corporation, but acceptable to the holders of a majority of the outstanding shares of Interim Series Class B Preferred Stock.

          (c) Noncash Distributions. If any of the assets of the Corporation are to be distributed other than in cash under this Section 2 or for any purpose, then the Board of Directors of the Corporation shall promptly engage independent competent appraisers acceptable to the holders of a majority of the outstanding shares of Interim Series Class B Preferred Stock, to determine the value of the assets to be distributed to the holders of Class A Preferred Stock, Interim Series Class B Preferred Stock, or Common Stock. The Corporation shall, upon receipt of such appraiser's valuation, give prompt written notice to each holder of shares of Interim Series Class B Preferred Stock of the appraiser's valuation.

     3.     Voting Rights.

          Each share of Interim Series Class B Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which each share of Preferred Stock could be converted, pursuant to Section 4 hereof, on the record date for the vote or written consent of stockholders and, except as otherwise required by law, shall have voting rights and powers equal to the voting rights and powers of the Common Stock. The holder of each share of Interim Series Class B Preferred Stock shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Corporation and the holders of Interim Series Class B Preferred Stock shall vote together with holders of the Common Stock upon all matters submitted to a vote of stockholders, except those matters required to be submitted to a class vote by law.

     4. Conversion. The holders of the Interim Series Class B Preferred Stock shall have conversion rights as follows:

          (a) Right to Convert. From and after July 1, 1997, each share of Interim Series Class B Preferred Stock shall be convertible without the payment of any additional consideration by the holder thereof and, at the option of the holder thereof, at any time after the date of issuance of such share at the office of the Corporation or any transfer agent for the Interim Series Class B Preferred Stock. Each share of Interim Series Class B Preferred Stock shall be convertible into the number of fully paid and nonassessable shares of Common Stock which results from dividing
(i) the Conversion Value (as hereinafter defined) per share in effect at the time of conversion by (ii) the per share Conversion Price (as hereinafter defined) per share in effect at the time of conversion. The Conversion Value per share of Interim Series Class B Preferred Stock shall be the sum of $200,000 plus all accrued but unpaid dividends, on a per share basis, on the Interim Series Class B Preferred Stock. The per share Conversion Price of Interim Series Class B Preferred Stock shall be $3.50 per share.

          (b)     [Deleted]

          (c) Mechanics of Conversion. Before any holder of Interim Series Class B Preferred Stock shall be entitled to convert any shares thereof into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Interim Series Class B Preferred Stock. Such holder shall give written notice to the Corporation at such office that he, she or it elects to convert the number of shares of Interim Series Class B Preferred Stock specified in such notice. The Corporation shall, as soon as practicable after its receipt of such notice or after the date of automatic conversion, as the case may be, issue and deliver at such office to such holder a certificate or certificates for the number of New Shares and/or shares of Common Stock, as the case may be, to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Interim Series Class B Preferred Stock to be converted and the person or persons entitled to receive the New Shares and/or shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares on such date.

          (d) Fractional Shares. In lieu of any fractional shares to which the holder of Interim Series Class B Preferred Stock would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the fair market value of one share of such stock as determined by the Board of Directors of the Corporation. Whether or not fractional shares are issuable upon such conversion shall be determined on the basis of the total number of shares of Interim Series Class B Preferred Stock of each holder at the time converting into New Shares and/or shares of Common Stock and the number of New Shares and/or shares of Common Stock issuable upon such aggregate conversion.

          (e) No Impairment. The Corporation will not through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of Interim Series Class B Preferred Stock against impairment.

          (f) Notices of Record Date. In the event of any taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend (other than a cash dividend) or other distribution, any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property or to receive any other right, the Corporation shall mail to each holder of Interim Series Class B Preferred Stock at least ten days prior to such record date, a notice specifying the date on which any such record is to be taken for the purpose of such dividend or distribution or right, and the amount and character of such dividend, distribution or right.