Form 10-Q
period 1998-03-31
LCA VISION INC
filed 1998-05-15
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549
                      Form  10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998.

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

Yes        X                        No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
36,664,860 shares as of April 24,1998.

Transitional Small Business Disclosure Format (check one):

Yes                    No   X

                         LCA-VISION INC.
                            INDEX



                                                   Page No.
Facing Sheet

Index                                                 1

Part I.          Financial Information                2

     Item 1.          Financial Statements

     Unaudited Condensed Consolidated Balance Sheet,  3
     March 31, 1998

     Unaudited Condensed Consolidated Statements      4
     of Operations for the Three Months ended
     March 31, 1998 and 1997

     Unaudited Condensed Consolidated Statements of   5
     Cash Flows for the Three Months ended
     March 31, 1998 and 1997

     Notes to Unaudited Condensed Consolidated        6
     Financial Statements

     Item 2.          Management's Discussion and    10
                      Analysis of Financial Condition
                      and Results of Operations

Part II.     Other Information                       14

     Item 1.          Legal Proceedings

     Item 2.          Changes in Securities

     Item 3.          Defaults upon Senior Securities

     Item 4.          Submission of Matters to a Vote of
                        Security Holders

     Item 5.          Other Information

     Item 6.          Exhibits and Reports on Form 8-K


Signatures                                           16

                          LCA-VISION INC.
              Condensed Consolidated Balance Sheet
                          March 31, 1998
                            (unaudited)

Dollars in thousands                        March 31,    Pro Forma
                                              1998        (Note 2)
                                              ----        --------
ASSETS
Current assets
  Cash and cash equivalents                  $1,631        $6,540
  Cash held in escrow                         5,900         1,100
  Accounts receivable, net                    2,513         2,513
  Prepaid expenses, inventory and other       2,446         2,446
                                             ------        ------

Total current assets                         12,490        12,599

Property and equipment, net                  14,897        14,897
Investment in affiliates                        264           264
Goodwill, net                                13,758        13,758
Other assets                                  1,853         1,853
                                            --------      -------
Total assets                                $ 43,262      $43,371
                                            ========      =======
LIABILITIES and SHAREHOLDERS' INVESTMENT
Current liabilities
  Accounts payable                            $1,996       $1,996
  Line of credit                               6,935          --
  Term loan                                    2,957          --
  Accrued liabilities and other                2,126        2,719
  Capital lease obligations                      663          663
  Other                                           34           34
                                            --------      -------

Total current liabilities                     14,711        5,412

Capital lease obligations                      1,181        1,181
Obligations to shareholders                    2,215        2,215
Other                                             75           75
                                            --------     --------
Total liabilities                              18,18       28,883

Commitments and contingencies

Shareholders' investment
  Preferred stock                              2,522       11,930
  Common stock                                    96           96
  Additional paid-in capital                  36,776       36,776
  Accumulated (deficit)                      (14,037)     (14,037)
  Accrued preferred stock dividend              (226)        (226)
  Treasury stock, at cost                        (30)         (30)
  Translation adjustment                         (21)         (21)
                                           ---------    ---------
Total shareholders' investment                25,080       34,488
                                           ---------    ---------
Total liabilities and shareholders'
  investment                              $   43,262    $ 43,371
                                          ==========    =========

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
                        LCA-VISION INC.
       Condensed Consolidated Statements of Operations
      for the Three Months Ended March 31, 1998 and 1997
                        (unaudited)

Dollars in thousands, except share data

                                       Three Months Ended
                                            March 31,
                                         1998      1997

Net revenues:

  Laser refractive eye surgery          $6,514      $1,585
  Multi-specialty laser surgery programs   497         699
  Other                                    198         478
                                       -------      ------
Total net revenues                       7,209       2,762

Direct operating expenses                5,475       1,871
General and administrative expenses      2,093       1,879
Center pre-opening expenses                            163
Depreciation and amortization            1,055         413
                                       -------      ------
Income (loss) from operations           (1,414)     (1,564)

Equity in income (loss) from
  unconsolidated affiliates                 56          (9)
Interest income                            112          19
Interest expense                          (344)       (236)
Other income (expense)                      25           6
                                        ------      ------
Income (loss) before income tax         (1,565)     (1,784)

Income tax expense                         (28)        (50)
                                        ------      ------
Net income (loss)                       (1,593)     (1,834)
Accrued dividend - Class B preferred
  stock                                    (43)
                                        ------      ------
Amount applicable to income (loss)
per common share                       $(1,636)    $(1,834)
                                       =======     =======
Income (loss) per common share
    Basic                               $(0.04)     $(0.09)
    Diluted                             $(0.04)     $(0.09)

Weighted average shares outstanding -
basic and diluted                   36,664,816  19,596,398



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement

                     LCA-VISION INC.
     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997
                       (unaudited)
Dollars in thousands

                                        Three Months Ended
                                             March 31,
                                          1998       1997
                                          ----       ----

Cash flows from operating activities:
Net (loss)                              $(1,636)   $(1,784)
Adjustments to reconcile net (loss)
to net cash (used) in operating activities:
  Depreciation and amortization           1,055        413
  Equity in earnings of unconsolidated
    affiliates                              (56)         9
  Changes in operating assets and
    liabilities net of effect of acquisitions
  (Increase) decrease
    Accounts receivable                    (466)      (115)
    Other current assets                    366         84
  Increase (decrease)
    Accounts payable                        165       (207)
    Accrued liabilities and other           (23)        85
                                           ----     ------
Net cash (used) by operations              (595)    (1,516)

Cash flows from investing activities:
  Purchase of property and equipment       (482)      (248)
  Other                                     (56)
                                          -----     ------
Net cash (used) by investing activities    (538)      (248)

Cash flows from financing activities:
  Net borrowing under line of credit        294      2,054
  Repayment of long-term notes payable and
    capitalized lease obligations          (310)      (202)
  Proceeds from sale of common stock                    51
  Other                                     (22)
                                          -----     ------
Net cash provided (used) by financing
  activities                                (16)     1,880
                                          -----     ------
Net increase (decrease) in cash          (1,149)       117

Cash at beginning of period               8,680        724
                                          -----     ------
Cash at end of period                 $   7,531  $     841
                                      =========  =========




The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
                    LCA-VISION INC.
  Notes to Condensed Consolidated Financial Statements
   for the Three Months Ended March 31, 1998 and 1997
                     (unaudited)

Dollars in thousands, except per share and share information

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The March 31, 1998 and 1997 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

Business

LCA-Vision is a leading developer and operator of free-standing laser refractive surgery centers. The Company also manages laser and minimally invasive surgery programs for hospitals and medical centers.

The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the
Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness) and astigmatism.

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

Per Share Data

Basic earnings per share is net income to common shareholders divided by weighted average common shares outstanding; diluted earnings per share is net income to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities.

The Company's weighted average shares for the diluted calculation for the three months ended March 1998 and 1997 does not assume exercise of any stock options or conversion of other securities since they would be antidilutive.

Investments in Unconsolidated Affiliates

The equity method is used for investments in laser refractive surgery centers in which the Company has 50% or less ownership.
These investments are recorded at the Company's initial investment, increased or decreased by the Company's share of the center's income or loss, less distributions received.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board recently issued Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." Statement No. 130 was adopted in the first quarter of 1998 and did not have a material impact on financial disclosures or any previously reported information. Statement 131 is effective for the year ending December 31, 1998 and will be adopted at that time.

2.     SUBSEQUENT EVENTS

The balances shown in the pro forma consolidated balance sheet reflect the effects of the issuance of the convertible preferred stock discussed below. The pro forma consolidated balance sheet assumes that $8 million of the proceeds from the issuance of the convertible preferred stock together with cash held in escrow are used to repay the bank line of credit and term loan, both maturing on September 30, 1998.

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock ("Convertible Preferred Shares") for $10,000. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The Convertible Preferred Shares were recorded at stated value less issuance costs of $593.

Each Convertible Preferred Share is convertible into LCA-Vision common stock at the lesser of $3.90625 per share or the average of the four (4) lowest per share market values (which need to occur on consecutive trading days) of its common stock during the twenty-two (22) trading days prior to the applicable conversion notice. The purchasers of the Convertible Preferred Shares may convert their shares as follows: up to 33% in the first 90 days following issuance; up to 66-2/3% in the first 180 days following issuance; and any and all unconverted shares from and after 180 days following issuance. The Company may require conversion if its common stock trades at $5.46875 per share for fifteen (15) consecutive trading days.

Dividends on the Convertible Preferred Shares are cumulative from the date of issuance and are payable on a quarterly basis beginning June 30, 1998. The Company has the option to pay the dividends in cash or in shares of its common stock.

On May 4, 1998, the Company issued 200,000 shares of its common stock to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as compensation for certain investment banking services related to the acquisition of Refractive Centers International, Inc. The shares were recorded at their fair value on the date of issuance.

3.     ACQUISITIONS

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

Unaudited pro forma data for the three months ended March 31, 1997 as though the Company had acquired RCII as of the beginning of 1997 are: revenues - $4,406; net (loss) - $(4,040); and (loss) per share - $(0.11). The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisition of RCII been made at the beginning of the respective period or of results which may occur in the future.

4.     CREDIT ARRANGEMENTS

In connection with the acquisition of RCII, the Company entered into a debt facility with its primary lender to replace the Company's previous facility. The facility consists of an $8 million line of credit and a term loan in the amount of $3,053. The line of credit and the term loan mature on September 30, 1998 and bear interest as follows: August 18, 1997 until February 28, 1998, 1% above the lender's prime rate; February 28, 1998 until August 31, 1998, 3% above the lender's prime rate; and August 31, 1998 until maturity, 6% above the lender's prime rate. Interest on borrowings under the line of credit is payable monthly. The term loan is payable in 14 monthly installments of $14 plus interest with the unpaid principal ($2,874) due at maturity.

The facility requires the Company to maintain $4 million in cash on deposit with the lender and is collateralized by a blanket lien on all Company assets, including the Company's headquarters building. The credit facility requires the Company to maintain (i) a debt to tangible net worth ratio of less than 1.0:1.0, and (ii) maintain tangible net worth; defined as the sum of shareholders' investment, obligations due shareholders, and accrued preferred stock dividends; of at least $15 million. The facility also restricts the Company's ability to pay dividends, issue stock, incur indebtedness, enter into lease commitments or acquire capital equipment with a purchase price in excess of $75 without the consent of the lender. The Company received a waiver of the minimum net worth requirement at March 31, 1998.

 5.     OBLIGATIONS TO SHAREHOLDERS

Obligations to shareholders at March 31, 1997 is comprised of:

    Notes payable - shareholders                       $1,500
    Accrued interest                                      489
    Accrued dividends on preferred stock - Series B       226
                                                       ------
                                                       $2,215
                                                       =======

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



6.     RELATED PARTY TRANSACTIONS

The Company's President is the principal stockholder of The LCA Center for Surgery, Ltd. ("Surgery Center."). The Company does not hold an investment in the Surgery Center. The Company has leased to the Surgery Center, for a period of twenty (20) years at an annual rental of $190, a portion of its headquarters building located at 7840 Montgomery Road. In February 1997, the Company agreed to forego rent in return for the Surgery Center providing to the Company certain systems and processes for research and development, for providing additional staffing, and for giving the Company unlimited use of the leased premises for research, testing, educational and other agreed purposes. During the three months ended March 31, 1998 the Company advanced $150 to the Surgery Center. Included in accounts receivable at March 31, 1998 is $258 due from Surgery Center.

7.     COMMITMENTS AND CONTINGENCIES

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

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500 punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions are pending.

In the opinion of management the outcome will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis or Plan of Operation.

Overview

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of freestanding laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state of the art laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness). The Company also manages multispecialty laser surgery programs at medical facilities on a contract basis.

The Company derives its revenue from three sources: (i) fees for surgeries performed at its laser refractive eye surgery centers,
(ii) contractual fees for managing multispecialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources.

Management anticipates that the composition of future revenue will change as PRK and LASIK become more widely known and accepted by ophthalmic physicians and their patients. Revenues from hospital-based multi-specialty centers will be less significant to the
Company while revenues from laser vision correction centers are expected to increase.

The Company classifies operating expenses as follows: (a) direct operating expenses which include: (i) laser refractive eye surgery
centers   labor, physician fees, Pillar Point royalty fees (a
royalty fee paid to the manufacturers of the FDA approved lasers of $250 per procedure), facility rent and utilities, and surgical
supplies; (ii) multispecialty laser surgery programs   labor; and
(iii) other services and products   labor and cost of products
sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center preopening expenses which include direct costs incurred prior to opening a laser vision correction center; and (d) depreciation and amortization.

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

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. (the "Acquisition") for 17,065,579 shares of its common stock. The Acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof.
Sources of Revenues

Sources of revenues for the three months ended March 31, 1998 and
1997 were (dollars in thousands):
                                             1998        1997
Laser refractive eye surgery centers       $ 6,514      $1,585

Multi-specialty surgery programs               497         699

Other                                          198         478
                                            ------      ------
Total                                       $7,209      $2,762
                                            ======      ======

1998 revenues from the laser refractive surgery centers grew 311% compared to the same period 1997. The extent of the shift in the Company's future revenues is dependent on the number of laser vision correction procedures.

Laser refractive surgery centers

Laser refractive surgery center revenue increased due to more centers being opened in 1997 and the growth in the number of procedures performed, including those applicable to RCII.

The following table illustrates the growth of laser vision correction procedures performed at the Company's centers.

                         Historical              Pro Forma
                      Wholly-     Combined  Wholly-    Combined
                       owned                 owned
1998
Q1                     3,857       4,451     3,857       4,451
1997
Q4                     2,888       3,296     2,888       3,296
Q3                     2,375       2,790     3,196       3,611
Q2                     1,506       2,078     2,973       3,543
Q1                       979       1,443     2,262       2,726
1996
Q4                       745       1,089     1,789       2,133
Q3                       596         864     1,257       1,525
Q2                       790       1,054     1,155       1,419
Q1                       532         613       548         629

Pro forma procedures include those performed at RCII centers prior to their acquisition by the Company. Combined procedures include those performed at investee centers. The Company records the results of its investee centers using the equity method.

The growth and profitability of the Company are predicated on increases in procedure volume. Industry sources estimate that 70,000 and 220,000 procedures were performed in the U.S. in 1996 and 1997, respectively, and that 300,000 to 350,000 procedures will be performed in 1998. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, procedure volume should increase.


Multi-specialty surgery programs

At March 31, 1998, the Company manages multi-specialty laser surgery programs at 11 medical facilities on a contract basis. At
December 31, 1997 the Company had contracts at 13 medical facilities.

The renewal of the Company's contracts with the hospital providers has become increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities are being driven to reduce costs and scaleback their operations, sometimes including the programs that the Company manages. The Company's existing contracts provide positive cash flow; however, the Company has decided to reduce its providing of this service due to the difficult environment. In addition, budget reductions at the facilities have reduced the marketing and education programs, key elements to a successful surgery program.

Expenses

Direct operating expenses increased compared to 1997. The increase of direct operating expenses is primarily a result of the Company's expansion into the laser refractive eye surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. Certain of these costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

General and administrative expenses increased $214 compared to 1997. The increase was primarily due to additional costs incurred as a result of the acquisition of RCII. For the three months ended March 31, 1998, the Company spent approximately $556 for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increased as the Company added new laser vision correction centers acquired from Summit.

Depreciation and amortization increased in 1998 compared to 1997 due to the increase in goodwill and property and equipment, primarily equipment, for the laser vision correction centers acquired from Summit.

Interest expense increased primarily due to the increased borrowings under the line of credit to fund current operating needs and capital equipment, offset by the reduction in loans from the principal shareholders. Interest income increased due to more funds on deposit in interest bearing accounts.

Liquidity and Capital Resources

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock for $10,000,000. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The net proceeds from this issuance, estimated to be $9,407,000 will be used to reduce debt and for general corporate purposes.

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

In connection with the acquisition of RCII, the Company entered into a debt facility ("Facility") with its primary lender to replace the Company's previous facility. The facility consisted of an $8 million line of credit ("Revolver") and a term loan ("Term Loan") in the amount of $3.053 million. The Revolver and Term Loan bear interest as follows: August 18, 1997 until February 28, 1998, 1% above the lender's prime rate in effect from time to time ("Prime Rate"); February 28, 1998 until August 31, 1998, 3% above the lender's Prime Rate; and (iii) August 31, 1998 until September 30, 1998, 6% above the lender's Prime rate. September 30, 1998 is the maturity date of the Revolver and Term Loan. The Term Loan is payable in 14 monthly installments, due on the first day of each calendar month, commencing September 1, 1997 and ending with a final payment on September 30, 1998. Availability under the Revolver was $1.065 million at March 31, 1998.

The Facility requires, among other things, that the Company maintain a minimum tangible net worth and meet a debt coverage ratio. The facility also restricts and/or prohibits certain transactions; including but not limited to, additional borrowing, the issuance of additional shares of capital stock, the payment of dividends and capital expenditures greater than $75,000. The facility further requires the Company to maintain $4,000,000 in cash on deposit with the lender and is secured by a blanket lien in favor of the lender on all Company assets, including the Company's headquarters building. The Company received a waiver of default at March 31, 1998 with respect to the minimum net worth requirement.

As of January 1, 1998, the Company's open access concept and management techniques are in place at the RCII laser refractive eye surgery centers. Management anticipates that these changes, together with the switch to VISX lasers at five of the centers, will result in increased procedures and profitability in 1998.

During 1998 the Company continues to focus on making its centers profitable rather than expansion. This could result in additional centers or possibly relocations if profitability objectives are not achieved. The Company believes that procedures will continue to increase in 1998 and will result in the laser refractive eye surgery center business turning profitable.

With the Facility expiring on September 30, 1998, the Company is actively seeking a new financing package that will allow the $5,900,000 of cash in escrow to be available or significantly reduced. The Company believes that the cash flow resulting from the procedure increase together with the freeing of restricted cash will allow the Company to fund its activities without the need for an increased credit facility. The Company is optimistic that it can refinance the Facility; however, there can be no assurance that the Company will be able to do such on satisfactory terms.

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

Part II.     Other Information

Item 1.          Legal Proceedings

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

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500 punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions are pending.

In the opinion of management the outcome will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.          Changes in Securities.
                 None

Item 3.          Defaults upon Senior Securities.
                 None

Item 4.          Submission of Matters to a Vote of Security
                 Holders

The Annual Meeting of Stockholders was held on May 11, 1998.
Stockholders were solicited and elected the following four individuals to serve as directors until the 1999 Annual meeting:
Stephen N. Joffe, John C. Hassan, William O. Coleman, and John H.
Gutfreund.


Item 5.      Other Information.
             None

Part II.     Other Information (continued)

Item 6.      Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit
Number       Description of Exhibit
------

4            Certificate of Designation of the Series B-1
             Preferred Stock, as corrected

10(a) Convertible Preferred Stock Purchase Agreement between LCA-Vision Inc. and Certain Purchasers dated as of May 8, 1998.

10(b)        Agreement between LCA-Vision Inc. and Donaldson,
             Lufkin & Jenrette Securities Corporation dated May 4,
             1998.

27           Financial Data Schedule

(b)     Reports on Form 8-K.
        None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.



Date    May 13, 1998            /s/Stephen N. Joffe
                             -----------------------------------
                             Stephen N. Joffe
                             President and Chief Executive Officer




Date    May 13, 1998            /s/ Larry P. Rapp
                             -----------------------------------
                             Larry P. Rapp
                             Chief Financial Officer
                                                        Exhibit 4

                     CERTIFICATE OF DESIGNATION
              6% SERIES B-1 CONVERTIBLE PREFERRED STOCK
                               OF
                         LCA-VISION INC.

LCA-Vision Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that, pursuant to authority conferred upon the Corporation's Board of Directors by the Corporation's Restated Certificate of Incorporation, as amended, and pursuant to Section 151 of Title 8 of the Delaware Code of 1953, said Board of Directors, at a meeting of the Board of Directors duly called and held on May 6, 1998, duly filed with the minutes of the Board, adopted a resolution providing for a Certificate of Designation of 10,000 shares of 6% Series B-1 Convertible Preferred Stock, the text of which is appended hereto as Exhibit A and made a part hereof.

IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed by Susan B. Zaunbrecher, its Assistant Secretary, this 7th day of May, 1998.

                                     LCA-VISION INC.


                                  By /s/ Susan B. Zaunbrecher
                                  Susan B. Zaunbrecher
                                  Assistant Secretary

          RESOLUTION OF THE BOARD OF DIRECTORS
                  OF LCA-VISION INC.
              ADOPTED AT A MEETING HELD ON
                   MAY 6, 1998

RESOLVED, that the Certificate of Designation to the Company's Certificate of Incorporation regarding the terms of 10,000 shares of the 6% Series B-1 Convertible Preferred Stock, $.001 par value, in the form presented to the Board of Directors, with such changes as the President, in his sole discretion, determines to be necessary or appropriate, be, and it hereby is, approved, adopted, ratified and confirmed, and that the President and other proper officers are hereby authorized, empowered and directed to take all actions necessary and appropriate to file such Certificate of Designations with the Delaware Secretary of State to give effect to the 10,000 shares of 6% Series B-1 Convertible Preferred Stock.

                                                    EXHIBIT A


     Terms of Preferred Stock

     Section 1. Designation, Amount and Par Value. The series of preferred stock shall be designated as 6% Series B-1 Convertible Preferred Stock (the "Preferred Stock") and the number of shares so designated shall be 10,000 (which shall not be subject to increase without the consent of the holders of the Preferred Stock (each, a "Holder" and collectively, the "Holders"). Each share of Preferred Stock shall have a par value of $.001 per share and a stated value of $1,000 per share (the "Stated Value").

     Section 2.     Dividends.

               (a)     Holders of Preferred Stock shall be
entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, and the Company shall pay, cumulative dividends at the rate per share (as a percentage of the Stated Value per share) equal to 6% per annum, payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year during the term hereof (each a "Dividend Payment Date"), commencing on June 30, 1998, in cash or shares of Common Stock (as defined in Section 7) at (subject to the terms and conditions set fort herein) the option of the Company. Dividends on the Preferred Stock shall be calculated on the basis of a 360-day year, shall accrue daily commencing on the Original Issue Date (as defined in Section 7), and shall be deemed to accrue from such date whether or not earned or declared and whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Accrued dividends of the Preferred Stock shall be paid on the date on which such Preferred Stock is converted. Any dividends not paid on any Dividend Payment Date shall continue to accrue and shall be due and payable upon conversion of the Preferred Stock. A party that holds shares of Preferred Stock on a Dividend Payment Date will be entitled to receive such dividend payment and any other accrued and unpaid dividends which accrued prior to such Dividend Payment Date, without regard to any sale or disposition of such
Preferred Stock subsequent to the applicable record date.   All
overdue accrued and unpaid dividends and other amounts due herewith shall entail a late fee at the rate of 15% per annum (to accrue daily, from the date such dividend is due hereunder through and including the date of payment). Except as otherwise provided herein, if at any time the Company pays less than the total amount of dividends then accrued on account of the Preferred Stock, such payment shall be distributed ratably among the Holders based upon the number of shares held by each Holder. Payment of dividends on the Preferred Stock is further subject to the provisions of
Section 5(c)(i). The Company shall provide the Holders notice of its intention to pay dividends in cash or shares of Common Stock not less than 10 Trading Days prior to the Dividend Payment Date for so long as shares of Preferred Stock are outstanding. If dividends are paid in shares of Common Stock, the number of shares of Common Stock issuable on account of such dividend shall equal the cash amount of such dividend on such Dividend Payment Date divided by the Conversion Price (as defined below) on such date.


          (b) Notwithstanding anything to the contrary contained herein, the Company may not issue shares of Common Stock in payment of dividends (and must deliver cash in respect thereof) on the Preferred Stock if:

     (i) the number of shares of Common Stock at the time authorized, unissued and unreserved for all purposes is insufficient to pay such dividends in shares of Common Stock;

     (ii) such shares are not registered for resale pursuant to an effective registration statement that names the recipient of such dividend as a selling stockholder thereunder and may not be sold without volume restrictions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), as determined by counsel to the Company pursuant to a written opinion letter, addressed to the Company's transfer agent in the form and substance acceptable to the Holders and such transfer agent;

     (iii) the shares of Common Stock to be issued in respect of such dividends are not listed on the NASDAQ SmallCap Market (the
"NASDAQ");

     (iv) the Company has failed to timely satisfy its conversion obligations hereunder; or

     (v) the issuance of such shares would result in the recipient thereof beneficially owning, as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act"), more than 4.999% of the then issued and outstanding shares of Common Stock.

               Payment of dividends hereunder in shares of Common
Stock shall also be subject to the provisions of Section
5(a)(iii).

          (c) So long as any Preferred Stock shall remain outstanding, neither the Company nor any subsidiary thereof shall redeem, purchase or otherwise acquire directly or indirectly any Junior Securities (as defined in Section 7), nor shall the Company directly or indirectly pay or declare any dividend or make any distribution (other than a dividend or distribution described in Section 5) upon, nor shall any distribution be made in respect of, any Junior Securities, nor shall any monies be set aside for or applied to the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities or shares pari passu with the Preferred Stock, except for repurchases effected by the Company on the open market, pursuant to a direct stock purchase plan.

          Section 3.     Voting Rights.   Except as otherwise
provided herein and as otherwise required by law, the Preferred Stock shall have no voting rights. However, so long as any shares of Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of the Holders of all of the shares of the Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Preferred Stock, (b) alter or amend this Certificate of Designation, (c) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation (as defined in Section 4) or otherwise pari passu with or senior to the Preferred Stock, except for any series of Preferred Stock issued and sold in accordance with the Purchase Agreement, (d) amend its Certificate of Incorporation, bylaws or other charter documents so as to affect adversely any rights of any Holders, (e) increase the authorized number of shares of Preferred Stock, or (f) enter into any agreement with respect to the foregoing.

          Section 4. Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the Stated Value plus all due but unpaid dividends per share, whether declared or not, before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders of Preferred Stock shall be distributed among the Holders of Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A sale, conveyance or disposition of all or substantially all of the assets of the Company or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting power of the Company is disposed of, or a consolidation or merger of the Company with or into any other company or companies shall not be treated as a Liquidation, but instead shall be subject to the provisions of Section 5. The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record Holder of Preferred Stock.

          Section 5.     Conversion.

          (a)(i) Each share of Preferred Stock shall be convertible into shares of Common Stock (subject to reduction pursuant to Section 5(a)(iii) hereof and Section 3.8 of the Purchase Agreement) at the Conversion Ratio (as defined in Section
7) at the option of the Holder as follows: (1) between the Original Issue Date and the 90th day thereof, up to 33% of the shares of Preferred Stock issued to such Holder; (2) between the 90th day after the Original Issue Date and the 180th day after the Original Issue Date, up to 66-2/3% of the shares of Preferred Stock issued to such Holder may be converted; and (3) from and after the 181st day after the Original Issue Date, all of the unconverted shares of Preferred Stock then held by such Holder may be converted. The Holders shall effect conversions by surrendering the certificate or certificates representing the shares of Preferred Stock to be converted to the Company, together with the form of conversion notice attached hereto as Exhibit A (a "Holder Conversion Notice"). Each Holder Conversion Notice shall specify the number of shares of Preferred Stock to be converted and the date on which such conversion is to be effected, which date may not be prior to the date the Holder delivers such Holder Conversion Notice by facsimile (the "Holder Conversion Date"). If no Holder Conversion Date is specified in a Conversion Notice, the Holder Conversion Date shall be the date that the Holder Conversion Notice is deemed delivered hereunder. Subject to Sections 5(b) and 5(a)(iii) hereof, each Holder Conversion Notice, once given, shall be irrevocable. If the Holder is converting less than all shares of Preferred Stock represented by the certificate or certificates tendered by the Holder with the Holder Conversion Notice, or if a conversion hereunder cannot be effected in full for any reason, the Company shall promptly deliver to such Holder (in the manner and within the time set forth in Section 5(b)) a certificate for such number of shares as have not been converted.

               (ii)  If the Per Share Market Value shall be
greater than 175% of the Per Share Market Value measured on the Trading Day immediately preceding the Original Issue Date for any period of at least 15 consecutive Trading Days (as adjusted for stock splits, reverse stock splits and stock dividends), then the Company may, upon 15 Trading Days notice provided to the Holders no later than five Trading Days after the conclusion of any such period, require the conversion of then outstanding and unconverted shares of Preferred Stock at the Conversion Ratio calculated on the Company Conversion Date (as defined below) (subject to reduction pursuant to Section 5(a)(iii), but not subject to reduction pursuant to Section 3.8 of the Purchase Agreement) by delivering to the Holders a notice in the form attached hereto as Exhibit B (the "Company Conversion Notice"), provided, that, no such conversion shall be permitted unless from the time of the delivery of the Company Conversion Notice until the Company Conversion Date (as defined below), (a) an Underlying Shares Registration Statement covering the resale of the shares of Common Stock issuable upon such conversion is effective, (b) the shares of Common Stock issuable upon such conversion are designated for quotation or listed for trading on the NASDAQ and,
(c) the Company has duly reserved for issuance the shares of Common Stock issuable upon such conversion. Each Company Conversion Notice under this Section shall specify the date on which such conversion is to be effected, which date may not be prior to the 30th Trading Day after the Company delivers such Company Conversion Notice by facsimile (the "Company Conversion Date"). If no Company Conversion Date is specified in a Company Conversion Notice given under this Section, the Company Conversion Date shall be the 30th Trading Day after the Company Conversion
Notice is deemed delivered hereunder.   Any conversion pursuant to
this Section 5(a)(ii) shall be subject to Section 5(b) with respect to the consequences of the Company's failure to deliver shares of Common Stock in respect of a conversion under this Section.

               (iii)  If on any date (the "Determination Date")
(A) the Common Stock is listed for trading on the Nasdaq National Market or the Nasdaq SmallCap Market, (B) (i) if such date is between the Original Issue Date and the 90th day thereof, the Conversion Price then in effect is $.55 or less, (ii) if such date is between the 90th day after the Original Issue Date and the 180th day after the Original Issue Date, the Conversion Price then in effect is $1.00 or less and (iii) if such date is on or after the 181st day after the Original Issue Date, the Conversion Price in effect is $1.45 or less and (C) the Company shall not have previously obtained the vote of shareholders (the "Shareholder Approval"), if any, as may be required by the rules and regulations of The Nasdaq Stock Market (or successor entity) applicable to approve the issuance of Common Stock in an amount equal to or in excess of 20% of the number of shares of Common Stock outstanding on the Original Issue Date (such number of shares as would not equal or exceed such 20% limit, the "Issuable Maximum") in a private placement whereby shares of Common Stock are deemed to have been issued at a price that is less than the greater of book or fair market value of the Common Stock, then the Company, on the third day following the Determination Date, shall provide each Holder with notice (the "Company Election") of its intention to either (and the Company shall be obligated to either)
(1) use its best efforts to obtain the Shareholder Approval applicable to such issuance as soon as is possible, but in any event not later than the 60th day after the Company Election, and shall use its best efforts to file and to cause to be declared effective under the Securities Act an Underlying Shares Registration Statement covering the number of Underlying Shares in excess of the Issuable Maximum as soon as possible but in any event not later than the 90th day after the Company Election or
(2) pay cash to each Holder in an amount equal to the Mandatory Redemption Amount (as defined in Section 7) for the number of shares of Preferred Stock held by such Holder that would otherwise (but for the provisions of this Section) be convertible into Underlying Shares in excess of the Issuable Maximum. With respect to clause (2) in the immediately preceding sentence, the payment of the Mandatory Redemption Amount to each Holder shall be determined on a pro rata basis based on the number of shares of Preferred Stock held by such Holder on the Determination Date. If the Company fails to pay the Mandatory Redemption Amount in full pursuant to this Section within seven (7) days after the date payable, the Company will pay interest thereon at a rate of 15% per annum to the converting Holder, accruing daily from the Determination Date until such amount, plus all such interest thereon, is paid in full.

          (b)(i) Not later than three (3) Trading Days after any Conversion Date, the Company will deliver to the Holder (i) a certificate or certificates which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1(b) of the Purchase Agreement) representing the number of shares of Common Stock being acquired upon the conversion of shares of Preferred Stock (subject to reduction pursuant to Section 5(a)(iii) and Section 3.8 of the Purchase Agreement), (ii) one or more certificates representing the number of shares of Preferred Stock not converted, (iii) a bank check in the amount of accrued and unpaid dividends (if the Company has elected to pay accrued dividends in cash), and (iv) if the Company has elected and is permitted hereunder to pay accrued dividends in shares of Common Stock, certificates, which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1 (b) of the Purchase Agreement), representing such shares of Common Stock; provided, however, that the Company shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon conversion of any shares of Preferred Stock until certificates evidencing such shares of Preferred Stock are either delivered for conversion to the Company or any transfer agent for the Preferred Stock or Common Stock, or the Holder of such Preferred Stock notifies the Company that such certificates have been lost, stolen or destroyed and provides a bond (or other adequate security) reasonably satisfactory to the Company to indemnify the Company from any loss incurred by it in connection therewith. The Company shall, upon request of the Holder, if available, use its best efforts to deliver any certificate or certificates required to be delivered by the Company under this Section electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions. If in the case of any Conversion Notice such certificate or certificates, including for purposes hereof, any shares of Common Stock to be issued on the Conversion Date on account of accrued but unpaid dividends hereunder, are not delivered to or as directed by the applicable Holder by the third Trading Day after the Conversion Date, the Holder shall be entitled by written notice to the Company at any time on or before its receipt of such certificate or certificates thereafter, to rescind such conversion, in which event the Company shall immediately return the certificates representing the shares of Preferred Stock tendered for conversion.

               (ii) If the Company fails to deliver to the Holder such certificate or certificates pursuant to Section 5(b)(i), including for purposes hereof, any shares of Common Stock to be issued on the Conversion Date on account of accrued but unpaid dividends hereunder, prior to the third Trading Day after the Conversion Date, the Company shall pay to such Holder, in cash, as liquidated damages and not as a penalty, $1,500 for each day after such third Trading Day until such certificates are delivered. Nothing herein shall limit a Holder's right to pursue actual damages for the Company's failure to deliver certificates representing shares of Common Stock upon conversion within the period specified herein and such Holder shall have the right to pursue all remedies available to it at law or in equity including, without limitation, a decree of specific performance and/or injunctive relief. The exercise of any such rights shall not prohibit the Holders from seeking to enforce damages pursuant to any other Section hereof or under applicable law. Further, if the Company shall not have delivered any cash due in respect of conversions of Preferred Stock or as payment of dividends thereon by the third (3rd) Trading Day after the Conversion Date, the Holder may, by notice to the Company, require the Company to issue Underlying Shares pursuant to Section 5(c), except that for such purpose the Conversion Price applicable thereto shall be the lesser of the Conversion Price on the Conversion Date and the Conversion Price on the date of such Holder demand. Any such Underlying Shares will be subject to the provision of this Section.

          (iii) In addition to any other rights available to the Holder, if the Company fails to deliver to the Holder such certificate or certificates pursuant to Section 5(b)(i), including for purposes hereof, any shares of Common Stock to be issued on the Conversion Date on account of accrued but unpaid dividends hereunder, prior to the third Trading Day after the Conversion Date, and if after such third Trading Day the Holder purchases (in an open market transaction or otherwise) shares of Common Stock to deliver in satisfaction of a sale by such Holder of the Underlying Shares which the Holder anticipated receiving upon such conversion (a "Buy-In"), then the Company shall pay in cash to the Holder (in addition to any remedies available to or elected by the Holder) the amount by which (x) the Holder's total purchase price (including brokerage commissions, if any) for the shares of Common Stock so purchased exceeds (y) the aggregate stated value of the shares of Preferred Stock for which such conversion was not timely honored. For example, if the Holder purchases shares of Common Stock having a total purchase price of $11,000 to cover a Buy-In with respect to an attempted conversion of $10,000 aggregate stated value of the shares of Preferred Stock, the Company shall be required to pay the Holder $1,000. The Holder shall provide the Company written notice indicating the amounts payable to the Holder in respect of the Buy-In.

     (c) (i) The conversion price for each share of Preferred Stock (the "Conversion Price") in effect on any Conversion Date shall be the lesser of (a) 125% of the Per Share Market Value for the Trading Day immediately preceding the Original Issue Date (the "Initial Conversion Price") or (b) the average of the four (4) lowest Per Share Market Values (which need not occur on consecutive Trading Days) during the twenty-two (22) Trading Days prior to the date of the applicable Conversion Notice, which Per Share Market Values shall be chosen by the Holder converting such shares of Preferred Stock; provided, however, that if at any time during the Effectiveness Period" (as defined in the Registration Rights Agreement) the Registration Statement ceases to be effective for all Registrable Securities (as defined in the Registration Rights Agreement) , or the Company advises the Holders that the prospectus included in the Underlying Shares Registration Statement may not be used by the Holders, or the Common Stock shall fail at any time to be listed or quoted on the NASDAQ SmallCap Market or other national securities exchange, then such twenty-two (22) Trading Day period shall be extended for a number of days equal to the total number of days during which the Underlying Shares Registration Statement was not effective, the prospectus not permitted to be used by the Holders and the Common Stock is not listed for trading; provided, further, however, that,
(a) if the Underlying Shares Registration Statement (as defined in the Registration Rights Agreement) is not filed on or prior to the Filing Date (as defined in the Registration Rights Agreement), or
(b) if the Company fails to file with the Commission a request for acceleration in accordance with Rule 12d1-2 promulgated under the Securities Exchange Act of 1934, as amended, within five (5) days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that an Underlying Shares Registration Statement will not be "reviewed," or not subject to further review, or (c) if the Underlying Shares Registration Statement is not declared effective by the Commission on or prior to the 90th day after the Original Issue Date, or (d) if such Underlying Shares Registration Statement is filed with and declared effective by the Commission but thereafter ceases to be effective as to all Registrable Securities (as such term is defined in the Registration Rights Agreement) at any time prior to the expiration of the "Effectiveness Period" (as such term is defined in the Registration Rights Agreement), without being succeeded within 10 Trading Days by a subsequent Underlying Shares Registration Statement filed with and declared effective by the Commission, or (e) if trading in the Common Stock shall be suspended for more than three (3) consecutive Trading Days or five
(5) Trading Days in the aggregate, or (f) if the conversion rights of the Holders are suspended for any reason, or (g) if the Company is required to convene a shareholders meeting pursuant to Section 5(a)(iii) and fails to convene a meeting of shareholders within the time periods specified in Section 5(a)(iii) or does so convene a meeting of shareholders within such time period but fails to obtain Shareholder Approval at such meeting (any such failure or breach being referred to as an "Event," and for purposes of clauses (a) and (c) the date on which such Event occurs, or for purposes of clause (b) the date on which such five (5) day period is exceeded, or for purposes of clause (d) the date which such 10 Trading Day-period is exceeded, or for purposes of clause (e) the date on which such three Trading Day period is exceeded, being referred to as "Event Date"), the Conversion Price shall be decreased by 2% each month (i.e., the Conversion Price would decrease by 2% as of the Event Date and an additional 2% as of each monthly anniversary of the Event Date) until the earlier to occur of the second month anniversary after the Event Date and such time as the applicable Event is cured. Commencing the second month anniversary after the Event Date, the Company shall pay to each Holder 2% of the aggregate Stated Value for Preferred Stock purchased by such Holder in cash as liquidated damages, and not as a penalty on the first day of each monthly anniversary of the Event Date until such time as the applicable Event, is cured. Any decrease in the Conversion Price pursuant to this Section shall continue notwithstanding the fact that the Event causing such decrease has been subsequently cured.

     (ii) If the Company, at any time while any shares of Preferred Stock are outstanding, shall (a) pay a stock dividend or otherwise make a distribution or distributions on shares of its Junior Securities or pari passu securities payable in shares of Common Stock, (b) subdivide outstanding shares of Common Stock into a larger number of shares, (c) combine outstanding shares of Common Stock into a smaller number of shares, or (d) issue by reclassification of shares of Common Stock any shares of capital stock of the Company, the Initial Conversion Price shall be multiplied by a fraction of which the numerator shall be the number of shares of Common Stock outstanding before such event and of which the denominator shall be the number of shares of Common Stock outstanding after such event. Any adjustment made pursuant to this Section 5(c)(ii) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or re-classification.

     (iii) If the Company, at any time while any shares of Preferred Stock are outstanding, shall issue rights or warrants to all holders of Common Stock entitling them to subscribe for or purchase shares of Common Stock at a price per share less than the Per Share Market Value at the record date mentioned below, then the Initial Conversion Price shall be multiplied by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to the issuance of such rights or warrants plus the number of shares of Common Stock which the aggregate offering price of the total number of shares so offered would purchase at such Per Share Market Value, and the denominator of which shall be the sum of the number of shares of Common Stock outstanding immediately prior to such issuance plus the number of shares of Common Stock offered for subscription or purchase. Such adjustment shall be made whenever such rights or warrants are issued, and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants. However, upon the expiration of any right or warrant to purchase shares of Common Stock the issuance of which resulted in an adjustment in the Conversion Price pursuant to this Section 5(c)(iii), if any such right or warrant shall expire and shall not have been exercised, the Conversion Price shall immediately upon such expiration shall be recomputed and effective immediately upon such expiration shall be increased to the price which it would have been (but reflecting any other adjustments in the Conversion Price made pursuant to the provisions of this Section 5 upon the issuance of other rights or warrants) had the adjustment of the Conversion Price made upon the issuance of such rights or warrants been made on the basis of offering for subscription or purchase only that number of shares of Common Stock actually purchased upon the exercise of such rights or warrants actually exercised.

     (iv) If the Company, at any time while shares of Preferred Stock are outstanding, shall distribute to all holders of Common Stock (and not to Holders of Preferred Stock) evidences of its indebtedness or assets or rights or warrants to subscribe for or purchase any security (excluding those referred to in Sections 5(c)(ii) and (iii) above), then in each such case the Initial Conversion Price at which each share of Preferred Stock shall thereafter be convertible shall be determined by multiplying the Initial Conversion Price in effect immediately prior to the record date fixed for determination of stockholders entitled to receive such distribution by a fraction of which the denominator shall be the Per Share Market Value of Common Stock determined as of the record date mentioned above, and of which the numerator shall be such Per Share Market Value of the Common Stock on such record date less the then fair market value at such record date of the portion of such assets or evidence of indebtedness so distributed applicable to one outstanding share of Common Stock as determined by the Board of Directors in good faith; provided, however, that in the event of a distribution exceeding ten percent (10%) of the net assets of the Company, if the Holders of a majority in interest of the Preferred Stock dispute such valuation, such fair market value shall be determined by a nationally recognized or major regional investment banking firm or firm of independent certified public accountants of recognized standing (which may be the firm that regularly examines the financial statements of the Company) (an "Appraiser") selected in good faith by the Holders of a majority in interest of the shares of Preferred Stock then outstanding; and provided, further, that the Company, after receipt of the determination by such Appraiser shall have the right to select an additional Appraiser, in good faith, in which case the fair market value shall be equal to the average of the determinations by each such Appraiser. In either case the adjustments shall be described in a statement provided to the Holders of Preferred Stock of the portion of assets or evidences of indebtedness so distributed or such subscription rights applicable to one share of Common Stock. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date mentioned above.

     (v) All calculations under this Section 5 shall be made to the nearest cent or the nearest 1/100th of a share, as the case may be.

     (vi) Whenever the Conversion Price is adjusted pursuant to Section 5(c)(i),(ii),(iii) or (iv), the Company shall promptly mail to each Holder of Preferred Stock, a notice setting forth the Conversion Price after such adjustment and setting forth a brief statement of the facts requiring such adjustment.

     (vii) In case of any reclassification of the Common Stock, or any compulsory share exchange pursuant to which the Common Stock is converted into other securities, cash or property (other than compulsory share exchanges which constitute Change of Control Transactions), the Holders of the Preferred Stock then outstanding shall have the right thereafter to convert such shares only into the shares of stock and other securities, cash and property receivable upon or deemed to be held by holders of Common Stock following such reclassification or share exchange, and the Holders of the Preferred Stock shall be entitled upon such event to receive such amount of securities, cash or property as a holder of the number of shares of the Common Stock of the Company into which such shares of Preferred Stock could have been converted immediately prior to such reclassification or share exchange would have been entitled. This provision shall similarly apply to successive reclassifications or share exchanges.

     (viii) If:

                    A.     the Company shall declare a dividend
(or any other distribution) on its Common Stock; or

                    B.     the Company shall declare a special
nonrecurring cash dividend on or a redemption of its Common Stock;
or

                    C.     the Company shall authorize the
granting to all holders of the Common Stock rights or warrants to subscribe for or purchase any shares of capital stock of any class or of any rights; or

                    D. the approval of any stockholders of the Company shall be required in connection with any reclassification of the Common Stock of the Company, any consolidation or merger to which the Company is a party, any sale or transfer of all or substantially all of the assets of the Company, of any compulsory share of exchange whereby the Common Stock is converted into other securities, cash or property; or

                    E.     the Company shall authorize the
voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company;

then the Company shall cause to be filed at each office or agency maintained for the purpose of conversion of Preferred Stock, and shall cause to be mailed to the Holders of Preferred Stock at their last addresses as they shall appear upon the stock books of the Company, at least 20 calendar days prior to the applicable record or effective date hereinafter specified, a notice stating
(x) the date on which a record is to be taken for the purpose of such dividend, distribution, redemption, rights or warrants, or if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distributions, redemption, rights or warrants are to be determined or (y) the date on which such reclassification, consolidation, merger, sale, transfer or share exchange is expected to become effective or close, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities, cash or other property deliverable upon such reclassification, consolidation, merger, sale, transfer or share exchange; provided, however, that the failure to mail such notice or any defect therein or in the mailing thereof shall not affect the validity of the corporate action required to be specified in such notice. Holders are entitled to convert shares of Preferred Stock during the 20-day period commencing the date of such notice to the effective date of the event triggering such notice.

               (ix)     If the Company (i) makes a public
announcement that it intends to enter into a Change of Control Transaction or (ii) any person, group or entity (including the Company, but excluding a Holder or any affiliate of a Holder) publicly announces a bona fide tender offer, exchange offer or other transaction to purchase 50% or more of the Common Stock (such announcement being referred to herein as a "Major Announcement" and the date on which a Major Announcement is made, the "Announcement Date"), then, in the event that a Holder seeks to convert shares of Preferred Stock on or following the Announcement Date, the Conversion Price shall, effective upon the Announcement Date and continuing through the earlier to occur of the consummation of the proposed transaction or tender offer, exchange offer or other transaction and the Abandonment Date (as defined below), be equal to the lower of (x) the average Per Share Market Value on the five Trading Days immediately preceding (but not including) the Announcement Date and (y) the Conversion Price in effect on the Conversion Date for such Preferred Stock. "Abandonment Date" means with respect to any proposed transaction or tender offer, exchange offer or other transaction for which a public announcement as contemplated by this paragraph has been made, the date upon which the Company (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) publicly announces the termination or abandonment of the proposed transaction or tender offer, exchange offer or another transaction which caused this paragraph to become operative.

          (d) The Company covenants that it will at all times reserve and keep available out of its authorized and unissued Common Stock solely for the purpose of issuance upon conversion of Preferred Stock and payment of dividends on Preferred Stock, each as herein provided, free from preemptive rights or any other actual contingent purchase rights of persons other than the Holders of Preferred Stock, not less than such number of shares of Common Stock as shall (subject to any additional requirements of the Company as to reservation of such shares set forth in the Purchase Agreement) be issuable (taking into account the adjustments and restrictions of Section 5(a) and Section 5(c)) upon the conversion of all outstanding shares of Preferred Stock and payment of dividends hereunder. The Company covenants that all shares of Common Stock that shall be so issuable shall, upon issue, be duly and validly authorized, issued and fully paid, nonassessable and freely tradeable, subject to the legend requirements of Section 3.1 (b) of the Purchase Agreement.

          (e) Upon a conversion hereunder the Company shall not be required to issue stock certificates representing fractions of shares of Common Stock, but may if otherwise permitted, make a cash payment in respect of any final fraction of a share based on the Per Share Market Value at such time. If the Company elects not, or is unable, to make such a cash payment, the Holder of a share of Preferred Stock shall be entitled to receive, in lieu of the final fraction of a share, one whole share of Common Stock.

          (f) The issuance of certificates for shares of Common Stock on conversion of Preferred Stock shall be made without charge to the Holders thereof for any documentary stamp or similar taxes that may be payable in respect of the issue or delivery of such certificate, provided that the Company shall not be required to pay any tax that may be payable in respect of any transfer involved in the issuance and delivery of any such certificate upon conversion in a name other than that of the Holder of such shares of Preferred Stock so converted and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

          (g)     Shares of Preferred Stock converted into Common
Stock shall be canceled. The Company may not reissue any shares of Preferred Stock.

          (h) Any and all notices or other communications or deliveries to be provided by the Holders of the Preferred Stock hereunder, including, without limitation, any Conversion Notice, shall be in writing and delivered personally, by facsimile or sent by a nationally recognized overnight courier service, addressed to the attention of the Chief Executive Officer of the Company at the facsimile telephone number or address of the principal place of business of the Company as set forth in the Purchase Agreement. Any and all notices or other communications or deliveries to be provided by the Company hereunder shall be in writing and delivered personally, by facsimile or sent by a nationally recognized overnight courier service, addressed to each Holder of Preferred Stock at the facsimile telephone number or address of such Holder appearing on the books of the Company, or if no such facsimile telephone number or address appears, at the principal place of business of the Holder. Any notice or other communication or deliveries hereunder shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this Section prior to 8:00 p.m. (Eastern Standard Time), (ii) the date after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this Section later than 8:00 p.m. (Eastern Standard Time) on any date and earlier than 11:59 p.m. (Eastern Standard Time) on such date,
(iii) upon receipt, if sent by a nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given.

     Section 6. Redemption Upon Certain Events. Upon the occurrence of a Triggering Event (as defined below), each Holder shall (in addition to all other rights it may have hereunder or under applicable law), have the right, exercisable at the sole option of such Holder, to require the Company to redeem all or a portion of the Preferred Stock then held by such Holder for a redemption price, in cash, equal to the sum of (i) the Mandatory Redemption Amount for each share of Preferred Stock then held by such Holder plus (ii) the Mandatory Redemption Amount for the number of shares of Preferred Stock that would be held by such Holder had the Preferred Stock converted into the Underlying Shares then held by the Holder not been so converted. For purposes of this Section, a share of Preferred Stock is outstanding until such date as the Holder shall have received Underlying Shares upon a conversion (or attempted conversion) thereof.

          A "Triggering Event" means any one or more of the following events (whatever the reason and whether it shall be voluntary or involuntary or effected by operation of law or pursuant to any judgement, decree or order of any court, or any order, rule or regulation of any administrative or governmental body):

               (i) the failure of the Registration Statement to be declared effective by the Commission on or prior to the 180th day after the Original Issue Date;

               (ii) if, during the Effectiveness Period, the effectiveness of the Registration Statement lapses for any reason or the Holder shall not be permitted to resell Registrable
Securities under the Underlying Shares Registration Statement;

               (iii)     the failure of the Common Stock to be
listed on the NASDAQ for a period of three (3) days (which need not be consecutive days);

               (iv) the Company shall fail for any reason to deliver certificates representing Underlying Shares issuable upon a conversion hereunder that comply with the provisions hereof prior to the 12th day after the Conversion Date or the Company shall provide notice to any Holder, including by way of public announcement, at any time, of its intention not to comply with requests for conversion of any Preferred Stock in accordance with the terms hereof;

               (v) the Company shall be a party to any Change of Control Transaction, shall agree to sell (in one or a series of related transactions) all or substantially all of its assets (whether or not such sale would constitute a Change of Control Transaction) or shall redeem more than a de minimis number of shares of Common Stock or other Junior Securities (other than redemptions of Underlying Shares);

               (vi) an Event shall not have been cured to the satisfaction of the Holders prior to the expiration of thirty (30) days from the Event Date relating thereto;

               (vii) the Company shall fail for any reason to deliver the certificate or certificates required pursuant to
Section 5(b)(iii) or the cash pursuant to a Buy-In within seven
(7) days after notice is deemed delivered hereunder;

               (viii) the Company shall fail to have available a sufficient number of authorized and unreserved shares of Common
Stock to issue to such Holder upon a conversion hereunder; or

               (ix) the Company shall fail for any reason to obtain Shareholder Approval in accordance with Section 5(a)(iii) following the Company Election to obtain Shareholder Approval.

          Section 7.     Definitions.  For the purposes hereof,
the following terms shall have the following meanings:

          "Change of Control Transaction" means the occurrence of any of (i) an acquisition after the date hereof by an individual or legal entity or "group" (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of in excess of 50% of the voting securities of the Company, (ii) a replacement of more than one-half of the members of the Company's board of directors which is not approved by those individuals who are members of the board of directors on the date hereof in one or a series of related transactions, (iii) the merger of the Company with or into another entity, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, unless following such transaction, the holders of the Company's securities continue to hold at least 50% of such securities following such transaction or (iv) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth above in (i),
(ii) or (iii).

          "Common Stock" means the Company's common stock, $.001 par value, and stock of any other class into which such shares may hereafter have been reclassified or changed.

          "Conversion Ratio" means, at any time, a fraction, of which the numerator is Stated Value plus accrued but unpaid dividends (including any accrued but unpaid late fees thereon) but only to the extent not paid in shares of Common Stock in accordance with the terms hereof, and of which the denominator is the Conversion Price at such time.

          "Junior Securities" means the Common Stock and all other equity securities of the Company which are junior in rights and liquidation preference to the Preferred Stock.

          "Mandatory Redemption Amount" for each share of Preferred Stock means the sum of (i) the greater of (A) 100% of the Stated Value of such share of Preferred Stock and all accrued
dividends with respect to such share   and (B) the product of (a)
the average Per Share Market Value for the five (5) Trading Days immediately preceding (x) the date of the Triggering Event or the Conversion Date, as the case may be, or (y) the date of payment in full by the Company of the applicable redemption price, whichever is greater, and (b) the Conversion Ratio calculated on the date of the Triggering Event, or the Determination Date, as the case may be, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such shares of Preferred Stock.

          "Original Issue Date" shall mean the date of the first issuance of any shares of the Preferred Stock regardless of the number of transfers of any particular shares of Preferred Stock and regardless of the number of certificates which may be issued to evidence such Preferred Stock.

          "Per Share Market Value" means on any particular date
(a) the closing bid price per share of the Common Stock on such date on the NASDAQ or any other stock exchange or quotation system on which the Common Stock is then listed or if there is no such price on such date, then the closing bid price on such exchange or quotation system on the date nearest preceding such date, or (b) if the Common Stock is not listed then on the NASDAQ or any stock exchange or quotation system, the closing bid price for a share of Common Stock in the over-the-counter market, as reported by the National Quotation Bureau Incorporated or similar organization or agency succeeding to its functions of reporting prices) at the close of business on such date, or (c) if the Common Stock is not then reported by the National Quotation Bureau Incorporated (or similar organization or agency succeeding to its functions of reporting prices), then the average of the "Pink Sheet" quotes for the relevant conversion period, as determined in good faith by the Holder, or (d) if the Common Stock is not then publicly traded the fair market value of a share of Common Stock as determined by an Appraiser selected in good faith by the Holders of a majority in interest of the shares of the Preferred Stock; provided, however, that the Company, after receipt of the determination by such Appraiser, shall have the right to select an additional Appraiser, in which case, the fair market value shall be equal to the average of the determinations by each such Appraiser; and provided, further that all determinations of the Per Share Market Value shall be appropriately adjusted for any stock dividends, stock splits or other similar transactions during such period.

          "Person" means a corporation, an association, a partnership, organization, a business, an individual, a government or political subdivision thereof or a governmental agency.

          "Purchase Agreement" means the Convertible Preferred
Stock Purchase Agreement, dated as of the Original Issue Date, among the Company and the original Holders of the Preferred Stock.

          "Registration Rights Agreement" means the Registration
Rights Agreement, dated as of the Original Issue Date, by and among the Company and the original Holders of the Preferred Stock.

          "Trading Day" means (a) a day on which the Common Stock is traded on the NASDAQ or other stock exchange or market on which the Common Stock has been listed, or (b) if the Common Stock is not listed on the NASDAQ, on the Nasdaq SmallCap Market, or (c) if the Common Stock is not listed on the Nasdaq SmallCap Market or any stock exchange or market, a day on which the Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (c) if the Common Stock is not quoted on the OTC Bulletin Board, a day on which the Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices); provided, however, that in the event that the Common Stock is not listed or quoted as set forth in (a), (b) and (c) hereof, then Trading Day shall mean any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the State of New York are authorized or required by law or other government action to close.

          "Underlying Shares Registration Statement" means a registration statement that meets the requirement of the Registration Rights Agreement and requires the resale of all Underlying Shares by the recipient thereof, who shall be named as a "selling stockholder" thereunder.

          "Underlying Shares" means, collectively, the shares of Common Stock into which the Shares are convertible and the shares of Common Stock issuable upon payment of dividends thereon in accordance with the terms hereof.

               EXHIBIT A

     NOTICE OF CONVERSION

(To be Executed by the Registered Holder in order to Convert shares of Preferred Stock)

The undersigned hereby elects to convert the number of shares of Series B-1 Convertible Preferred Stock indicated below, into shares of Common Stock, $.001 par value (the "Common Stock"), of LCA-Vision Inc. (the "Company") according to the conditions hereof, as of the date written below. If shares are to be issued in the name of a person other than undersigned, the undersigned will pay all transfer taxes payable with respect thereto and is delivering herewith such certificates and opinions as reasonably requested by the Company in accordance therewith. No fee will be charged to the Holder for any conversion, except for such transfer taxes, if any.

Conversion calculations:

                         ________________________________________
                         Date to Effect Conversion


                          ________________________________________
                         Number of shares of Preferred Stock
                         to be Converted

                         ________________________________________
                         Number of shares of Common Stock
                         to be Issued

                         ________________________________________
                         Applicable Conversion Price

                         ________________________________________
                         Signature


                         ________________________________________
                         Name


                         ________________________________________
                         Address

               CERTIFICATE OF CORRECTION FILED TO CORRECT
           A CERTAIN ERROR IN THE CERTIFICATE OF DESIGNATION
 OF LCA-VISION INC. FILED IN THE OFFICE OF THE SECRETARY OF STATE
                      OF DELAWARE ON MAY 7, 1998

LCA-Vision Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

DOES HEREBY CERTIFY:

1. The name of the corporation is LCA-Vision Inc.

2. That a Certificate of Designation was filed by the Secretary of State of Delaware on May 7, 1998 and that said Certificate requires correction as permitted by Section 103 of the General
Corporation Law of the State of Delaware.

3. The inaccuracy or defect of said Certificate to be corrected are as follows:

Certain language in Articles 5(a)(ii), 5(b)(i) and 5(c)(i) was inadvertently omitted.

4. Article 5(a)(ii) of the Certificate is corrected to read as follows:

See Exhibit 1

Article 5(b)(i) of the Certificate is corrected to read as follows:

See Exhibit 2

Article 5(c)(i) of the Certificate is corrected to read as follows:

See Exhibit 3

IN WITNESS WHEREOF, said LCA-Vision Inc. has caused this
Certificate to be signed by Susan B. Zaunbrecher, its Assistant
Secretary*, this 11th day of May, 1998.

                                  LCA-VISION INC.

                                  By: Susan B. Zaunbrecher
                                      Assistant Secretary

*Any authorized officer or the Chairman or Vice-Chairman of the Board of Directors may execute this certificate.


EXHIBIT 1


(ii) If the Per Share Market Value shall be greater than 175% of the Per Share Market Value measured on the Trading Day immediately preceding the Original Issue Date for any period of at least 15 consecutive Trading Days (as adjusted for stock splits, reverse stock splits and stock dividends), then the Company may, upon 15 Trading Days notice provided to the Holders no later than five Trading Days after the conclusion of any such period, require the conversion of then outstanding and unconverted shares of Preferred Stock at the Conversion Ration calculated on the Company conversion Date (as defined below) (subject to reduction pursuant to Section 5(a)(iii), but not subject to reduction pursuant to
Section 3.8 of the Purchase Agreement) by delivering to the Holders, a notice in the form attached hereto as Exhibit B (the "Company Conversion Notice"), provided, that, no such conversion shall be permitted unless from the time of the delivery of the Company Conversion Notice until the Company Conversion Date (as defined below), (a) an Underlying Shares Registration Statement covering the resale of the shares of Common Stock issuable upon such conversion is effective, (b) the shares of Common Stock issuable upon such conversion are designated for quotation or listed for trading on the NASDAQ and, (c) the Company has duly reserved for issuance the shares of Common Stock issuable upon such conversion. Each Company Conversion Notice under this Section shall specify the date on which such conversion is to be effected, which date may not be prior to the 30th Trading Day after the Company delivers such Company Conversion Notice by facsimile (the "Company Conversion Date"). If no Company Conversion Date is specified in a Company Conversion Notice given under this Section, the Company Conversion Date shall be the 30th Trading Day after the Company Conversion Notice is deemed delivered hereunder. Any conversion pursuant to this Section 5(a)(ii) shall be subject to
Section 5(b) with respect to the consequences of the Company's failure to deliver shares of Common Stock in respect of a conversion under this Section.

                         EXHIBIT 2


(b) (1) Not later than three (3) Trading Days after any Conversion Date, the Company will deliver to the Holder (i) a certificate or certificates which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1(b) of Purchase Agreement ) representing the number of shares of Common Stock being acquired upon the conversion of shares of Preferred Stock (subject to reduction pursuant to Section 5(a)(iii) and Section 3.8 of the Purchase Agreement), (ii) one or more certificates representing the number of shares of Preferred Stock not converted, (iii) a bank check in the amount of accrued and unpaid dividends (if the Company has elected to pay accrued dividends in cash), and (iv) if the Company has elected and is permitted hereunder to pay accrued dividends in shares of Common Stock certificates, which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1(b) of the Purchase Agreement), representing such shares of common Stock; provided, however, that the Company shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon conversion of any shares of Preferred Stock until certificates evidencing such shares of Preferred Stock are either delivered for conversion to the Company or any transfer agent for the Preferred Stock are either delivered for conversion to the Company or any transfer agent for the Preferred Stock or Common Stock, or the holder of such preferred stock notifies the Company that such certificates have been lost, stolen or destroyed and provides a bond (or other adequate security) reasonably satisfactory to the Company to indemnify the Company from any loss incurred by it in connection therewith. The Company shall, upon request of the Holder, if available, use its best efforts to deliver any certificate or certificates required to be delivered by the Company under this Section electronically through the Depository Trust Corporation or another established clearing corporation performing similar functions. If in the case of any Conversion Notice such certificate or certificates, including for purposes hereof, any shares of Common Stock to be issued on the Conversion Date on account of accrued but unpaid dividends hereunder, are not delivered to or as directed by the applicable Holder by the third Trading Day after by the Conversion Date, the Holder shall be entitled by written notice to by the Company at any time on or before its receipt of such certificate of certificates thereafter, to rescind such conversion, in which event by the Company shall immediately return the certificates representing the shares of Preferred Stock tendered for conversion.

                           EXHIBIT 3

(c)(i) The conversion price for each share of Preferred Stock (the "Conversion Price") in effect on any Conversion Date shall be the lesser of (a) 125% of the Per Share Market Value for the Trading Day immediately preceding the Original Issue Date (the "Initial Conversion Price") or (b) the average of the four (4) lowest Per Share Market Values (which need not occur on consecutive Trading
Days) during the twenty-two (22) Trading Days prior to the date of the applicable Conversion Notice, which Per Share Market Values shall be chosen by the Holder coverting such shares of Preferred Stock; provided, however, that if at any time during the "Effectiveness Period" (as defined in the Registration Rights Agreement) the Registration Statement ceases to be effective for all Registrable Securities (as defined in the Registration Rights Agreement), or the Company advises the Holders that the prospectus included in the Underlying Shares Registration Statement may not be used by the Holders, or the Common Stock shall fail at any time to be listed or quoted on the NASDAQ SmallCap Market or other national securities exchange, then such twenty-two (22) Trading Day period shall be extended for a number of days equal to the total number of days during which the Underlying Shares Registration Statement was not effective, the prospectus not permitted to be used by the Holders and the Common Stock is not listed for trading; provided, further, however, that, (a) if the Underlying Shares Registration Statement (as defined in the Registration Rights Agreement) is not filed on or prior to the Filing Date (as defined in the Registration Rights Agreement), or
(b) if the Company fails to file with the Commission a request for acceleration in accordance with Rule 12d1-2 promulgated under the Securities Exchange Act of 1934, as amended, within five (5) days of the date the Company is notified (orally or in writing, whichever is earlier) by the Commission that an Underlying Shares Registration Statement will not be "reviewed," or not subject to further review, or (c) if the Underlying Shares Registration Statement is not declared effective by the Commission on or prior to the 90th day after the Original Issue Date, or (d) if such Underlying Shares Registration Statement is filed with and declared effective by the Commission but thereafter ceases to be effective as to all Registrable Securities (as such term is defined in the Registration Rights Agreement) at any time prior to the expiration of the "Effectiveness Period" (as such term is defined in the Registration Rights Agreement), without being succeeded within 10 Trading Days by a subsequent Underlying Shares Registration Statement filed with and declared effective by the Commission, or (e) if trading in the Common Stock shall be suspended for more than three (3) consecutive Trading Days or five
(5) Trading Days in the aggregate, or (f) if the conversion rights of the Holders are suspended for any reason or (g) if the Company is required to convene a shareholders meeting pursuant to Section 5(a)(iii) and fails to convene a meeting of shareholders within the time period specified in Section 5(a)(iii) or does so convene a meeting of shareholders within such time period but fails to obtain Shareholder Approval at such meeting (any such failure or breach being referred to as an "Event", and for purposes of clauses (a) and (c) the date on which such Event occurs, or for purposes of clause (b) the date on which such five (5) day period is exceeded, or for purposes of clause (d) the date which such 10 Trading Day-period is exceeded, or for purposes of clause (e) the date on which such three Trading Day-period is exceeded, being referred to as "Event Date"), the Conversion Price shall be decreased by 2% each month (i.e., the Conversion Price would decrease 2% as of the Event Date and an additional 2% as of each monthly anniversary of the Event Date) until the earlier to occur of the second month anniversary after the Event Date and such time as the applicable Event is cured. Commencing the second month anniversary after the Event Date, the Company shall pay to each Holder 2% of the aggregate Stated Value for Preferred Stock purchased by such Holder in cash as liquidated damages, and not as a penalty on the first day of each monthly anniversary of the Event Date until such time as the applicable Event, is cured.
Any decrease in the Conversion Price pursuant to this Section shall continue notwithstanding the fact that the Event causing such decrease has been subsequently cured.

CERTIFICATE OF CORRECTION FILED TO CORRECT CERTAIN ERRORS IN THE
CERTIFICATE OF CORRECTION OF THE CERTIFICATE OF DESIGNATION OF
LCA-VISION INC. FILED IN THE OFFICE OF THE SECRETARY OF STATE OF
DELAWARE ON MAY 11, 1998

LCA-Vision Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware,

DOES HEREBY CERTIFY:

1.  The name of the corporation is LCA-Vision Inc.

2. That a Certificate of Designation was filed by the Secretary of State of Delaware on May 7, 1998, that a Certificate of Correction to the Certificate of Designation was filed by the Secretary of State of Delaware on May 11, 1998, and that said Certificate of Correction requires correction as permitted by
Section 103 of the General Corporation Law of the State of
Delaware.

3. The inaccuracies or defects of said Certificate to be corrected are as follows:

The Certificate of Correction referred to certain provisions of the Certificate of Designation as "Articles" instead of "Sections"; certain language in Exhibits 1, 2, and 3 (Sections 5(a)(ii), 5(b)(i), and 5(c)(i) of the Certificate of Designation) of the Certificate of Correction was inadvertently omitted, and certain typographical errors were inadvertently included therein.

4. Exhibit 1 of the Certificate of Correction (Section 5(a)(ii) of the Certificate of Designation) is corrected to read as follows:

See Exhibit 1

Exhibit 2 of the Certificate of Correction (Section 5(b)(i) of the Certificate of Designation) is corrected to read as follows:

See Exhibit 2

Exhibit 3 of the Certificate of Correction (Section 5(c)(i) of the Certificate of Designation) is corrected to read as follows:

See Exhibit 3

IN WITNESS WHEREOF, said LCA-Vision Inc. has caused this
Certificate to be signed by Susan B. Zaunbrecher, its Assistant
Secretary*, this 12th day of May, 1998.

                                    LCA-VISION INC.

                                    By: /s/ Susan B. Zaunbrecher
                                    Assistant Secretary

*Any authorized officer or the Chairman or Vice-Chairman of the Board of Directors may execute this certificate.


                       EXHIBIT 1


     (ii) If the Per Share Market Value shall be greater than 175% of the Per Share Market Value measured on the Trading Day immediately preceding the Original Issue Date for any period of at least 15 consecutive Trading Days (as adjusted for stock splits, reverse stock splits and stock dividends), then the Company may, upon 15 Trading Days notice provided to the Holders no later than five Trading Days after the conclusion of any such period, require the conversion of then outstanding and unconverted shares of Preferred Stock at the Conversion Ratio calculated on the Company Conversion Date (as defined below) (subject to reduction pursuant to
Section 5(a)(iii), but not subject to reduction pursuant to Section
3.8 of the Purchase Agreement) by delivering to the Holders, a notice in the form attached hereto as Exhibit B (the "Company Conversion Notice"), provided, that, no such conversion shall be permitted unless from the time of the delivery of the Company Conversion Notice until the Company Conversion Date (as defined below), (a) an Underlying Shares Registration Statement covering the resale of the shares of Common Stock issuable upon such conversion is effective, (b) the shares of Common Stock issuable upon such conversion are designated for quotation or listed for trading on the
NASDAQ and, (c) the Company has duly reserved for issuance the shares of Common Stock issuable upon such conversion. Each Company Conversion Notice under this Section shall specify the date on which such conversion is to be effected, which date may not be prior to the 30th Trading Day after the Company delivers such Company Conversion Notice by facsimile (the "Company Conversion Date").
If
no Company Conversion Date is specified in a Company Conversion Notice given under this Section, the Company Conversion Date shall be the 30th Trading Day after the Company Conversion Notice is deemed delivered hereunder. Any conversion pursuant to this Section
5(a)(ii) shall be subject to Section 5(b) with respect to the consequences of the Company's failure to deliver shares of Common Stock in respect of a conversion under this Section.

                          EXHIBIT 2


(b) (i) Not later than three (3) Trading Days after any Conversion Date, the Company will deliver to the Holder (i) a certificate or certificates which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1(b) of Purchase Agreement) representing the number of shares of Common Stock being acquired upon the conversion of shares of Preferred Stock (subject to reduction pursuant to Section 5(a)(iii) and Section 3.8 of the Purchase Agreement), (ii) one or more certificates representing the number of shares of Preferred Stock not converted, (iii) a bank check in the amount of accrued and unpaid dividends (if the Company has elected to pay accrued dividends in cash), and (iv) if the Company has elected and is permitted hereunder to pay accrued dividends in shares of Common Stock, certificates, which shall be free of restrictive legends and trading restrictions (other than those required by Section 3.1(b) of the Purchase Agreement), representing such shares of Common Stock; provided, however, that the Company shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon conversion of any shares of Preferred Stock until certificates evidencing such shares of Preferred Stock are either delivered for conversion to the Company or any transfer agent for the Preferred Stock or Common Stock, or the Holder of such Preferred Stock notifies the Company that such certificates have been lost, stolen or destroyed and provides a bond (or other adequate security) reasonably satisfactory to the Company to indemnify the Company from any loss incurred by it in connection therewith. The Company shall, upon request of the Holder, if available, use its best efforts to deliver any certificate or certificates required to be delivered by the Company under this Section electronically through the Depository
Trust Corporation or another established clearing corporation performing similar functions. If in the case of any Conversion Notice such certificate or certificates, including for purposes hereof, any shares of Common Stock to be issued on the Conversion Date on account of accrued but unpaid dividends hereunder, are not delivered to or as directed by the applicable Holder by the third Trading Day after the Conversion Date, the Holder shall be entitled by written notice to the Company at any time on or before its receipt of such certificate of certificates thereafter, to rescind such conversion, in which event the Company shall immediately return the certificates representing the shares of Preferred Stock tendered for conversion.

                      EXHIBIT 3

(c)(i)  The conversion price for each share of Preferred Stock
(the
"Conversion Price") in effect on any Conversion Date shall be the lesser of (a) 125% of the Per Share Market Value for the Trading Day immediately preceding the Original Issue Date (the "Initial Conversion Price") or (b) the average of the four (4) lowest Per Share Market Values (which need not occur on consecutive Trading
Days) during the twenty-two (22) Trading Days prior to the date of the applicable Conversion Notice, which Per Share Market Values shall be chosen by the Holder coverting such shares of Preferred Stock; provided, however, that if at any time during the "Effectiveness Period" (as defined in the Registration Rights Agreement) the Registration Statement ceases to be effective for all
Registrable Securities (as defined in the Registration Rights Agreement), or the Company advises the Holders that the prospectus included in the Underlying Shares Registration Statement may not be used by the Holders, or the Common Stock shall fail at any time to be listed or quoted on the NASDAQ SmallCap Market or other national securities exchange, then such twenty-two (22) Trading Day period shall be extended for a number of days equal to the total number of days during which the Underlying Shares Registration Statement was not effective, the prospectus not permitted to be used by the Holders and the Common Stock is not listed for trading; provided, further, however, that, (a) if the Underlying Shares Registration Statement (as defined in the Registration Rights Agreement) is not filed on or prior to the Filing Date (as defined in the Registration
Rights Agreement), or (b) if the Company fails to file with the Commission a request for acceleration in accordance with Rule 12d1-2 promulgated under the Securities Exchange Act of 1934, as amended, within five (5) days of the date that the Company is notified (orally or in writing, whichever is earlier) by the Commission that an Underlying Shares Registration Statement will not be "reviewed," or not subject to further review, or (c) if the Underlying Shares Registration Statement is not declared effective by the Commission on or prior to the 90th day after the Original Issue Date, or (d) if such Underlying Shares Registration Statement is filed with and declared effective by the Commission but thereafter ceases to be effective as to all Registrable Securities (as such term is defined in the Registration Rights Agreement) at any time prior to the expiration of the "Effectiveness Period" (as such term is defined in the Registration Rights Agreement), without being succeeded within 10 Trading Days by a subsequent Underlying Shares Registration Statement filed with and declared effective by the Commission, or
(e) if trading in the Common Stock shall be suspended for more than three (3) consecutive Trading Days or five (5) Trading Days in the aggregate, or (f) if the conversion rights of the Holders are suspended for any reason or (g) if the Company is required to convene a shareholders meeting pursuant to Section 5(a)(iii) and fails to convene a meeting of shareholders within the time period specified in Section 5(a)(iii) or does so convene a meeting of shareholders within such time period but fails to obtain Shareholder
Approval at such meeting (any such failure or breach being referred to as an "Event", and for purposes of clauses (a) and (c) the date on which such Event occurs, or for purposes of clause (b) the date on which such five (5) day period is exceeded, or for purposes of clause (d) the date which such 10 Trading Day-period is exceeded, or for purposes of clause (e) the date on which such three Trading Day-period is exceeded, being referred to as "Event Date"), the Conversion Price shall be decreased by 2% each month (i.e., the Conversion Price would decrease 2% as of the Event Date and an additional 2% as of each monthly anniversary of the Event Date) until the earlier to occur of the second month anniversary after the
Event Date and such time as the applicable Event is cured. Commencing the second month anniversary after the Event Date, the Company shall pay to each Holder 2% of the aggregate Stated Value for Preferred Stock purchased by such Holder in cash as liquidated damages, and not as a penalty on the first day of each monthly anniversary of the Event Date until such time as the applicable Event, is cured. Any decrease in the Conversion Price pursuant to this Section shall continue notwithstanding the fact that the Event causing such decrease has been subsequently cured.


                 Exhibit 10(a)

     CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT (this "Agreement"), dated as of May 8, 1998, by and among LCA-Vision Inc., a Delaware corporation (the "Company"), and Brown Simpson Strategic Growth Fund, L.P., a New York limited partnership ("Brown
Simpson LP"), Brown Simpson Strategic Growth Fund, Ltd., a Cayman Islands exempt company ("Brown Simpson Limited"), Southbrook International Investments, Ltd., a corporation organized and existing under the laws of the British Virgin Islands ("Southbrook"), Proprietary Convertible Investment Group, Inc., a Delaware corporation ("Proprietary"), Westover Investments, LP, a
Delaware limited partnership ("Westover") and Montrose Investments Ltd., a Cayman Islands exempt limited partnership ("Montrose"). Brown Simpson LP, Brown Simpson Limited, Southbrook, Proprietary, Westover and Montrose are each referred to herein as a "Purchaser" and are collectively referred to herein as the "Purchasers."

     WHEREAS, subject to the terms and conditions set forth in this
Agreement, the Company desires to issue and sell to the Purchasers, and the Purchasers desire to purchase from the Company, 10,000 shares of the Company's 6% Series B-1 Convertible Preferred Stock, $.001 par value per share (the "Series B-1 Shares"); and

          WHEREAS, subject to the terms and conditions set forth in this Agreement, the Company desires to grant to the Purchasers the right to purchase from the Company up to an additional 5,000 share of the Company's 6% Series B-2 Convertible Preferred Stock, $.001 par value per share ("Series B-2 Shares," and together with the Series B-1 Shares, the "Preferred Shares").

     IN CONSIDERATION of the mutual covenants contained in this Agreement, the Company and the Purchasers agree as follows:


     ARTICLE I
     PURCHASE AND SALE OF PREFERRED SHARES

     1.1 Purchase and Sale. (a) Subject to the terms and conditions set forth herein, (i) the Company shall issue and sell to each Purchaser, and each Purchaser shall purchase from the Company, the number of Series B-1 Shares set forth next to such Purchaser's name on Schedule 1 attached hereto and (ii) the Purchasers shall have the right to purchase from the Company up to 5,000 Series B-2 Shares in the aggregate.

          (b) The Series B-1 Shares shall have the respective rights, preferences and privileges set forth in Exhibit A attached hereto (the "Series B-1 Terms"), which shall be incorporated into a
Certificate of Designation to be approved by the Purchasers and filed on or prior to the Series B-1 Closing (as defined below) by the Company with the Secretary of State of Delaware (the "Series B-1
Designation"). The Series B-2 Shares shall have respective rights, preferences and privileges identical to the Series B-1 Terms, mutatis mutandis, and shall rank pari passu with the Series B-1 Shares with regard to dividends, liquidation, voting rights and any other preferential rights designated therein, except that the Conversion Price (as defined below) for conversion of the Series B-2
Shares shall be determined as of the Original Issue Date (as defined below) for such Series B-2 Shares. The Series B-2 Shares shall be authorized pursuant to a Certificate of Designation to be approved by the Purchasers and filed on or prior to the Series B-2 Closing Date (as defined below) by the Company with the Secretary of State of Delaware (such certificate of designation, together with the Series B-1 Designation, the "Certificates of Designation").

     For purposes of this Agreement, "Conversion Price," "Original Issue Date," "Conversion Date," "Trading Day," "Per Share Market
Value," "Issuable Maximum," "Shareholder Approval"  and
"Underlying
Shares Registration Statement" shall have the meanings set forth in
Exhibit A attached hereto.

     1.2     Purchase Price.  The purchase price per Preferred
Share
shall be $1,000.

     1.3     The Closings.

          (a) The Series B-1 Closing. (i) The closing (the "Series B-1 Closing") of the purchase and sale of 10,000 Series B-1
Shares shall take place at the offices of Robinson Silverman
Pearce
Aronsohn & Berman LLP ("Robinson Silverman"), 1290 Avenue of the Americas, New York, New York 10104, immediately following the execution hereof or such later date as the parties shall agree, but not prior to the date that the conditions set forth in Section 4.1 have been satisfied or waived by the appropriate party. The date of the Series B-1 Closing is hereinafter referred to as the "Series B-1
Closing Date." At the Series B-1 Closing, the Company shall sell and issue to the Purchasers, and the Purchasers shall severally and not jointly purchase from the Company, 10,000 Series B-1 Shares for an aggregate purchase price of $10,000,000.

               (ii) At the Series B-1 Closing, (a) the Company shall deliver to each Purchaser (1) one or more stock certificates representing the Series B-1 Shares to be purchased by such Purchaser, as set forth next to such Purchaser's name on Schedule 1 attached hereto, each registered in the name of such  Purchaser,
(2)
the legal opinion referenced in Section 4.1(viii), substantially in the form of Exhibit B attached hereto, and (3) all other documents, instruments and writings required to have been delivered at or prior to the Series B-1 Closing by the Company pursuant to this Agreement and the Registration Rights Agreement, dated the date hereof, by and among the Company and the Purchasers, in the form of Exhibit C attached hereto (the "Registration Rights Agreement"); and (b) each of the Purchasers shall deliver to the Company (1) United States dollars in immediately available funds equal to the product of (x) $1,000 and (y) the number of Series B-1 Shares to be purchased by such Purchaser at the Series B-1 Closing in accordance with the amount set forth next to such Purchaser's name on Schedule 1 attached hereto, by wire transfer to an account designated in writing by the Company for such purpose prior to the Series B-1 Closing Date and (2) all documents, instruments and writings required to have been delivered at or prior to the Series B-1 Closing by the Purchasers pursuant to this Agreement and the Registration Rights Agreement.

          (b)     The Series B-2 Closing.  (i) Subject to the
terms
and conditions set forth in this Agreement, the Purchasers of a majority of the Series B-1 Shares shall have the right from November
11, 1998 through May 11, 1999 to deliver a written notice to the Company (a "Series B-2 Notice") requiring the Company to issue and sell to the Purchasers up to 5,000 Series B-2 Shares. Except as provided in the following sentence, each Purchaser shall have the right to purchase up to the number of Series B-2 Shares as equals its pro rata portion of the Series B-1 Shares issued and sold at the
Series B-1 Closing. In the event any Purchaser (the "Non-Electing Purchaser") does not purchase its pro rata portion of the Series B-2
Shares, each other Purchaser shall have the right to purchase its pro rata portion of the Series B-2 Shares not purchased by the
Non-Electing Purchaser.   The closing (the "Series B-2 Closing";
each of
the Series B-1 Closing and the Series B-2 Closing is referred to herein as a "Closing") of the purchase and sale of the Series B-2 Shares hereunder shall take place at the offices of Robinson Silverman on the date indicated in the Series B-2 Notice (which may not be prior to the 5th Trading Day or later than the 10th Trading
Day after receipt by the Company of the Series B-2 Notice, or as otherwise agreed to by the parties). The date of the Series B-2 Closing is hereinafter referred to as the "Series B-2 Closing Date"
(each of the Series B-1 Closing Date and the Series B-2 Closing Date is referred to herein as a "Closing Date").

               (ii) At the Series B-2 Closing, (a) the Company shall deliver to each Purchaser (1) the number of Series B-2 Shares to be purchased by such Purchaser at the Series B-2 Closing, each registered in the name of such Purchaser, (2) a legal opinion substantially in the form of Exhibit B attached hereto from the Company's outside counsel, and (3) all other documents, instruments and writings that the Purchasers may reasonably request; and (b) each of the Purchasers shall deliver to the Company United States dollars in immediately available funds equal to the product of (x) $1,000 and (y) the number of the Series B-2 Shares to be issued and sold to such Purchaser at the Series B-2 Closing, by wire transfer to an account designated in writing by the Company for such purpose prior to the Series B-2 Closing Date.


     ARTICLE II
     REPRESENTATIONS AND WARRANTIES

     2.1     Representations, Warranties and Agreements of the
Company. The Company hereby makes the following representations and warranties to the Purchaser:

          (a) Organization and Qualification. The Company is a corporation, duly incorporated, validly existing and in good standing under the laws of the State of Delaware, with the requisite corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. The Company has no subsidiaries other than as set forth in Schedule 2.1(a) (collectively the "Subsidiaries"). Each of the Subsidiaries is a corporation, duly incorporated, validly existing and in good standing under the laws of the jurisdiction of its incorporation or organization (as applicable), with the full corporate power and authority to own and use its properties and assets and to carry on its business as currently conducted. Each of the Company and the Subsidiaries is duly qualified to do business and is in good standing as a foreign corporation in each jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary, except where the failure to be so qualified or in good standing, as the case may be, could not, individually or in the aggregate, (x) adversely affect the legality, validity or enforceability of the Securities (as defined below) or any of this Agreement, the Certificates of Designation or the Registration Rights Agreement (collectively, the "Transaction Documents"), (y) have or result in a material adverse effect on the results of operations, assets, prospects, or condition (financial or otherwise) of the Company and the Subsidiaries, taken as a whole, or (z) adversely impair the Company's ability to perform fully on a timely basis its obligations under any Transaction Document (any of (x), (y) or (z), being a "Material Adverse Effect").

          (b) Authorization; Enforcement. The Company has the requisite corporate power and authority to enter into and to consummate the transactions contemplated by each of the Transaction
Documents, and otherwise to carry out its obligations thereunder. The execution and delivery of each of the Transaction Documents by the Company and the consummation by it of the transactions contemplated thereby have been duly authorized by all necessary action on the part of the Company and no further action is required by the Company. Each of the Transaction Documents has been duly executed by the Company and when delivered in accordance with the terms hereof (or, in the case of the Certificates of Designation, when filed with the Secretary of State of the State of Delaware) will constitute the valid and binding obligation of the Company enforceable against the Company in accordance with its terms. Neither the Company nor any Subsidiary is in violation of any of the provisions of its respective certificate of incorporation, articles, by-laws or other charter documents.

          (c) Capitalization. The authorized, issued and outstanding capital stock of the Company is set forth in Schedule 2.1(c). No shares of Common Stock are entitled to preemptive or similar rights, nor is any holder of the Common Stock entitled to preemptive or similar rights arising out of any agreement or understanding with the Company by virtue of any of the Transaction Documents. Except as disclosed in Schedule 2.1(c), there are no outstanding options, warrants, script rights to subscribe to, calls or commitments of any character whatsoever relating to, or, except as a result of the purchase and sale of the Preferred Shares, securities, rights or obligations convertible into or exchangeable for, or giving any person any right to subscribe for or acquire any shares of Common Stock, or contracts, commitments, understandings, or arrangements by which the Company or any Subsidiary is or may become bound to issue additional shares of Common Stock, or secur-ities or rights convertible or exchangeable into shares of Common Stock. To the knowledge of the Company, except as specifically disclosed in the SEC Documents (as defined below) or Schedule 2.1(c), no Person or group of related Persons beneficially owns (as determined pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) or has the right to acquire by agreement with or by obligation binding upon the
Company beneficial ownership of in excess of 5% of the Common
Stock.
For purposes of this Agreement, a "Person" means an individual or corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or subdivision thereof) or other entity of any kind.

          (d) Issuance of the Preferred Shares. The Preferred Shares are duly authorized, and, when issued and paid for in accordance with the terms hereof, shall have been validly issued, fully paid and nonassessable, free and clear of all liens, encumbrances and rights of first refusal of any kind (collectively,
"Liens").  The Company has on the date hereof, and on the Series
B-2
Closing Date will have, and at all times while the Preferred Shares are outstanding will maintain, an adequate reserve of duly authorized shares of Common Stock, to enable it to perform its conversion and other obligations under this Agreement and the Certificates of Designation with respect to the number of Preferred
Shares issued at such Closing Date, and in no circumstances shall the number of such reserved and available shares of Common Stock be less than 7,360,000. The shares of Common Stock issuable upon conversion of the Preferred Shares and as payment of dividends thereon are collectively referred to herein as the "Underlying Shares". The Preferred Shares and Underlying Shares are, collectively, the "Securities". When issued in accordance with the
Certificates of Designation, the Underlying Shares will have been duly authorized, validly issued, fully paid and nonassessable, free and clear of all Liens.

          (e) No Conflicts. The execution, delivery and performance of the Transaction Documents by the Company and the consummation by the Company of the transactions contemplated thereby do not and will not (i) conflict with or violate any provision of its certificate of incorporation, bylaws or other charter documents
(each as amended through the date hereof) or (ii) subject to obtaining the consents referred to in Section 2.1(f), conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument (evidencing a Company debt or otherwise) to which the Company is a party or by which any property or asset of the Company is bound or affected, or (iii) result in a violation of any law, rule, regulation, order, judgment, injunction, decree or other restriction of any court or governmental authority to which the Company is subject (including Federal and state securities laws and regulations), or by which any property or asset of the Company is bound or affected, except in the case of each of clauses (ii) and (iii), such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as could not, individually or in the aggregate, have or result in a Material
Adverse Effect. The business of the Company is not being conducted in violation of any law, ordinance or regulation of any governmental authority, except for violations which, individually or in the aggregate, would not have a Material Adverse Effect.

          (f)     Consents and Approvals. Except as set forth in
Schedule 2.1(f), neither the Company nor any Subsidiary is required to obtain any consent, waiver, authorization or order of, give any notice to, or make any filing or registration with, any court or other Federal, state, local or other governmental authority or other
Person in connection with the execution, delivery and performance by the Company of the Transaction Documents, other than (i) the filing of the Certificates of Designation with respect to the Preferred Shares with the Secretary of State of Delaware, which filing with respect to the Series B-1 Shares shall be effectuated prior to the Series B-1 Closing Date and which filing with respect to the Series
B-2 Shares shall be effected prior to the Series B-2 Closing Date,
(ii) the filing of the Underlying Shares Registration Statements with the Securities and Exchange Commission (the "Commission"),
(iii) the application(s) to the Nasdaq Stock Market (or any successor entity) for the listing of the Underlying Shares on the Nasdaq SmallCap Market (the "NASDAQ") (and with any other national securities exchange or market on which the Common Stock is then listed or quoted), (iv) filings, notices or registrations under applicable state securities laws, and (v) in all other cases where the failure to obtain such consent, waiver, authorization or order, or to give such notice or make such filing or registrations could not have or result in, individually or in the aggregate, a Material
Adverse Effect (together with the consents, waivers, authorizations, orders, notices, filings and registrations referred to in Schedule 2.1(f), the "Required Approvals").

          (g) Litigation; Proceedings. Except as specifically disclosed in the Disclosure Materials (as hereinafter defined) or in
Schedule 2.1(g), there is no action, suit, notice of violation, proceeding or investigation pending or, to the knowledge of the Company, threatened against or affecting the Company or any of its Subsidiaries or any of their respective properties before or by any court, governmental or administrative agency or regulatory authority
(Federal, state, county, local or foreign) which (i) adversely affects or challenges the legality, validity or enforceability of any of the Transaction Documents or the Securities or (ii) could individually or in the aggregate have a Material Adverse Effect.

          (h)     No Default or Violation.  Except as set forth on
Schedule 2.1(h), neither the Company nor any Subsidiary is in (i) default under or in violation of any indenture, loan or credit agreement or any other agreement or instrument to which it is a party or by which it or any of its properties is bound, (ii) violation of any order of any court, arbitrator or governmental body applicable to it, or (iii) violation of any statute, rule or regu-lation of any governmental authority to which it is subject, except as could not (individually or in the aggregate) have or result in a Material Adverse Effect.

          (i) Private Offering. Neither the Company nor any Affiliate (as defined below) nor any Person acting on the Company's or such Affiliate's behalf has taken or will take any action which might subject the offering, issuance or sale of the Securities to the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

          (j) SEC Documents; Financial Statements; No Adverse Change. The Company has filed all reports required to be filed by it under the Exchange Act, including pursuant to Section 13(a) or 15(d) thereof, for the three years preceding the date hereof (the foregoing materials being collectively referred to herein as the "SEC Documents" and, together with the Schedules to this Agreement, the "Disclosure Materials") on a timely basis or has received a valid extension of such time of filing and has filed any such SEC Documents prior to the expiration of any such extension. As of their respective dates, the SEC Documents complied in all material respects with the requirements of the Securities Act and the Exchange Act and the rules and regulations of the Commission promulgated thereunder, and none of the SEC Documents, when filed, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. All material agreements to which the Company is a party or to which the property or assets of the Company are subject have been filed as exhibits to the SEC Documents as required. The financial statements of the Company included in the SEC Documents comply in all material respects with applicable accounting requirements and the rules and regulations of the Commission with respect thereto as in effect at the time of filing. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis during the periods involved, except as may be otherwise specified in such financial statements or the notes thereto, and fairly present in all material respects the financial position of the Company as of and for the dates thereof and the results of operations and cash flows for the periods then ended, subject, in the case of unaudited statements, to normal year-end audit adjustments. Since December 31, 1997, except as specifically disclosed in the SEC Documents, (a) there has been no event, occurrence or development that has had or that could have or result in a Material Adverse Effect, (b) the Company has not incurred any liabilities (contingent or otherwise) other than (x) liabilities incurred in the ordinary course of business consistent with past practice and (y) liabilities not required to be reflected in the Company's financial statements pursuant to GAAP, (c) the Company has not altered its method of accounting or the identity of its auditors and (d) the Company has not declared or made any payment or distribution of cash or other property to its stockholders or officers or directors (other than in compliance with existing Company stock option plans) with respect to its capital stock, or purchased, redeemed (or made any agreements to purchase or redeem) any shares of its capital stock. The Company last filed audited financial statements with the Commission on March 30, 1998, and has not received any comments from the Commission in respect thereof.

          (k) Seniority. No class of equity securities of the Company is senior to the Preferred Shares in right of payment, whether upon liquidation, dissolution or otherwise.

          (l) Investment Company. The Company is not, and is not controlled by or under common control with an affiliate (an
"Affiliate") of, an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

          (m) Certain Fees. Except for certain fees payable by the Company to Coopers & Lybrand Securities LLC, no fees or commissions will be payable by the Company to any broker, financial advisor or consultant, finder, placement agent, investment banker, or bank with respect to the transactions contemplated by this Agreement. The Purchasers shall have no obligation with respect to any fees or with respect to any claims made by or on behalf of other
Persons for fees of a type contemplated in this Section that may be due in connection with the transactions contemplated by this Agreement. The Company shall indemnify and hold harmless the Purchaser, their respective employees, officers, directors, agents, and partners, and their respective Affiliates (as such term is defined under Rule 405 promulgated under the Securities Act), from and against all claims, losses, damages, costs (including the costs of preparation and attorney's fees) and expenses suffered in respect of any such claimed or existing fees, as such fees and expenses are incurred.

          (n) Solicitation Materials. The Company has not (i) distributed any offering materials in connection with the offering and sale of the Securities, or (ii) solicited any offer to buy or sell the Securities by means of any form of general solicitation or advertising.

          (o) Form S-3 Eligibility. The Company is, and at each
Closing Date will be, eligible to register securities for resale with the Commission under Form S-3 promulgated under the Securities
Act.

          (p) Exclusivity. The Company shall not issue and sell the Preferred Shares to any Person other than the Purchasers other than with the specific prior written consent of the Purchasers.

          (q) Listing and Maintenance Requirements Compliance. Except as set forth on Schedule 2.1(q), the Company has not in the two years preceding the date hereof received notice (written or oral) from the NASDAQ or any other stock exchange, market or trading facility on which the Common Stock is or has been listed (or on which it has been quoted) to the effect that the Company is not in compliance with the listing or maintenance requirements of such exchange or market. The Company is in compliance with all such maintenance requirements.

          (r) Patents and Trademarks. The Company has, or has rights to use, all patents, patent applications, trademarks, trademark applications, service marks, trade names, copyrights, licenses and rights (collectively, the "Intellectual Property Rights") which are necessary for use in connection with its business, as currently conducted and as described in the SEC Documents, and which the failure to so have would have a Material Adverse Effect. To the best knowledge of the Company, there is no existing infringement by another Person of any of the Intellectual Property Rights which are necessary for use in connection with the Company's business.

          (s) Acknowledgement of Dilution. The Company acknowledges that the issuance of the Underlying Shares upon conversion of the Preferred Shares and payment of dividends thereon in accordance with the Certificates of Designation may result in dilution of the outstanding shares of Common Stock, which dilution may be substantial under certain market conditions. The Company further acknowledges that its obligation to issue Underlying Shares upon conversion of the Preferred Shares and payment of dividends thereon in accordance with the Certificates of Designation is unconditional and absolute, subject to the limitations set forth herein in the Certificates of Designation, regardless of the effect of any such dilution.

          (t) Registration Rights; Rights of Participation. Except as described on Schedule 6(b) to the Registration Rights Agreement, (A) the Company has not granted or agreed to grant to any
Person any rights (including "piggy-back" registration rights) to have any securities of the Company registered with the Commission or any other governmental authority which has not been satisfied and
(B) no Person, including, but not limited to, current or former shareholders of the Company, underwriters, brokers, agents, financial consultants or advisors, has any right of first refusal, preemptive right, right of participation, or any similar right to participate in the transactions contemplated by this Agreement or any other Transaction Document.

          (u) Title. The Company and the Subsidiaries have good and marketable title in fee simple to all real property and personal property owned by them, in each case free and clear of all Liens, except as could not, individually or in the aggregate, have or result in a Material Adverse Effect. Any real property and facilities held under lease by the Company and its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its Subsidiaries.

          (v) Regulatory Permits. The Company and its Subsidiaries possess all certificates, authorizations and permits issued by the appropriate Federal, state or foreign regulatory authorities necessary to conduct their respective businesses as described in the SEC Documents except where the failure to possess such permits would not, individually or in the aggregate, have a Material Adverse Effect ("Material Permits"), and neither the Company nor any such Subsidiary has received any notice of proceedings relating to the revocation, modification or suspension of any Material Permit.

          (w) Disclosure. The Company confirms that it has not provided any Purchaser or its agents or counsel with any information that constitutes or might constitute material non-public information. The Company understands and confirms that the Purchasers shall be relying on the foregoing representations in effecting transactions in securities of the Company. None of the information provided by or on behalf of the Company to any Purchaser in connection with the transactions contemplated by this Agreement contains any untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

     2.2     Representations and Warranties of the Purchaser.
Each
of the Purchasers, severally and not jointly, hereby represents and warrants to the Company as follows:

          (a) Organization; Authority. Each Purchaser is a corporation duly incorporated or a limited partnership duly formed, validly existing and in good standing under the laws of the jurisdiction of its incorporation with the requisite corporate power and authority to enter into and to consummate the transactions contemplated by the Transaction Documents and otherwise to carry out its obligations hereunder and thereunder. The purchase by such Purchaser of the Securities hereunder has been duly authorized by all necessary action on the part of such Purchaser. Each of this Agreement and the Registration Rights Agreement has been duly executed and delivered by such Purchaser and constitutes the valid and legally binding obligation of such Purchaser, enforceable against such Purchaser, in accordance with its terms.

          (b) Investment Intent. Each Purchaser is acquiring the Securities for its own account for investment purposes only and not with a view to or for distributing or reselling such Securities or any part thereof or interest therein, without prejudice, however, to such Purchaser's right, subject to the provisions of this Agreement and the Registration Rights Agreement, at all times to sell or otherwise dispose of all or any part of such Securities pursuant to an effective registration statement under the Securities
Act and in compliance with applicable state securities laws or under an exemption from such registration.

          (c) Purchaser Status. At the time such Purchaser was offered the Preferred Shares, it was, and at the date hereof, it is, and at each Closing Date, it will be, an "accredited investor" as defined in Rule 501(a) under the Securities Act.

          (d) Experience of the Purchasers. Each Purchaser either alone or together with its representatives, has such knowledge, sophistication and experience in business and financial matters so as to be capable of evaluating the merits and risks of the prospective investment in the Securities, and has so evaluated the merits and risks of such investment.

          (e)     Ability of the Purchasers to Bear Risk of
Investment. Each Purchaser is able to bear the economic risk of an investment in the Securities and, at the present time, is able to afford a complete loss of such investment.

          (f) Access to Information. Each Purchaser acknowledges receipt of the Disclosure Materials and further acknowledges that it has been afforded (i) the opportunity to ask such questions as it has deemed necessary of, and to receive answers from, representatives of the Company concerning the terms and conditions of the offering of the Securities and the merits and risks of investing in the Securities; (ii) access to information about the Company and the Company's financial condition, results of operations, business, properties, management and prospects sufficient to enable it to evaluate its investment; and (iii) the opportunity to obtain such additional information which the Company possesses or can acquire without unreasonable effort or expense that is necessary to make an informed investment decision with respect to the investment and to verify the accuracy and completeness of the information contained in the Disclosure Materials. Neither the access to information, nor the opportunity to obtain additional information, nor any other investigation conducted by a Purchaser or any of its representatives shall modify, amend or otherwise affect such Purchaser's right to rely on the Company's representation and warranties contained in this Agreement.

          (g) Reliance. Each Purchaser understands and acknowledges that (i) the Securities are being offered and sold to it without registration under the Securities Act in a private placement that is exempt from the registration provisions of the Securities Act and (ii) the availability of such exemption, depends in part on, and the Company will rely upon the accuracy and truth-fulness of, the foregoing representations and such Purchaser hereby consents to such reliance.

          The Company acknowledges and agrees that the Purchasers make no representations or warranties with respect to the transactions contemplated hereby other than those specifically set forth in this Section 2.2.


     ARTICLE III
     OTHER AGREEMENTS OF THE PARTIES

     3.1 Transfer Restrictions. (a) Securities may only be disposed pursuant to an effective registration statement under the Securities Act, to the Company or pursuant to an available exemption from or in a transaction not subject to the registration requirements of the Securities Act. In connection with any transfer of Securities other than pursuant to an effective registration statement or to the Company, except as otherwise set forth herein, the Company may require the transferor thereof to provide to the Company an opinion of counsel selected by the transferor, the form and substance of which opinion shall be reasonably satisfactory to the Company, to the effect that such transfer does not require registration under the Securities Act. Notwithstanding the foregoing, the Company hereby consents to and agrees to register on the books of the Company and with any transfer agent for the securities of the Company (i) any transfer of Securities by one Purchaser to another Purchaser and (ii) any transfer of Securities by any Purchaser to an Affiliate of such Purchaser or to an Affiliate of another Purchaser, or any transfer among any such Affiliates, provided that transferee certifies to the Company that it is an "accredited investor" as defined in Rule 501(a) under the Securities Act. Any such transferee shall agree in writing to be bound by the terms of this Agreement and shall have the rights of a
Purchaser under this Agreement and the Registration Rights
Agreement.

          (b) Each Purchaser agrees to the imprinting, so long as is required by this Section 3.1(b), of the following legend on the Securities:

     NEITHER THESE SECURITIES NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE CONVERTIBLE HAVE BEEN REGISTERED WITH THE SECURITIES
AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE
,
AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION
REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH
APPLICABLE
STATE SECURITIES LAWS.

     THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN RESTRICTIONS ON CONVERSION SET FORTH IN A CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT, DATED AS OF MAY 8, 1998, EXECUTED BY LCA-VISION INC. (THE "COMPANY") AND THE ORIGINAL HOLDER
HEREOF.  A COPY OF THAT AGREEMENT IS ON FILE AT THE PRINCIPAL
OFFICE
OF THE COMPANY.

          Underlying Shares shall not contain the legend set forth above nor any other legend if the conversion of the Preferred Shares, the payment of interest thereon or other issuances of Underlying Shares as contemplated hereby or by the Certificates of Designation occurs at any time while an Underlying Shares Registration Statement is effective under the Securities Act or in the event there is not an effective Underlying Shares Registration Statement at such time, if in the opinion of counsel to the Company such legend is not required under applicable requirements of the Securities Act (including judicial interpretations and pronouncements issued by the staff of the Commission). The Company shall cause its counsel to issue the Transfer Agent instructions attached hereto as Exhibit D to the Company's transfer agent on the day that the Underlying Shares Registration Statement is declared effective by the Commission. The Company agrees that it will provide each Purchaser, upon request, with a certificate or certificates representing Underlying Shares, free from such legend at such time as such legend is no longer required hereunder. The Company may not make any notation on its records or give instructions to any transfer agent of the Company which enlarge the restrictions of transfer set forth in this Section.

     3.2 Furnishing of Information. So long as any Purchaser owns Securities, the Company covenants to timely file (or obtain extensions in respect thereof and file within the applicable grace period) all reports required to be filed by the Company after the date hereof pursuant to Section 13(a) or 15(d) of the Exchange Act and to promptly furnish each such Purchaser with true and complete copies of all such filings. So long as any Purchaser owns Securities, if the Company is not required to file reports pursuant to Section 13(a) or 15(d) of the Exchange Act, it will prepare and furnish to the Purchasers and make publicly available in accordance with Rule 144(c) promulgated under the Securities Act annual and quarterly financial statements, together with a discussion and analysis of such financial statements in form and substance substantially similar to those that would otherwise be required to be included in reports required by Section 13(a) or 15(d) of the Exchange Act, as well as any other information required thereby, in the time period that such filings would have been required to have been made under the Exchange Act. The Company further covenants that it will take such further action as any holder of the Preferred
Shares may reasonably request, all to the extent required from time to time to enable such Person to sell Underlying Shares without registration under the Securities Act under Rule 144 promulgated under the Securities Act, including the delivery of the legal opinion referenced in the last paragraph of Section 3.1. Upon the request of any such Person, the Company shall deliver to such Person a written certification of a duly authorized officer as to whether it has complied with such requirements.

     3.3 Blue Sky Laws. In accordance with the Registration Rights Agreement, the Company shall qualify or exempt the issuance and sale of the Underlying Shares under the securities or Blue Sky laws of such jurisdictions as any Purchaser may request and shall continue such qualification or exemption at all times for so long as the Company must keep the Underlying Shares Registration Statement continuously effective under the Securities Act pursuant to the Registration Rights Agreement; provided, however, that neither the Company nor its Subsidiaries shall be required in connection therewith to qualify as a foreign corporation where they are not now so qualified or to take any action that would subject the Company to general service of process in any such jurisdiction where it is not then so subject or subject the Company to any material tax in any such jurisdiction where it is not then so subject.

     3.4 Integration. The Company has not and shall not sell, offer for sale or solicit offers to buy or otherwise negotiate in respect of any security (as defined in Section 2 of the Securities
Act) that would be integrated with the offer or sale of the Securities under Rule 4310(c)(25)(H)(i) of the Nasdaq Stock Market or in a manner that would require the registration under the Securities Act of the sale of the Securities to any Purchaser.

     3.5 Increase in Authorized Shares. At such times as the Company would be, if a notice of conversion were to be delivered on such date, precluded from issuing a number of Underlying Shares upon conversion of the Preferred Shares that remain unconverted at such date (and paying any earned and unpaid dividends thereon in shares of Common Stock) equal to 200% of the number of Underlying Shares then issuable upon conversion of such Preferred Shares due to the unavailability of a sufficient number of shares of authorized but unissued or reserved Common Stock, the Board of Directors of the Company shall promptly (and in any case, within 30 Business Days from such date) prepare and mail to the stockholders of the Company proxy materials requesting authorization to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue to at least such number of shares as reasonably requested by the Purchasers in order to provide for such number of authorized and unissued shares of Common Stock to enable the Company to comply with its conversion and reservation of shares obligations as set forth in this Agreement and the Certificates of Designation. In connection therewith, the Board of Directors shall (a) adopt proper resolutions authorizing such increase, (b) recommend to and otherwise use its best efforts to promptly and duly obtain stockholder approval to carry out such resolutions (and hold a special meeting of the stockholders no later than the 30th day after delivery of the proxy materials relating to such meeting) and (c) within 5 business Days of obtaining such stockholder authorization, file an appropriate amendment to the Company's Certificate of Incorporation to evidence such increase.

     3.6     Listing and Reservation of Underlying Shares.  (a)
The
Company shall (i) not later than the fifth Business Day following the Series B-1 Closing Date prepare and file with the NASDAQ (as well as any other national securities exchange or market or trading or quotation facility on which the Common Stock is then listed) an additional shares listing application covering and listing a number of shares of Common Stock which is at least equal to the number of shares required to be reserved pursuant to Section 2.1(d), (ii) take all steps necessary to cause the such shares to be approved for listing in the NASDAQ (as well as on any other national securities exchange or market or trading or quotation facility on which the Common Stock is then listed) as soon as possible thereafter, and
(iii) provide to the Purchasers evidence of such listing, and the Company shall maintain the listing of its Common Stock thereon.
In
the event the Company elects to use its best efforts to obtain Shareholder Approval for the issuance of Common Stock in excess of the Issuable Maximum pursuant to Section 5(a)(iii) of a Certificate of Designation for the Preferred Shares, the Company shall take the necessary actions on the date of the Shareholder Approval to list the number of Underlying Shares as equal to 200% of (1) the number of Underlying Shares then issuable upon conversion of the Preferred
Shares and (2) the number of shares of Common Stock issuable upon payment of dividends on the Preferred Shares assuming all dividends in respect of such Preferred Shares are paid in shares of Common Stock. In the event that the number of Underlying Shares as are issuable upon conversion in full of the then number of outstanding Preferred Shares and as payment or dividends thereon exceeds 85% of the number of Underlying Shares required to be listed on account thereof with NASDAQ (and other required exchanges) in accordance with the immediately preceding sentence, the Company shall take the necessary actions to immediately list a number of Underlying Shares as equal 200% of the number of Underlying Shares then issuable upon conversion of the outstanding Preferred Shares and as payment of dividends.

          (b) The Company shall reserve for issuance upon conversion of the Preferred Shares and for payment of dividends thereupon in shares of Common Stock such shares as required by
Section 2.1(d) in order to fulfill such conversion and dividend obligations, as set forth in Section 3.7(a). Shares of Common Stock reserved for issuance upon the conversion of the Preferred Shares as set forth in Section 2.1(d) shall be allocated pro rata to each of the Purchasers in accordance with the amount of Preferred Shares issued and delivered to such Purchaser at each Closing, as applicable.

     3.7 Notice of Breaches. (a) Each of the Company and each
Purchaser shall give prompt written notice to the other of any breach of any representation, warranty or other agreement contained in the Transactions Documents, as well as any events or occurrences arising after the date hereof and prior to the Series B-2 Closing Date which would reasonably be likely to cause any representation or warranty or other agreement of such party, as the case may be, contained therein to be incorrect or breached as of such Closing Date. However, no disclosure by either party pursuant to this Section shall be deemed to cure any breach of any representation, warranty or other agreement contained in any such Transaction Document.

          (b) Notwithstanding the generality of this Section, the Company shall promptly notify each Purchaser of any notice or claim (written or oral) that it receives from any lender of the Company to the effect that the consummation of the transactions contemplated hereby and by the Registration Rights Agreement violates or would violate any written agreement or understanding between such lender and the Company, and the Company shall promptly furnish by facsimile to the holders of the Preferred Shares a copy of any written statement in support of or relating to such claim or notice.

          (c) The default by any Purchaser of any of its obligations, representations or warranties under any Transaction Document shall not be imputed to, and shall have no effect upon, any other Purchaser or affect the Company's obligations under the Transaction Documents to any non-defaulting Purchaser.

     3.8 Purchaser Ownership of Common Stock. Each Purchaser agrees not to use its ability to convert Preferred Shares to the extent such conversion would result in such Purchaser beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.999% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of the Preferred Shares (and as payment of
dividends thereon in shares of Common Stock) held by such
Purchaser
after application of this Section. To the extent that the limitation contained in this Section applies, the determination of whether Preferred Shares are convertible (in relation to other securities owned by such Purchaser) and of which Preferred Shares are convertible shall be in the sole discretion of such Purchaser, and the submission of Preferred Shares for conversion shall be deemed to be such Purchaser's determination of whether such Preferred Shares are convertible (in relation to other securities owned by such Purchaser) and of which Preferred Shares are convertible, in each case subject to such aggregate percentage limitation, and the Company shall have no obligation to verify or
confirm the accuracy of such determination.   Nothing contained
herein shall be deemed to restrict the right of such Purchaser to convert Preferred Shares at such time as such conversion will not violate the provisions of this Section. The provisions of this Section will not apply to any conversion pursuant to Section 5(a)(ii) of the Certificates of Designation and may be irrevocably waived by any Purchaser with respect to itself upon not less than 75 days prior notice to the Company, and the provisions of this Section shall continue to apply until such 75th day (or later, if stated in the notice of waiver).

     3.9 Conversion Obligations of the Company. The Company covenants to convert the Preferred Shares and to deliver
Underlying
Shares in accordance with the terms and conditions and time period set forth in the Certificates of Designation.

     3.10     Right of First Refusal; Subsequent Registrations.
(a)
The Company shall not, directly or indirectly, without the prior written consent of the Purchasers, offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition) any of its or its Affiliates' equity or equity-equivalent securities or any instrument that permits the holder thereof to acquire Common Stock at any time over the life of the security or investment at a price that is less than the market price of the Common Stock at the time of issuance of such security or investment (a "Subsequent Placement") for a period of 180 days after any Closing Date, except
(i) the granting of options or warrants to employees, officers and directors, and the issuance of shares upon exercise of options granted, under any stock option plan heretofore or hereinafter duly adopted by the Company, (ii) shares issued upon exercise of any currently outstanding warrants and upon conversion of any currently outstanding convertible preferred stock in each case disclosed in
Schedule 2.1(c), and (iii) shares of Common Stock issued upon conversion of Preferred Shares or as payment of dividends thereon, unless (A) the Company delivers to each Purchaser a written notice (the "Subsequent Placement Notice") of its intention effect such Subsequent Placement, which Subsequent Placement Notice shall describe in reasonable detail the proposed terms of such Subsequent
Placement, the amount of proceeds intended to be raised thereunder, the Person with whom such Subsequent Placement shall be affected, and attached to which shall be a term sheet or similar document relating thereto and (B) no Purchaser shall have notified the Company by 5:00 p.m. (New York time) on the fifteenth (15th) Trading
Day after its receipt of the Subsequent Placement Notice of its willingness to provide (or to cause its sole designee to provide), subject to completion of mutually acceptable documentation, financing to the Company on substantially the terms set forth in the
Subsequent Placement Notice. If no Purchaser shall notify the Company of its intention to enter into such negotiations within such time period, the Company may effect the Subsequent Placement substantially upon the terms and to the Persons (or Affiliates of such Persons) set forth in the Subsequent Placement Notice; provided, that the Company shall provide each Purchaser with a second Subsequent Placement Notice, and the Purchasers shall again have the right of first refusal set forth above in this paragraph
(a), if the Subsequent Placement subject to the initial Subsequent Placement Notice shall not have been consummated for any reason on the terms set forth in such Subsequent Placement Notice within thirty (30) Trading Days after the date of the initial Subsequent Placement Notice with the Person (or an Affiliate of such Person) identified in the Subsequent Placement Notice. If the Purchasers shall indicate a willingness to provide financing in excess of the amount set forth in the Subsequent Placement Notice, then each Purchaser shall be entitled to provide financing pursuant to such Subsequent Placement Notice up to an amount equal to such Purchaser's pro rata portion of the Preferred Stock purchased by the
Purchasers under this Agreement at the Series B-1 Closing and the Series B-2 Closing.

          (b) Except Underlying Shares, shares permitted pursuant to Schedule 6(b) of the Registration Right Agreement to be registered in an Underlying Shares Registration Statement and other
"Registrable Securities" (as such term is defined in the Registration Rights Agreement) required to be registered in accordance with the Registration Rights Agreement, and other than Company securities to be registered for resale in connection with financings permitted pursuant to paragraph (a)(i) through (iii) of this Section, the Company shall not, without the prior written consent of the Purchasers, (i) issue or sell any of its or any of its Affiliates' equity or equity-equivalent securities pursuant to Regulation S promulgated under the Securities Act, or (ii) register for resale any securities of the Company for a period of not less than 90 Trading Days after the date that the Underlying Shares Registration Statement is declared effective by the Commission. Any days that any Purchaser is not permitted to sell Underlying Shares under a Underlying Shares Registration Statement, shall be added to such 90 Trading Day period for the purposes of (i) and (ii) above.

     3.11     Certain Securities Laws Disclosures; Publicity;
Press
Release. The Company shall timely file with the Commission a Form D promulgated under the Securities Act as required under Regulation
D promulgated under the Securities Act and provide a copy thereof to the Purchasers promptly after the filing thereof. The Company shall file with the Commission (i) a press release acceptable to the Purchasers disclosing the transactions contemplated hereby within three (3) Business Days after the Series B-1 Closing Date and (ii) a Report on Form 8-K or a Quarterly Report on Form 10-Q disclosing the transactions contemplated hereby and including the Transaction Documents as exhibits thereto within ten (10) Business Days after the Series B-1 Closing Date.

     3.12 Use of Proceeds. The Company shall use all of the net proceeds from the sale of the Preferred Shares for working capital purposes and not for the satisfaction of any portion of Company borrowings in excess of an aggregate of $8,000,000 or to redeem Company equity or equity-equivalent securities. Pending application of the proceeds of this placement in the manner permitted hereby, the Company will invest such proceeds in interest bearing accounts and/or short-term, investment grade interest bearing securities.

     3.13 Reimbursement. In the event that any Purchaser, other than by reason of its gross negligence or willful misconduct, becomes involved in any capacity in any action, proceeding or investigation brought by or against any Person, including stockholders of the Company, in connection with or as a result of the consummation of the transactions contemplated pursuant to the Transaction Documents, the Company will reimburse such Purchaser for its reasonable legal and other expenses (including the cost of any investigation and preparation) incurred in connection therewith. In addition, with respect to each Purchaser, other than with respect to any matter in which such Purchaser is a named party, the Company will pay such Purchaser the charges, as reasonably determined by such Purchaser, for the time of any officers or employees of such Purchaser devoted to appearing and preparing to appear as witnesses, assisting in preparation for hearings, trials or pretrial matters, or otherwise with respect to inquiries, hearings, trials, and other proceedings relating to the subject matter of this Agreement. The reimbursement obligations of the Company under this paragraph shall be in addition to any liability which the Company may otherwise have, shall extend upon the same terms and conditions to any affiliate of each Purchaser and partners, directors, agents, employees and controlling persons (if any) as the case may be, of each Purchaser and any such Affiliate, and shall be binding upon and inure to the benefit of any successors, assigns, heirs and personal representatives of the Company, each Purchaser and any such Affiliate and any such Person. The Company also agrees that no Purchaser or any such Affiliates, partners, directors, agents, employees or controlling persons shall have any liability to the Company or any person asserting claims on behalf of or in right of the Company in connection with or as a result of the consummation of the Transaction Documents except to the extent that any losses, claims, damages, liabilities or expenses incurred by the Company result from the gross negligence or willful misconduct of such Purchaser in connection with the transactions contemplated by this Agreement. The Purchasers shall not, without the prior written consent of the Company, effect any settlement of any action in respect of which the Company is a party.

     3.14 Conditions to Series B-2 Closing. Upon delivery of a
Series B-2 Notice to the Company, the Company shall ensure that the conditions precedent to the obligation of each Purchaser to acquire the Series B-2 Shares set forth in Sections 4.1(i), (ii), (viii),
(ix), (x), (xi), (xii), (xiii), (xiv) and (xv) hereof are satisfied in full and (ii) use its best efforts to ensure that the conditions precedent to the obligation of each Purchaser to acquire the Series
B-2 Shares set forth in Sections 4.1(iii), (iv), (v), (vi) and
(vii)
hereof are satisfied in full.


                      ARTICLE IV
                      CONDITIONS

          4.1 Conditions Precedent to the Obligation of each Purchaser to Purchase the Series B-1 Shares and the Series B-2 Shares. The obligation of each Purchaser to acquire and pay for the
Series B-1 Shares and the obligation of each Purchaser to acquire and pay for the Series B-2 Shares upon delivery of a Series B-2 Notice is subject to the satisfaction or waiver by the Purchasers, on or prior to the Series B-1 Closing Date or the Series B-2 Closing
Date, as the case may be, of each of the following conditions:

               (i) Accuracy of the Company's Representations and
Warranties. The representations and warranties of the Company contained herein shall be true and correct in all material respects as of the date hereof and on such Closing Date, except that representations and warranties made as of a specific date need only be true and correct as of such specified date;

               (ii) Performance by the Company. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the Transaction Documents to be performed, satisfied or complied with by the Company at or prior to the Series B-1 Closing or Series
B-2 Closing, as the case may be;

               (iii)     No Injunction.  No statute, rule,
regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court of governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by the Transaction Documents relating to the issuance or conversion of any of the Preferred Shares;

               (iv) Adverse Changes. Since the date of the financial statements included in the Company's Quarterly Report on Form 10-Q or Annual Report on Form 10-K, whichever is more recent, last filed prior to the date of this Agreement, no event which had a Material Adverse Effect and no material adverse change in the condition (financial or otherwise) or prospects of the Company shall have occurred which is not disclosed in the Disclosure Materials (for purposes hereof, changes in the market price of the Common Stock may be considered in determining whether there has occurred an event which has had a Material Adverse Effect or whether a material adverse change has occurred);

               (v) Litigation. No material litigation shall have been instituted or threatened against the Company;

               (vi) Listing of Common Stock. The Common Stock shall be listed for trading on the NASDAQ;

               (vii)     No Suspensions of Trading in Common
Stock.
The trading in the Common Stock shall not have been suspended by the
Commission or on the NASDAQ (except for any suspension of trading of limited duration solely to permit dissemination of material information regarding the Company);

               (viii) Legal Opinion. The Company shall have delivered to such Purchaser the opinion of the Company's outside counsel, in substantially the form of Exhibit B attached hereto, dated the Series B-1 Closing Date or Series B-2 Closing Date, as the case may be;

               (ix)     Required Approvals.  All Required
Approvals
required to have been obtained on or prior to the Series B-1
Closing
Date or the Series B-2 Closing, as the case may be, shall have been obtained;

               (x) Shares of Common Stock. The Company shall have duly reserved the number of Underlying Shares required by the Transaction Documents to be reserved for issuance upon conversion of all the Preferred Shares and payment of dividends thereon;

               (xi) Delivery of Stock Certificates. The Company shall have delivered to such Purchaser or such Purchaser's designee the stock certificate(s) representing, in the case of the Series B-1
Closing, the Series B-1 Shares, registered in the name of such Purchasers or its designee, each in form satisfactory to such Purchaser, and in the case of the Series B-2 Closing, the Series B-2 Shares, registered in the name of such Purchasers or its designee, each in form satisfactory to such Purchaser;

               (xii)     Registration Rights Agreement.  The
Company
shall have executed and delivered the Registration Rights
Agreement;

               (xiii)     Certificates of Designation.  The
applicable Certificate of Designation shall have been duly filed with the Secretary of State of Delaware, and the Company shall have delivered a copy thereof to each Purchaser, certified or filed by the office of the Secretary of State of Delaware;

               (xiv)  Transfer Agent Instructions.  The
Irrevocable
Transfer Agent Instructions, in the form of Exhibit D attached hereto, shall have been delivered to and acknowledged in writing by the Company's transfer agent; and

               (xv) Officer's Certificate. The Company shall have delivered to each Purchaser an Officer's Certificate dated the
Series B-1 Closing Date or the Series B-2 Closing Date, as the case may be, and signed by an executive officer of the Company confirming the accuracy of the Company's representations, warranties and covenants as of the Series B-1 Closing Date or as of the Series B-2
Closing Date, as the case may be, and confirming the compliance by the Company with the conditions precedent set forth in this Section
4.1 as of the Series B-1 Closing Date or as of the Series B-2 Closing Date, as the case may be.


     ARTICLE IV
     MISCELLANEOUS

          5.1 Fees and Expenses. At the Series B-2 Closing, the
Company shall pay to Robinson Silverman $5,000. Except as set forth in the immediately preceding sentence and as set forth in the Registration Rights Agreement, each party shall pay the fees and expenses of its advisers, counsel, accountants and other experts, if any, and all other expenses incurred by such party incident to the negotiation, preparation, execution, delivery and performance of this Agreement. The Company shall pay all stamp and other taxes and duties levied in connection with the issuance of the Preferred Shares pursuant hereto.

          5.2 Entire Agreement; Amendments. This Agreement, together with the Exhibits and Schedules hereto, the Registration Rights Agreement and the Certificates of Designation contain the entire understanding of the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings, oral or written, with respect to such matters.

          5.3 Notices. Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this Section prior to 8:00 p.m. (New York time) on a Business Day, (ii) the Business Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in the Purchase Agreement later than 8:00 p.m. (New York time) on any date and earlier than 11:59 p.m. (New York time) on such date, (iii)
the
Business Day following the date of mailing, if sent by nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given to each Purchaser at its address set forth under its name on Schedule 1 attached hereto or such other address as may be designated in writing hereafter, in the same manner, by such Person. Copies of notices to any Purchaser shall be sent to Robinson Silverman Pearce
Aronsohn & Berman LLP, 1290 Avenue of the Americas, New York, NY 10104, Attn: Kenneth L. Henderson, Esq., fax: (212) 541-4630 and copies of all notices to the Company shall be sent to Dinsmore & Shohl, 1900 Chemed Center, 255 East 55th Street, Cincinnati, Ohio 45202 Attn: Charles F. Hertlein, Jr. , Esq., fax: (513) 977-8141
 .

          5.4 Amendments; Waivers. No provision of this Agreement may be waived or amended except in a written instrument signed, in the case of an amendment, by both the Company and the Purchasers; or, in the case of a waiver, by the party against whom enforcement of any such waiver is sought. No waiver of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any other provision, condition or requirement hereof, nor shall any delay or omission of either party to exercise any right hereunder in any manner impair the exercise of any such right accruing to it thereafter. Notwithstanding the foregoing, no such amendment shall be effective to the extent that it applies to less than all of the holders of the Preferred Shares outstanding.

          5.5     Headings.  The headings herein are for
convenience
only, do not constitute a part of this Agreement and shall not be deemed to limit or affect any of the provisions hereof.

          5.6 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties and their successors and permitted assigns. The Company may not assign this Agreement or any rights or obligations hereunder without the prior written consent of each of the Purchasers. Except as set forth in
Section 3.1(a), each Purchaser may assign this Agreement or any rights or obligations hereunder without the consent of the Company.
This provision shall not limit each Purchaser's right to transfer securities or transfer or assign rights hereunder or under the Registration Rights Agreement.

          5.7 No Third-Party Beneficiaries. This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns and is not for the benefit of, nor may any provision hereof be enforced by, any other Person.

          5.8 Governing Law; Submission to Jurisdiction. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of law. Each party hereby irrevocably submits to the non-exclusive jurisdiction of any New York state or federal court sitting in the City of New York, Borough of Manhattan (collectively, the "Courts") in respect of any action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding), whether commenced or threatened, arising out of or relating to this Agreement, and irrevocably accepts for itself and in respect of its property, generally and unconditionally, jurisdiction of the Courts. The Company irrevocably waives to the fullest extent it may effectively do so under applicable law any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in any Court and any claim that any such Proceeding brought in any Court has been brought in an inconvenient forum. Nothing herein shall affect the right of any
Holder. Each party hereby irrevocably waives personal service of process and consents to process being served in any such suit, action or proceeding by receiving a copy thereof sent to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law.

          5.9 Survival. The representations, warranties, agreements and covenants contained herein shall survive each Closing and the delivery and conversion of the Preferred Shares.

          5.10 Execution. This Agreement may be executed in two or more counterparts, all of which when taken together shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party, it being understood that both parties need not sign the same counterpart. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid and binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature page were an original thereof.

          5.11 Publicity. The Company and each Purchaser shall consult with each other in issuing any press releases or otherwise making public statements with respect to the transactions contemplated hereby and no party shall issue any such press release or otherwise make any such public statement without the prior written consent of the others, which consent shall not be unreasonably withheld or delayed, except that no prior consent shall be required if such disclosure is required by law, in which such case the disclosing party shall provide the other party with prior notice of such public statement. The Company shall not publicly or otherwise disclose the name of any of the Purchasers without each such Purchaser's prior written consent.

          5.12 Severability. In case any one or more of the provisions of this Agreement shall be invalid or unenforceable in any respect, the validity and enforceability of the remaining terms and provisions of this Agreement shall not in any way be affecting or impaired thereby and the parties will attempt to agree upon a valid and enforceable provision which shall be a reasonable substitute therefor, and upon so agreeing, shall incorporate such substitute provision in this Agreement.

          5.13 Remedies. In addition to being entitled to exercise all rights provided herein or granted by law, including recovery of damages, the Purchasers will be entitled to specific performance of the obligations of the Company under the Transaction
Documents. Each of the Company and the Purchasers (severally and not jointly) agree that monetary damages may not be adequate compensation for any loss incurred by reason of any breach of its obligations described in the foregoing sentence and hereby agrees to waive in any action for specific performance of any such obligation the defense that a remedy at law would be adequate.

          5.14 Independent Nature of Purchasers' Obligations and
Rights. The obligations of each Purchaser hereunder is several and not joint with the obligations of the other Purchasers hereunder, and no Purchaser shall be responsible in any way for the performance of the obligations of any other Purchaser hereunder. Nothing contained herein or in any other agreement or document delivered at any Closing, and no action taken by any Purchaser pursuant hereto or thereto, shall be deemed to constitute the Purchasers as a partnership, an association, a joint venture or any other kind of entity, or create a presumption that the Purchasers are in any way acting in concert with respect to such obligations or the transactions contemplated by this Agreement. Each Purchaser shall be entitled to protect and enforce its rights, including without limitation the rights arising out of this Agreement or out of the other Transaction Documents, and it shall not be necessary for any other Purchaser to be joined as an additional party in any proceeding for such purpose.

     [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
     SIGNATURE PAGE FOLLOWS]

          IN WITNESS WHEREOF, the parties hereto have caused this Convertible Preferred Stock Purchase Agreement to be duly executed by their respective authorized signatories as of the date first indicated above.

                         LCA - VISION INC.


                         By:_____________________________________
                              Name:
                              Title:


                         BROWN SIMPSON STRATEGIC GROWTH
                          FUND, L.P.

                         By:_____________________________________
                              Name:
                              Title:


                         BROWN SIMPSON STRATEGIC GROWTH
                          FUND, LTD.


                         By:______________________________________
                              Name:
                              Title:


                         SOUTHBROOK INTERNATIONAL
                          INVESTMENTS, LTD.

                         By:______________________________________
                              Name:
                              Title:


                         PROPRIETARY CONVERTIBLE
                          INVESTMENT GROUP, INC.


                         By:______________________________________
                              Name:
                              Title:
                         WESTOVER INVESTMENTS, LP


                         By:______________________________________
                              Name:
                              Title:


                         MONTROSE INVESTMENTS LTD.



                         By:______________________________________
                              Name:
                              Title:













    CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT

                       Between

                   LCA-VISION INC.

                         and

      BROWN SIMPSON STRATEGIC GROWTH FUND, L.P.,

      BROWN SIMPSON STRATEGIC GROWTH FUND, LTD.,

     SOUTHBROOK INTERNATIONAL INVESTMENTS, LTD.,

   PROPRIETARY CONVERTIBLE INVESTMENT GROUP, INC.,

               WESTOVER INVESTMENTS, LP

                         and

              MONTROSE INVESTMENTS, LTD.


               Dated as of May 8, 1998

     Schedule 1

Company:

LCA-Vision Inc.
7840 Montgomery Road
Cincinnati, Ohio 45236
Facsimile: (513) 792-5620
Attn: Steven N. Joffe, M.D.


Purchasers:                                   Number of Series B-1
Shares

Brown Simpson Strategic Growth Fund, L.P.                     250
c/o Brown Simpson Asset Management, LLC
Carnegie Hall Tower
4th Floor
152 West 57th Street
New York, NY 10019
Facsimile: (212)247-1329
Attn: Paul Gustus

Brown Simpson Strategic Growth Fund, Ltd.                     750
c/o Brown Simpson Asset Management, LLC
Carnegie Hall Tower
4th Floor
152 West 57th Street
New York, NY 10019
Facsimile: (212)247-1329
Attn: Paul Gustus

Southbrook International Investments, Ltd.                  3,000
c/o Trippoak Advisors, Inc.
630 Fifth Avenue
Suite 2000
New York, NY 10111
Facsimile: (212)332-3256
Attn: Robert L.  Miller

Proprietary Convertible Investment Group, Inc.              3,500
c/o CS First Boston
11 Madison Avenue
New York, NY 10010-3629
Facsimile: (212)325-6519
Attn: Al Weine

                                                  Schedule 1
                                                  Continued




Purchasers:                                   Number of Series B-1
Shares

Westover Investments, LP                                      825
777 Main Street
Suite 2750
Fort Worth, TX 76102
Facsimile:(214) 758-1221
Attn: Will Rose

Montrose Investments  Ltd.                                  1,675
777 Main Street
Suite 2750
Fort Worth, TX 76102
Facsimile:(214) 758-1221
Attn: Will Rose
                                                      EXHIBIT C

                 REGISTRATION RIGHTS AGREEMENT

          This Registration Rights Agreement (this "Agreement") is made and entered into as of May 8, 1998, by and among LCA-Vision Inc., a Delaware corporation (the "Company"), and Brown Simpson Strategic Growth Fund, L.P., a New York limited partnership ("Brown Simpson LP"), Brown Simpson Strategic Growth Fund, Ltd., a Cayman Islands exempt company ("Brown Simpson Limited"), Southbrook International Investments, Ltd., a corporation organized and existing under the laws of the British Virgin Islands ("Southbrook"), Proprietary Convertible Investment Group, Inc., a Delaware corporation ("Proprietary"), Westover Investments, LP, a Delaware limited partnership ("Westover") and Montrose Investments Ltd., a Cayman Island exempt limited partnership ("Montrose"). Brown Simpson LP, Brown Simpson Limited, Southbrook, Proprietary, Westover and Montrose are each referred to herein as a "Purchaser" and are collectively referred to herein as the "Purchasers."

          This Agreement is made pursuant to the Convertible
Preferred Stock Purchase Agreement, dated as of the date hereof among the Company and the Purchasers (the "Purchase Agreement").

          The Company and the Purchasers hereby agree as follows:

     1.     Definitions

          Capitalized terms used and not otherwise defined herein and defined in the Purchase Agreement shall have the meanings given such terms in the Purchase Agreement. As used in this Agreement, the following terms shall have the following meanings:

          "Advice" shall have meaning set forth in Section 3(o).

          "Affiliate" means, with respect to any Person, any other Person that directly or indirectly controls or is controlled by or under common control with such Person. For the purposes of this definition, "control," when used with respect to any Person, means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms of "affiliated," "controlling" and "controlled" have meanings correlative to the foregoing.

          "Business Day" means any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the state of New York generally are authorized or required by law or other government actions to close.

          "Commission" means the Securities and Exchange
Commission.

          "Common Stock" means the Company's Common Stock, $.001 par value.

          "Company Election" shall have the meaning set forth in the Certificate(s) of Designation for the Preferred Stock.

          "Effectiveness Date" means (i) with respect to the Registration Statement to be filed with respect to the Series B-1 Shares, the earlier of (a) the 90th day following the Series B-1 Closing Date and (b) five days following the receipt by the Company of a notice (oral or written) from the Commission that the Registration Statement filed with respect to the Series B-1 Shares will not be subject, or is no longer subject, to review, and (ii) with respect to the Registration Statement to be filed with respect to the Series B-2 Shares, the earlier of (a) the 90th day following the Series B-2 Closing Date and (b) five days following the receipt by the Company of a notice (oral or written) from the Commission that the Registration Statement filed with respect to the Series B-2 Shares will not be subject to, or is no longer subject to, review.

          "Effectiveness Period" shall have the meaning set forth in Section 2(a).

          "Exchange Act" means the Securities Exchange Act of
1934, as amended.

          "Filing Date" means (i) with respect to the shares of Common Stock issuable upon conversion of, and as payment of dividends in respect of, the Series B-1 Shares, the 30th day following the Series B-1 Closing Date (ii) with respect to the shares of Common Stock issuable upon conversion, and as payment of dividends in respect of, of the Series B-2 Shares, the 30th day following the Series B-2 Closing Date.

          "Holder" or "Holders" means the holder or holders, as the case may be, from time to time of Registrable Securities.

          "Indemnified Party" shall have the meaning set forth in
Section 5(c).

          "Indemnifying Party" shall have the meaning set forth in
Section 5(c).

          "Issuable Maximum" shall have the meaning set forth in the Purchase Agreement.

          "Losses" shall have the meaning set forth in Section
5(a).

          "Person" means an individual or a corporation, partnership, trust, incorporated or unincorporated association, joint venture, limited liability company, joint stock company, government (or an agency or political subdivision thereof) or other entity of any kind.

          "Preferred Stock" means collectively, the Series B-1
Shares and Series B-2 Shares.

          "Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding, such as a deposition), whether commenced or threatened.

          "Prospectus" means the prospectus included in the Registration Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference in such Prospectus.

          "Registrable Securities" means (a) with respect to the Registration Statement to be filed after the Series B-1 Closing, the shares of Common Stock issuable upon (i) conversion in full of the Series B-1 Shares and (ii) payment of dividends in respect of the Series B-1 Shares, assuming all dividends in respect of the Series B-1 Shares are paid in shares of Common Stock, and (b) with respect to the Registration Statement to be filed after the Series B-2 Closing, the shares of Common Stock issuable upon (i) conversion in full of the Series B-2 Shares and (ii) payment of dividends in respect of the Series B-2 Shares, assuming all dividends in respect of the Series B-2 Shares are paid in shares of Common Stock; provided, however that in order to account for the fact that the number of shares of Common Stock that are issuable upon conversion of shares of Preferred Stock is determined in part upon the market price of the Common Stock at the time of conversion, Registrable Securities with respect to the Registration Statement to be filed after the Series B-1 Closing shall include (but not be limited to) a minimum of 7,360,000 shares of Common Stock. Such registered shares of Common Stock shall be allocated among the Holders pro-rata based on the total number of Registrable Securities issued or issuable as of each date that a Registration Statement, as amended, relating to the resale of the Registrable Securities, is declared effective by the Commission. Notwithstanding anything herein contained to the contrary, if, pursuant to Section 5(a)(iii) of the Certificate of Designation for the Preferred Stock, the Company is obligated to make a Company Election and the Company elects to use its best efforts to obtain Shareholder Approval for the issuance of shares of Common Stock in excess of the Issuable Maximum, the term "Registrable Securities" shall be deemed to include (but not limited to) a number of shares of Common Stock equal to no less than the sum of (1) 200% times the maximum number of shares of Common Stock into which the outstanding shares of the applicable series of Preferred Stock are convertible, assuming such conversion occurred on the date that the Company Election is delivered to each Holder, and (2) the number of shares of Common Stock issuable upon payment of dividends on such Preferred Stock assuming all dividends in respect of such shares of Preferred Stock are paid in shares of Common Stock (the "200% Amount"); provided, however, that if the actual number of shares of Common Stock into which the outstanding shares of Preferred Stock are convertible exceeds the 200% Amount, the term "Registrable Securities" shall be deemed to include (but not limited to) such additional shares of Common Stock. The Company shall be required to file additional Registration Statements to the extent the Company is obligated to make a Company Election and the Company elects to use its best efforts to obtain Shareholder Approval as referred to in the preceding sentence, and the Company shall use its best efforts to cause such additional Registration Statements to be declared effective no later than the 90th day after the Company Election. If on any date after the Company Election to obtain Shareholder Approval, the number of shares of Common Stock that should have been registered in accordance with the immediately preceding sentence is less than 185% of the number of shares of Common Stock into which the outstanding Preferred Stock is convertible on such date, then each Holder shall have the right, on notice to the Company, to require the Company to file one or more additional registration statements covering such additional number of shares as the Holders may reasonably request (but in any event not less than 200% of the number of shares of Common Stock into which the outstanding Preferred Stock is convertible on such date) so as to ensure that a sufficient number of shares are at all time registered. The Company shall file such registration statement within fifteen (15) Business Days after such notice.

          "Registration Statement" means the registration statements and any additional registration statements contemplated by Section 2(a), including (in each case) the Prospectus, amendments and supplements to such registration statement or Prospectus, including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference in such registration statement.

          "Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

          "Rule 158" means Rule 158 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

          "Rule 415" means Rule 415 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

          "Securities Act" means the Securities Act of 1933, as amended.

          "Series B-1 Closing Date" shall have the meaning set forth in the Purchase Agreement.

          "Series B-2 Closing Date" shall have the meaning set forth in the Purchase Agreement.

          "Series B-1 Shares" shall have the meaning set forth in the Purchase Agreement.

          "Series B-2 Shares" shall have the meaning set forth in the Purchase Agreement.

          "Shareholder Approval" shall have the meaning set forth in the Purchase Agreement.

          "Special Counsel" means one special counsel to the Holders, for which the Holders will be reimbursed by the Company pursuant to Section 4.

          "Underwritten Registration or Underwritten Offering" means a registration in connection with which securities of the Company are sold to an underwriter for reoffering to the public pursuant to an effective registration statement.

     2.     Shelf Registration

          (a) On or prior to each applicable Filing Date, the Company shall prepare and file with the Commission a "Shelf" Registration Statement covering all Registrable Securities for an offering to be made on a continuous basis pursuant to Rule 415. The Registration Statement shall be on Form S-3 (except if otherwise directed by the Holders of a majority in interest of the applicable Registrable Securities in accordance herewith or if the Company is not then eligible to register for resale the Registrable Securities on Form S-3, in which case such registration shall be on another appropriate form in accordance herewith). The Registration Statement shall state, to the extent permitted by Rule 416 under the Securities Act, that it also covers such indeterminate number of shares of Common Stock as may be required to effect conversion of the Preferred Stock to prevent dilution resulting from stock splits, stock dividends or similar events, or by reason of changes in the Conversion Price in accordance with the terms of the Certificate(s) of Designation. The Company shall (i) not permit any securities other than the Registrable Securities and those securities listed in Schedule 2.1(u) of the Purchase Agreement to be included in the Registration Statement and (ii) use its commercially reasonable efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event prior to the Effectiveness Date, and to keep such Registration Statement continuously effec-tive under the Securities Act until the date which is two years after the date that such Registration Statement is declared effective by the Commission or such earlier date when all Registrable Securities covered by such Registration Statement have been sold or may be sold without volume restrictions pursuant to Rule 144 as determined by the counsel to the Company pursuant to a written opinion letter, addressed to the Company's transfer agent to such effect (the "Effectiveness Period"). If an additional Registration Statement is required to be filed because the actual number of shares of Common Stock into which the Preferred Stock is convertible plus shares issuable upon payment of dividends and exercise of the Warrants exceeds the number of shares of Common Stock initially registered in respect of any particular series of Preferred Stock based upon the computation on a particular Closing Date, the Company shall, as promptly as reasonably possible, but no later than 20 Business Days thereafter, file such additional Registration Statement, and the Company shall use its best efforts to cause such additional Registration Statement to be declared effective by the Commission as soon as possible.

          (b) If the Holders of a majority of the Registrable Securities so elect, an offering of Registrable Securities pur-suant to the Registration Statement may be effected on no more than two occasions in the form of an Underwritten Offering. In such event, and, if the managing underwriters advise the Company and such Holders in writing that in their opinion the amount of Registrable Securities proposed to be sold in such Underwritten Offering exceeds the amount of Registrable Securities which can be sold in such Underwritten Offering, there shall be included in such Underwritten Offering the amount of such Registrable Securities which in the opinion of such managing underwriters can be sold, and such amount shall be allocated pro rata among the Holders proposing to sell Registrable Securities in such Underwritten Offering.

          (c) If any of the Registrable Securities are to be sold in an Underwritten Offering, the investment banker in interest that will administer the offering will be selected by the Holders of a majority of the Registrable Securities included in such offering provided that the Company shall consent to the inclusion of such investment banker, which consent shall not be unreasonably withheld. No Holder may participate in any Underwritten Offering hereunder unless such Holder (i) agrees to sell its Registrable Securities on the basis provided in any underwriting agreements approved by the Persons entitled hereunder to approve such arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such arrangements.

     3.     Registration Procedures

          In connection with the Company's registration obliga-tions hereunder, the Company shall:

          (a) Prepare and file with the Commission on or prior to each applicable Filing Date, a Registration Statement on Form S-3 (or if the Company is not then eligible to register for resale the Registrable Securities on Form S-3 such registration shall be on another appropriate form in accordance herewith, or, in connection with an Underwritten Offering hereunder, such other form agreed to by the Company and by a majority-in-interest of Holders of Registrable Securities) in accordance with the method or methods of distribution thereof as specified by the Holders (except if otherwise directed by the Holders), and cause the Registration Statement to become effective and remain effective as provided herein; provided, however, that not less than five (5) Business Days prior to the filing of the Registration Statement or any related Prospectus or any amendment or supplement thereto (including any document that would be incorporated therein by reference), the Company shall, if reasonably practicable, (i) furnish to the Holders, their Special Counsel and any managing underwriters, copies of all such documents proposed to be filed, which documents (other than those incorporated by reference) will be subject to the review of such Holders, their Special Counsel and such managing underwriters, and (ii) cause its officers and directors, counsel and independent certified public accountants to respond to such inquiries as shall be necessary, in the reasonable opinion of respective counsel to such Holders and such underwriters, to conduct a reasonable investigation within the meaning of the Securities Act. The Company shall not file the Registration Statement or any such Prospectus or any amendments or supplements thereto to which the Holders of a majority of the Registrable Securities, their Special Counsel, or any managing underwriters, shall reasonably object in writing within three (3) Business Days of their receipt thereof. In connection with the Company's preparation of the Registration Statement hereunder the Purchasers shall, at the Company's request, furnish the Company with information regarding the Purchasers' beneficial ownership of securities of the Company.

          (b) (i) Prepare and file with the Commission such amendments, including post-effective amendments, to the Registration Statement as may be necessary to keep the Registration Statement continuously effective as to the applicable Registrable Securities for the Effectiveness Period and prepare and file with the Commission such additional Registration Statements in order to register for resale under the Securities Act all of the Registrable Securities; (ii) cause the related Prospectus to be amended or supplemented by any required Pro-spectus supplement, and as so supplemented or amended to be filed pursuant to Rule 424 (or any similar provisions then in force) promulgated under the Securities Act; (iii) respond as promptly as reasonably possible to any comments received from the Commission with respect to the Registration Statement or any amendment thereto and as promptly as reasonably possible provide the Holders true and complete copies of all correspondence from and to the Commission relating to the Registration Statement; and (iv) comply in all material respects with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Securities covered by the Registration Statement during the applicable period in accordance with the intended methods of disposition by the Holders thereof set forth in the Registration Statement as so amended or in such Prospectus as so supplemented.

          (c) Notify the Holders of Registrable Securities to be sold, their Special Counsel and any managing underwriters as promptly as reasonably possible (and, in the case of (i)(A) below, not less than five (5) days prior to such filing) and (if requested by any such Person) confirm such notice in writing no later than one (1) Business Day following the day (i)(A) when a Prospectus or any Prospectus supplement or post-effective amendment to the Registration Statement is proposed to be filed;
(B) when the Commission notifies the Company whether there will be a "review" of such Registration Statement and whenever the Commission comments in writing on such Registration Statement and
(C) with respect to the Registration Statement or any post-effective amendment, when the same has become effective; (ii) of any request by the Commission or any other Federal or state governmental authority for amendments or supplements to the Registration Statement or Prospectus or for additional information; (iii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement covering any or all of the Registrable Securities or the initiation of any Proceedings for that purpose; (iv) if at any time any of the representations and warranties of the Company contained in any agreement (including any underwriting agreement) contemplated hereby ceases to be true and correct in all material respects; (v) of the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction, or the initiation or threatening of any Proceeding for such purpose; and (vi) of the occurrence of any event that makes any statement made in the Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires any revisions to the Registration Statement, Pro-spectus or other documents so that, in the case of the Registration Statement or the Prospectus, as the case may be, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

          (d) Use its best efforts to avoid the issuance of, or, if issued, obtain the withdrawal of (i) any order suspending the effectiveness of the Registration Statement or (ii) any suspension of the qualification (or exemption from qualification) of any of the Registrable Securities for sale in any jurisdiction, at the earliest practicable moment.

          (e) If requested by any managing underwriter or the Holders of a majority in interest of the Registrable Securities to be sold in connection with an Underwritten Offering, (i) promptly incorporate in a Prospectus supplement or post-effective amendment to the Registration Statement such information as the Company reasonably agrees should be included therein and (ii) make all required filings of such Prospectus supplement or such post-- effective amendment as soon as practicable after the Company has received notification of the matters to be incorporated in such Prospectus supplement or post-effective amendment; provided, however, that the Company shall not be required to take any action pursuant to this Section 3(e) that would, in the opinion of counsel for the Company, violate applicable law or be materially detrimental to the business prospects of the Company.

          (f) Furnish to each Holder, their Special Counsel and any managing underwriters, without charge, at least one conformed copy of each Registration Statement and each amendment thereto, including financial statements and schedules, all documents incorporated or deemed to be incorporated therein by reference, and all exhibits to the extent requested by such Person (including those previously furnished or incorporated by reference) promptly after the filing of such documents with the Commission.

          (g) Promptly deliver to each Holder, their Special Counsel, and any underwriters, without charge, as many copies of the Prospectus or Prospectuses (including each form of prospectus) and each amendment or supplement thereto as such Persons may reasonably request; and the Company hereby consents to the use of such Prospectus and each amendment or supplement thereto by each of the selling Holders and any underwriters in connection with the offering and sale of the Registrable Securities covered by such Prospectus and any amendment or supplement thereto.

          (h) Prior to any public offering of Registrable Securities, use its best efforts to register or qualify or cooperate with the selling Holders, any underwriters and their Special Counsel in connection with the registration or qualification (or exemption from such registration or qualification) of such Registrable Securities for offer and sale under the securities or Blue Sky laws of such jurisdictions within the United States as any Holder or underwriter requests in writing, to keep each such registration or qualification (or exemption therefrom) effective during the Effectiveness Period and to do any and all other acts or things necessary or advisable to enable the disposition in such jurisdictions of the Registrable Securities covered by a Registration Statement; provided, however, that the Company shall not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action that would subject it to general service of process in any such jurisdiction where it is not then so subject or subject the Company to any material tax in any such jurisdiction where it is not then so subject.

          (i) Cooperate with the Holders and any managing underwriters to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be delivered to a transferee pursuant to a Registration Statement, which certificates shall be free, to the extent permitted by applicable law, of all restrictive legends, and to enable such Registrable Securities to be in such denominations and registered in such names as any such managing underwriters or Holders may request at least two Business Days prior to any sale of Registrable Securities.

          (j) Upon the occurrence of any event contemplated by Section (c)(vi), as promptly as reasonably possible, prepare a supplement or amendment, including a post-effective amendment, to the Registration Statement or a supplement to the related Prospec-tus or any document incorporated or deemed to be incorporated therein by reference, and file any other required document so that, as thereafter delivered, neither the Registration Statement nor such Prospectus will contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

          (k) Use its best efforts to cause all Registrable Securities relating to such Registration Statement to be listed on the NASDAQ SmallCap Market (the "NASDAQ") and any other securities exchange, quotation system, market or over-the-counter bulletin board, if any, on which similar securities issued by the Company are then listed as and when required pursuant to the Purchase Agreement.

          (l) Enter into such agreements (including an under-writing agreement in form, scope and substance as is customary in Underwritten Offerings) and take all such other actions in connection therewith (including those reasonably requested by any managing underwriters and the Holders of a majority of the Registrable Securities being sold) in order to expedite or facilitate the disposition of such Registrable Securities, and whether or not an underwriting agreement is entered into, (i) make such representations and warranties to such Holders and such underwriters as are customarily made by issuers to underwriters in underwritten public offerings, and confirm the same if and when requested; (ii) in the case of an Underwritten Offering obtain and deliver copies thereof to the managing underwriters, if any, of opinions of counsel to the Company and updates thereof addressed to each such underwriter, in form, scope and substance reasonably satisfactory to any such managing underwriters and Special Counsel to the selling Holders covering the matters customarily covered in opinions requested in Underwritten Offerings and such other matters as may be reasonably requested by such Special Counsel and underwriters; (iii) immediately prior to the effectiveness of the Registration Statement, and, in the case of an Underwritten Offering, at the time of delivery of any Registrable Securities sold pursuant thereto, use its best reasonable efforts to obtain and deliver copies to the Holders and the managing underwriters, if any, of "cold comfort" letters and updates thereof from the independent certified public accountants of the Company (and, if necessary, any other independent certified public accountants of any subsidiary of the Company or of any business acquired by the Company for which financial statements and financial data is, or is required to be, included in the Registration Statement), addressed to the Company in form and substance as are customary in connection with Underwritten Offerings; (iv) if an underwriting agreement is entered into, the same shall contain indemnification provisions and procedures no less favorable to the selling Holders and the underwriters, if any, than those set forth in Section 6 (or such other provisions and procedures acceptable to the managing underwriters, if any, and holders of a majority of Registrable Securities participating in such Underwritten Offering); and (v) deliver such documents and certificates as may be reasonably requested by the Holders of a majority of the Registrable Securities being sold, their Special Counsel and any managing underwriters to evidence the continued validity of the representations and warranties made pursuant to clause 3(l)(i) above and to evidence compliance with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company.

          (m) Make available for inspection by the selling Holders, any representative of such Holders, any underwriter participating in any disposition of Registrable Securities, and any attorney or accountant retained by such selling Holders or underwriters, at the offices where normally kept, during reasonable business hours, all financial and other records, pertinent corporate documents and properties of the Company and its subsidiaries, and cause the officers, directors, agents and employees of the Company and its subsidiaries to supply all information in each case reasonably requested by any such Holder, representative, underwriter, attorney or accountant in connection with the Registration Statement; provided, however, that any information that is determined in good faith by the Company in writing to be of a confidential nature at the time of delivery of such information shall be kept confidential by such Persons, unless (i) disclosure of such information is required by court or administrative order or is necessary to respond to inquiries of regulatory authorities; (ii) disclosure of such information, in the opinion of counsel to such Person, is required by law; (iii) such information becomes generally available to the public other than as a result of a disclosure or failure to safeguard by such Person; or (iv) such information becomes available to such Person from a source other than the Company and such source is not known by such Person to be bound by a confidentiality agreement with the Company.

          (n) Comply with all applicable rules and regulations of the Commission.

          (o) The Company may require each selling Holder to furnish to the Company information regarding such Holder and the distribution of such Registrable Securities as is required by law to be disclosed in the Registration Statement, and the Company may exclude from such registration the Registrable Securities of any such Holder who unreasonably fails to furnish such information within a reasonable time after receiving such request.

          If the Registration Statement refers to any Holder by name or otherwise as the holder of any securities of the Company, then such Holder shall have the right to require (if such reference to such Holder by name or otherwise is not required by the Securities Act or any similar Federal statute then in force) the deletion of the reference to such Holder in any amendment or supplement to the Registration Statement filed or prepared subsequent to the time that such reference ceases to be required.

          Each Holder covenants and agrees that (i) it will not sell any Registrable Securities under the Registration Statement until it has received copies of the Prospectus as then amended or supplemented as contemplated in Section 3(g) and notice from the Company that such Registration Statement and any post-effective amendments thereto have become effective as contemplated by
Section 3(c) and (ii) it and its officers, directors or Affiliates, if any, will comply with the prospectus delivery requirements of the Securities Act as applicable to it in connection with sales of Registrable Securities pursuant to the Registration Statement.

          Each Holder agrees by its acquisition of such Registrable Securities that, upon receipt of a notice from the Company of the occurrence of any event of the kind described in
Section 3(c)(ii), 3(c)(iii), 3(c)(iv), 3(c)(v) or 3(c)(vi), such
Holder will forthwith discontinue disposition of such Registrable Securities under the Registration Statement until such Holder's receipt of the copies of the supplemented Prospectus and/or amended Registration Statement contemplated by Section 3(j), or until it is advised in writing (the "Advice") by the Company that the use of the applicable Prospectus may be resumed, and, in either case, has received copies of any additional or supplemental filings that are incorporated or deemed to be incorporated by reference in such Prospectus or Registration Statement.

     4.     Registration Expenses

          (a) All fees and expenses incident to the perfor-mance of or compliance with this Agreement by the Company, except as and to the extent specified in Section 4(b), shall be borne by the Company whether or not pursuant to an Underwritten Offering and whether or not the Registration Statement is filed or becomes effective and whether or not any Registrable Securities are sold pursuant to the Registration Statement. The fees and expenses referred to in the foregoing sentence shall include, without limitation, (i) all registration and filing fees (including, without limitation, fees and expenses (A) with respect to filings required to be made with the NASDAQ or each other securities exchange or market on which Registrable Securities are required hereunder to be listed and (B) in compliance with state securities or Blue Sky laws (including, without limitation, fees and disbursements of counsel for the Holders in connection with Blue Sky qualifications or exemptions of the Registrable Securities and determination of the eligibility of the Registrable Securities for investment under the laws of such jurisdictions as the managing underwriters, if any, or the Holders of a majority of Registrable Securities may designate)), (ii) printing expenses (including, without limitation, expenses of printing certificates for Registrable Securities and of printing prospectuses if the printing of prospectuses is requested by the managing underwriters, if any, or by the holders of a majority of the Registrable Securities included in the Registration Statement),
(iii) messenger, telephone and delivery expenses, (iv) fees and disbursements of counsel for the Company and Special Counsel for the Holders, in the case of the Special Counsel, (v) Securities Act liability insurance, if the Company so desires such insurance, and (vi) fees and expenses of all other Persons retained by the Company in connection with the consummation of the transactions contemplated by this Agreement. In addition, the Company shall be responsible for all of its internal expenses incurred in connection with the consummation of the transactions contemplated by this Agreement (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), the expense of any annual audit, the fees and expenses incurred in connection with the listing of the Registrable Securities on any securities exchange as required hereunder.

          (b) If the Holders require an Underwritten Offering pursuant to the terms hereof, the Company shall be responsible for all costs, fees and expenses in connection therewith, except for the fees and disbursements of the Underwriters (including any underwriting commissions and discounts) and their legal counsel and accountants (which shall be borne by the Holders). Therefore, in such circumstances, the Holder shall bear the expenses of the fees and disbursements of any legal counsel or accounting firm retained by the underwriters in connection with such Underwritten Offering and the costs of any determination (but not filing) by the underwriters of the eligibility of the Registrable Securities for investment under the applicable state securities laws. By way of illustration which is not intended to diminish from the provisions of Section 4(a), the Holders shall not be responsible for, and the Company shall be required to pay the fees or disbursements incurred by the Company (including by its legal counsel and accountants) in connection with, the preparation and filing of a Registration Statement and related Prospectus for such offering, the maintenance of such Registration Statement in accordance with the terms hereof, the listing of the Registrable Securities in accordance with the requirements hereof, and printing expenses incurred to comply with the requirements hereof. Notwithstanding anything to the contrary contained in this Section 4, if at any time the Company has timely filed each Registration Statement on or prior to each applicable Filing Date, caused each such Registration Statement to be declared effective prior to the Effectiveness Date and has kept such Registration Statement continuously effective, all in accordance with the terms of this Agreement, and if at any such time the Holders require the an Underwritten Offering pursuant to the terms hereof, the Holders shall be responsible for all costs, fees and expenses in connection with such Underwritten Offering.

     5.     Indemnification

          (a) Indemnification by the Company. The Company shall, notwithstanding any termination of this Agreement, indemnify and hold harmless each Holder, the officers, directors, agents (including any underwriters retained by such Holder in connection with the offer and sale of Registrable Securities), brokers (including brokers who offer and sell Registrable Securities as principal as a result of a pledge or any failure to perform under a margin call of Common Stock), investment advisors and employees of each of them, each Person who controls any such Holder (within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) and the officers, directors, agents and employees of each such controlling Person, to the fullest extent permitted by applicable law, from and against any and all losses, claims, damages, liabilities, costs (including, without limitation, costs of preparation and attorneys' fees) and expenses (collectively, "Losses"), as incurred, arising out of or relating to any untrue or alleged untrue statement of a material fact contained in the Registration Statement, any Prospectus or any form of prospectus or in any amendment or supplement thereto or in any preliminary prospectus, or arising out of or relating to any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein (in the case of any Prospectus or form of prospectus or supplement thereto, in light of the circumstances under which they were made) not misleading (in the case of any Prospectus or form of Prospectus or supplement thereto, in light of the circumstances under which they were made), except to the extent, but only to the extent, that such untrue statements or omissions are based solely upon information regarding such Holder furnished in writing to the Company by such Holder expressly for use therein, which information was reasonably relied on by the Company for use therein or to the extent that such information relates to such Holder or such Holder's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Holder expressly for use in the Registration Statement, such Prospectus or such form of Prospectus or in any amendment or supplement thereto. The Company shall notify the Holders promptly of the institution, threat or assertion of any Proceeding of which the Company is aware in connection with the transactions contemplated by this Agreement.

          (b) Indemnification by Holders. Each Holder shall, severally and not jointly, indemnify and hold harmless the Com-pany, the directors, officers, agents and employees, each Person who controls the Company (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act), and the directors, officers, agents or employees of such controlling Persons, to the fullest extent permitted by applicable law, from and against all Losses (as determined by a court of competent jurisdiction in a final judgment not subject to appeal or review) arising solely out of or based solely upon any untrue statement of a material fact contained in the Registration Statement, any Prospectus, or any form of prospectus, or in any amendment or supplement thereto, or arising solely out of or based solely upon any omission of a material fact required to be stated therein or necessary to make the statements therein not misleading to the extent, but only to the extent, that such untrue statement or omission is contained in any information so furnished in writing by such Holder to the Company specifically for inclusion in the Registration Statement or such Prospectus and that such information was reasonably relied upon by the Company for use in the Registration Statement, such Prospectus or such form of prospectus or to the extent that such information relates to such Holder or such Holder's proposed method of distribution of Registrable Securities and was reviewed and expressly approved in writing by such Holder expressly for use in the Registration Statement, such Prospectus or such form of Prospectus, or in any amendment or supplement thereto. In no event shall the liability of any selling Holder hereunder be greater in amount than the dollar amount of the net proceeds received by such Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation.

          (c) Conduct of Indemnification Proceedings. If any Proceeding shall be brought or asserted against any Person entitled to indemnity hereunder (an "Indemnified Party"), such Indemnified Party shall notify the Person from whom indemnity is sought (the "Indemnifying Party") in writing within 10 calendar days, and the Indemnifying Party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the Indemnified Party and the payment of all fees and expenses incurred in connection with defense thereof; provided, that the failure of any Indemnified Party to give such notice shall not relieve the Indemnifying Party of its obligations or liabilities pursuant to this Agreement, except (and only) to the extent that it shall be finally determined by a court of competent jurisdiction (which determination is not subject to appeal or further review) that such failure shall have proximately and materially adversely prejudiced the Indemnifying Party.

          An Indemnified Party shall have the right to employ separate counsel in any such Proceeding and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party or Parties unless:
(1) the Indemnifying Party has agreed in writing to pay such fees and expenses; or (2) the Indemnifying Party shall have failed promptly to assume the defense of such Proceeding and to employ counsel reasonably satisfactory to such Indemnified Party in any such Proceeding; or (3) the named parties to any such Proceeding (including any impleaded parties) include both such Indemnified Party and the Indemnifying Party, and such Indemnified Party shall have been advised by counsel that a conflict of interest is likely to exist if the same counsel were to represent such Indemnified Party and the Indemnifying Party (in which case, if such Indemnified Party notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense thereof and such counsel shall be at the expense of the Indemnifying Party). The Indemnifying Party shall not be liable for any settlement of any such Proceeding effected without its written consent, which consent shall not be unreasonably withheld. No Indemnifying Party shall, without the prior written consent of the Indemnified Party, effect any settlement of any pending Proceeding in respect of which any Indemnified Party is a party, unless such settlement includes an unconditional release of such Indemnified Party from all liability on claims that are the subject matter of such Proceeding.

          All fees and expenses of the Indemnified Party (in-cluding reasonable fees and expenses to the extent incurred in connection with investigating or preparing to defend such Proceeding in a manner not inconsistent with this Section) shall be paid to the Indemnified Party, as incurred, within 10 Business Days of written notice thereof to the Indemnifying Party (regard-less of whether it is ultimately determined that an Indemnified Party is not entitled to indemnification hereunder; provided, that the Indemnifying Party may require such Indemnified Party to undertake to reimburse all such fees and expenses to the extent it is finally judicially determined that such Indemnified Party is not entitled to indemnification hereunder).

          (c) Contribution. If a claim for indemnification under Section 5(a) or 5(b) is unavailable to an Indemnified Party because of a failure or refusal of a governmental authority to enforce such indemnification in accordance with its terms (by reason of public policy or otherwise), then each Indemnifying Party, in lieu of indemnifying such Indemnified Party, shall contribute to the amount paid or payable by such Indemnified Party as a result of such Losses, in such proportion as is appropriate to reflect the relative fault of the Indemnifying Party and Indem-nified Party in connection with the actions, statements or omissions that resulted in such Losses as well as any other relevant equitable considerations. The relative fault of such Indemnifying Party and Indemnified Party shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission of a material fact, has been taken or made by, or relates to information supplied by, such Indemnifying Party or Indemnified Party, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action, statement or omission. The amount paid or payable by a party as a result of any Losses shall be deemed to include, subject to the limitations set forth in Section 5(c), any reasonable attorneys' or other reasonable fees or expenses incurred by such party in connection with any Proceeding to the extent such party would have been indemnified for such fees or expenses if the indemnification provided for in this Section was available to such party in accordance with its terms.

          The parties hereto agree that it would not be just and equitable if contribution pursuant to this Section 5(d) were determined by pro rata allocation or by any other method of allo-cation that does not take into account the equitable considera-tions referred to in the immediately preceding paragraph. Not-withstanding the provisions of this Section 5(d), no Holder shall be required to contribute, in the aggregate, any amount in excess of the amount by which the proceeds actually received by such Holder from the sale of the Registrable Securities subject to the Proceeding exceeds the amount of any damages that such Holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

          The indemnity and contribution agreements contained in this Section are in addition to any liability that the Indemnifying Parties may have to the Indemnified Parties.

     6.     Miscellaneous

          (a) Remedies. In the event of a breach by the Com-pany or by a Holder, of any of their obligations under this Agreement, each Holder or the Company, as the case may be, in addition to being entitled to exercise all rights granted by law and under this Agreement, including recovery of damages, will be entitled to specific performance of its rights under this Agreement. The Company and each Holder agree that monetary damages would not provide adequate compensation for any losses incurred by reason of a breach by it of any of the provisions of this Agreement and hereby further agrees that, in the event of any action for specific performance in respect of such breach, it shall waive the defense that a remedy at law would be adequate.

          (b) No Inconsistent Agreements. Neither the Company nor any of its subsidiaries has, as of the date hereof, nor shall the Company or any of its subsidiaries, on or after the date of this Agreement, enter into any agreement with respect to its securities that is inconsistent with the rights granted to the Holders in this Agreement or otherwise conflicts with the provisions hereof. Except as disclosed in Schedule 2.1(u) of the Purchase Agreement, neither the Company nor any of its subsidiaries has previously entered into any agreement granting any registration rights with respect to any of its securities to any Person. Without limiting the generality of the foregoing, without the written consent of the Holders of a majority of the then outstanding Registrable Securities, the Company shall not grant to any Person the right to request the Company to register any securities of the Company under the Securities Act unless the rights so granted are subject in all respects to the prior rights in full of the Holders set forth herein, and are not otherwise in conflict or inconsistent with the provisions of this Agreement.

          (c) No Piggyback on Registrations. Neither the Company nor any of its security holders (other than the Holders in such capacity pursuant hereto or as disclosed in Schedule 6(b) attached hereto) may include securities of the Company in the Registration Statement other than the Registrable Securities or as disclosed in Schedule 6(b) attached hereto, and the Company shall not after the date hereof enter into any agreement providing any such right to any of its security holders.

          (d) Piggy-Back Registrations. If at any time when there is not an effective Registration Statement covering Underlying Shares, the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, the Company shall send to each holder of Registrable Securities written notice of such determination and, if within twenty (20) days after receipt of such notice, any such holder shall so request in writing, the Company shall include in such registration statement all or any part of such Registrable Securities such holder requests to be registered; provided, however, that the Company shall not be required to register any Registrable Securities pursuant to this
Section 7(d) that are eligible for sale pursuant to Rule 144(k) of the Commission. In the case of an underwritten public offering, if the managing underwriter(s) or underwriter(s) should reasonably object to the inclusion of the Registrable Securities in such registration statement, then if the Company after consultation with the Underwriter's Representative should reasonably determine that the inclusion of such Registrable Securities, would materially adversely affect the offering contemplated in such registration statement, and based on such determination recommends inclusion in such registration statement of fewer or none of the Registrable Securities of the Holders, then (x) the number of Registrable Securities of the Holders included in such registration statement shall be reduced pro-rata among such Holders (based upon the number of Registrable Securities requested to be included in the registration), if the Company after consultation with the underwriter(s) recommends the inclusion of fewer Registrable Securities, or (y) none of the Registrable Securities of the Holders shall be included in such registration statement, if the Company after consultation with the underwriter(s) recommends the inclusion of none of such Registrable Securities; provided, however, that if Securities are being offered for the account of other persons or entities as well as the Company, such reduction shall not represent a greater fraction of the number of Registrable Securities intended to be offered by the Holders than the fraction of similar reductions imposed on such other persons or entities (other than the Company).

          (e) Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the same shall be in writing and signed by the Company and the Holders of at least two-thirds of the then outstanding Registrable Securities; provided, however, that, for the purposes of this sentence, Registrable Securities that are owned, directly or indirectly, by the Company, or an Affiliate of the Company are not deemed outstanding. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of Holders and that does not directly or indirectly affect the rights of other Holders may be given by Holders of at least a majority of the Registrable Securities to which such waiver or consent relates; provided, however, that the provisions of this sentence may not be amended, modified, or supplemented except in accordance with the provisions of the immediately preceding sentence.

          (f) Notices. Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earliest of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in this Section prior to 8:00 p.m. (Eastern Standard Time) on a Business Day, (ii) the Business Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified in the Purchase Agreement later than 8:00 p.m. (Eastern Standard Time) on any date and earlier than 11:59 p.m. (Eastern Standard Time) on such date, (iii) the Business Day following the date of mailing, if sent by nationally recognized overnight courier service, or (iv) upon actual receipt by the party to whom such notice is required to be given to each Holder at its address set forth under its name on Schedule 1 attached hereto or such other address as may be designated in writing hereafter, in the same manner, by such Person. Copies of notices to any Holder shall be sent to Robinson Silverman Pearce Aronsohn & Berman LLP, 1290 Avenue of the Americas, New York, NY 10104, Attn: Kenneth L. Henderson, Esq., fax: (212) 541-4630 and copies of all notices to the Company shall be sent to Dinsmore & Shohl, 1900 Chemed Center, 255 East Fifth Street, Cincinnati, Ohio 45202, Attn: Charles F. Hertlein, Jr, Esq., fax: (513) 977-8141.

          (g) Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties and shall inure to the benefit of each Holder. The Company may not assign its rights or obligations hereunder without the prior written consent of each Holder. Each Purchaser may assign its rights hereunder in the manner and to the Persons as permitted under the Purchase Agreement.

          (h) Assignment of Registration Rights. The rights of each Holder hereunder, including the right to have the Company register for resale Registrable Securities in accordance with the terms of this Agreement, shall be automatically assignable by each Holder to any Affiliate of such Holder, any other Holder or Affiliate of any other Holder and up to four other assignees of all or a portion of the shares of Preferred Stock or the Registrable Securities if: (i) the Holder agrees in writing with the transferee or assignee to assign such rights, and a copy of such agreement is furnished to the Company within a reasonable time after such assignment, (ii) the Company is, within a reasonable time after such transfer or assignment, furnished with written notice of (a) the name and address of such transferee or assignee, and (b) the securities with respect to which such registration rights are being transferred or assigned, (iii) following such transfer or assignment the further disposition of such securities by the transferee or assignees is restricted under the Securities Act and applicable state securities laws, (iv) at or before the time the Company receives the written notice contemplated by clause (ii) of this Section, the transferee or assignee agrees in writing with the Company to be bound by all of the provisions of this Agreement, and (v) such transfer shall have been made in accordance with the applicable requirements of the Purchase Agreement. The rights to assignment shall apply to the Holders (and to subsequent) successors and assigns.

          (i) Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

          (j) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New
York, without regard to principles of conflicts of law.

          (k) Cumulative Remedies. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

          (l) Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

          (m) Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

          (n) Shares Held by The Company and its Affiliates. Whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Company or its Affiliates (other than any Holder or transferees or successors or assigns thereof if such Holder is deemed to be an Affiliate solely by reason of its holdings of such Registrable Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

     [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
     SIGNATURE PAGE TO FOLLOW]

          IN WITNESS WHEREOF, the parties have
executed this
Registration Rights Agreement as of the date first written above.

                         LCA - VISION  INC.

                         By:_____________________________________
                            Name:
                            Title:


                         BROWN SIMPSON STRATEGIC GROWTH
                          FUND, L.P.


                         By:_____________________________________
                              Name:
                              Title:


                         BROWN SIMPSON STRATEGIC GROWTH
                          FUND, LTD.


                         By:_____________________________________
                              Name:
                              Title:


                         SOUTHBROOK INTERNATIONAL
                          INVESTMENTS, LTD.


                         By:_____________________________________
                              Name:
                              Title:


                         PROPRIETARY CONVERTIBLE INVESTMENT
                          GROUP, INC.


                         By:_____________________________________
                              Name:
                              Title:


                         WESTOVER INVESTMENTS, LP



                         By:_____________________________________
                              Name:
                              Title:


                         MONTROSE INVESTMENTS LTD.


                         By:_____________________________________
                              Name:
                              Title:

     Schedule 1

Company:

LCA-Vision Inc.
7840 Montgomery Road
Cincinnati, Ohio 45236
Facsimile: (513) 792-5620
Attn: Steven N. Joffe, M.D.


Purchasers:

Brown Simpson Strategic Growth Fund, LP
c/o Brown Simpson Asset management, LLC
Carnegie Hall Tower
40th Floor
152 West 57th Street
New York, NY 10019
Facsimile: (212)247-1329
Attn: Paul Gustus

Brown Simpson Strategic Growth Fund, Ltd.
c/o Brown Simpson Asset Management, LLC
Carnegie Hall Tower
40th Floor
152 West 57th Street
New York, NY 10019
Facsimile: (212)247-1329
Attn: Paul Gustus

Southbrook International Investments, Ltd.
c/o Trippoak Advisors, Inc.
630 Fifth Avenue
Suite 2000
New York, NY 10111
Facsimile: (212)332-3256
Attn: Robert L. Miller

Schedule 1

        Continued



Purchasers:

Proprietary Convertible Investment Group, Inc.
c/o CS First Boston
11 Madison Avenue
New York, NY 10010-3629
 Facsimile: (212)325-6519
Attn: Al Weine

Westover Investments, LP
777 Main Street
Suite 2750
Fort Worth, TX 76102
Facsimile: (214) 758-1221
Attn: Will Rose

Montrose Investments Ltd.
777 Main Street
Suite 2750
Fort Worth, TX 76102
Facsimile: (214) 758-1221
Attn: Will Rose
                                                Exhibit 10(b)

                             AGREEMENT

     AGREEMENT made as of this 4th day of May, 1998, by and
between DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION, 277
Park Avenue, New York, New York 10172 ("DLJ"), on the one hand, and LCA-Vision Inc., 7848 Montgomery Road, Cincinnati, Ohio 45236 ("LCA-Vision"), on the other hand.

     WHEREAS DLJ and LCA-Vision entered into a letter agreement dated October 30, 1996, whereby LCA-Vision engaged DLJ to provide it with certain investment banking services, and disputes arose out of that letter agreement;

     WHEREAS DLJ commenced an action against LCA-Vision and Summit Technology, Inc. ("Summit"), in the Supreme Court of the State of New York, New York County, on March 4, 1998, entitled Donaldson, Lufkin & Jenrette Securities Corporation v. LCA-Vision and Summit Technology, Inc., N.Y. County Index No. 6010301/98 ("the Action"), arising out of that agreement and those disputes;

     WHEREAS DLJ and LCA-Vision are desirous of resolving the issues in the Action, and any disputes between them, without the expense and inconvenience of litigation;

     NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein, DLJ and LCA-Vision agree as follows:

     1. LCA-Vision shall execute this Agreement within ten business days of May 4, 1998. Upon the date of the execution of this Agreement, LCA-Vision shall transfer to DLJ, via federal express or similar overnight courier, two hundred thousand (200,000) shares of LCA-Vision common stock. The LCA-Vision common stock transferred to DLJ pursuant to this Agreement will be entitled to the benefits of the Registration Rights Agreement annexed hereto as Schedule I.

     2. LCA-Vision agrees to file a Registration Statement with respect to the shares transferred to DLJ pursuant to this Agreement within ninety days of the execution of this Agreement. If LCA-Vision does not file such Registration Statement within ninety days following the execution of this Agreement, LCA-Vision shall be obligated to transfer to DLJ an additional ten thousand (10,000) shares on the ninety first day following the execution of this Agreement and an additional ten thousand (10,000) shares for each additional thirty day period in which the Registration Statement is not filed.

     3. If the Registration Statement with respect to the shares transferred to DLJ pursuant to this Agreement does not become effective within one hundred and eighty days following the execution of this Agreement, LCA-Vision shall be obligated to transfer to DLJ an additional ten thousand (10,000) shares on the one hundred and eighty first day following the execution of this Agreement and an additional ten thousand (10,000) shares for each additional thirty day period in which Registration Statement does not become effective.

     4. Any distributions of shares pursuant to paragraphs one, two or three of this Agreement shall be appropriately adjusted in the event LCA-Vision effects a stock split, stock dividend, stock reclassification, recapitalization or other similar event.

     5. DLJ shall release LCA-Vision from its obligations with respect to the letter agreement dated October 30, 1996, whereby LCA-Vision engaged DLJ to provide it with certain investment banking services; provided, however, that LCA-Vision shall still be bound by the indemnity provisions of the letter agreement dated October 30, 1996.

     6. DLJ will dismiss the Action with prejudice against both LCA-Vision and Summit, and will exchange releases with LCA-Vision in the form annexed hereto.

     7. This Agreement shall be governed by and construed in accord with the laws of the State of New York. Jurisdiction over this Agreement shall exclusively rest with the Supreme Court of the State of New York, New York County. If any provision of this Agreement is found by any court to be null and void, the remaining provisions of this Agreement shall remain in full force and effect and shall be construed as enforceable to the greatest extent possible consistent with the intent of the parties as reflected herein.

     8. This Agreement constitutes the entire understanding of the parties and fully supersedes any and all prior agreements or understandings between the parties. This Agreement may only be changed or modified by a writing duly executed by all parties and shall not be orally changed, modified, or altered in any way.

     9. By the execution of this Agreement, each of the parties represents and warrants to the other that it/he is authorized to bind all of the entities intended to be bound by this Agreement, and each of the parties represents and acknowledges that it/he has been represented by counsel in connection with the Action, as well as in connection with the negotiation of this Agreement, that it/he has read and has a full understanding of the terms hereof and has been advised by counsel in connection with them, and that it/he voluntarily agrees to and accepts the terms of this Agreement.


                    DONALDSON, LUFKIN & JENRETTE
                    SECURITIES CORPORATION


                    By___________________________________
                            Anthony M. DeLuise
                         Managing Director


                   LCA-VISION INC.


      By___________________________________
                         Stephen N. Joffe, M.D.

                       ACKNOWLEDGMENT


STATE OF NEW YORK, COUNTY OF NEW YORK   ss.:


          On May     , 1998, before me personally came ANTONY M.
DELUISE to me known, who, by me duly sworn, did depose and say that he resides at ______________________________, that he is a
Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the corporation described in, and which executed the foregoing AGREEMENT and REGISTRATION RIGHTS AGREEMENT. Further, he did depose and say that his signature was affixed by order of the board of DLJ, and that he signed his name by like order of that corporation.



                                   ________________________
                                   Notary Public


                           ACKNOWLEDGMENT



STATE OF OHIO, COUNTY OF                        ss.:

          On May     , 1998, before me personally came Stephen N.
Joffe, M.D., to me known, who, by me duly sworn, did depose and say that he resides at ______________________________, that he is president and chief executive officer of LCA-Vision, Inc., the corporation described in, and which executed the foregoing AGREEMENT and REGISTRATION RIGHTS AGREEMENT. Further, he did depose and say that his signature was affixed by order of the board of LCA-Vision, Inc., and that he signed his name by like order of that corporation.



                                   ________________________
                                   Notary Public