Form 10QSB
period 1998-06-30
LCA VISION INC
filed 1998-08-12
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          Form  10-QSB

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended June 30, 1998.

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

                        (513) 792-9292

                  (Issuer's telephone number)

         _______________________________________________
         _______________________________________________

(Former name, former address and formal fiscal year, if changes since last report.)

Check whether then issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes        X                        No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
36,941,768 shares as of July 31,1998.

Transitional Small Business Disclosure Format (check one):

Yes                    No   X

                             LCA-VISION INC.
                                INDEX

                                                           Page No.

Facing Sheet                                                  1

Index                                                         2

Part I.     Financial Information

  Item 1.     Financial Statements

   Unaudited Condensed Consolidated Balance Sheet,
   June 30, 1998                                              3

   Unaudited Condensed Consolidated Statements of
   Operations for the Three and Six Months ended
   June 30, 1998 and 1997                                     4


   Unaudited Condensed Consolidated Statements of
   Cash Flows for the Six Months ended
   June 30, 1998 and 1997                                     5

   Notes to Unaudited Condensed Consolidated
   Financial Statements                                       6

  Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                     10


Part II.  Other Information                                  14

  Item 1.      Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K


Signatures                                                  16

                              LCA-VISION INC.
                  Condensed Consolidated Balance Sheet
                               June 30, 1998
                                 (unaudited)

Dollars in thousands                               June 30,
                                                     1998
ASSETS
Current assets
     Cash and cash equivalents                     $5,024
     Cash held in escrow                            1,100
     Accounts receivable, net                       1,946
     Prepaid expenses, inventory and other          2,575
                                                  -------
Total current assets                               10,645

Property and equipment, net                        11,389
Investment in affiliates                              358
Goodwill, net                                       8,883
Other assets                                        1,154
                                                  -------

Total assets                                      $32,429
                                                  =======

LIABILITIES and SHAREHOLDERS' INVESTMENT
Current liabilities
     Accounts payable                              $1,833
     Accrued liabilities and other                  2,966
     Capital lease obligations                        610

Total current liabilities                           5,409

Capital lease obligations                           1,121
Obligations to shareholders                         2,286
Other                                                  63
                                                  -------
Total liabilities                                   8,879

Commitments and contingencies

Shareholders' investment
     Preferred stock                               11,930
     Common stock                                      99
     Additional paid-in capital                    37,407
     Accumulated (deficit)                        (25,510)
     Accrued preferred stock dividend                (355)
     Treasury stock, at cost                          (30)
     Translation adjustment                             9
                                                  -------
Total shareholders' investment                     23,550
                                                  -------
Total liabilities and shareholders' investment    $32,429
                                                  =======



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                           LCA-VISION INC.
         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997
                            (unaudited)

Dollars in thousands, except per share amounts
                                    For the Three Months         For the Six Months
                                       Ended June 30,              Ended June 30,

                                     1998           1997         1998          1997
Net revenues:
   Laser refractive
     eye surgery centers            $8,399         $2,443       $14,913      $4,029
   Multi-specialty laser
     surgery programs                  411            785           908       1,485
   Other                               209            612           407       1,088
                                 ---------       --------      --------     --------
Total net revenues                   9,019          3,840        16,228       6,602
Direct operating expenses            6,181          2,541        11,655       4,412
General and administrative
  expenses                           2,485          1,529         4,579       3,408
Center pre-opening expenses                                                     163
Depreciation and amortization        1,069            419         2,124         832

Restructuring provision             10,500                       10,500
                                 ---------       --------      --------     --------
Income (loss) from
  operations                       (11,216)          (649)      (12,630)     (2,213)
Equity in income (loss) from
     unconsolidated affiliates         (19)           (22)           37         (31)
Interest income                         84             16           196          35
Interest expense                      (247)          (272)         (590)       (508)
Other income (expense)                  35              7            61          13
                                 ---------       --------      --------     --------
Income (loss) before income
  tax                              (11,363)          (920)      (12,926)     (2,704)

Income tax expense                    (110)           (62)         (138)        (62)
                                 ---------       --------      --------     --------
Net income (loss)                  (11,473)          (982)      (13,064)     (2,766)
Accrued dividend -
Class B preferred stock                129             44           172          94

Amount applicable to income
  (loss)per common share          $(11,602)       $(1,026)     $(13,236)    $(2,860)

Income (loss) per common share
     Basic                          $(0.32)        $(0.05)       $(0.36)     $(0.15)
     Diluted                        $(0.32)        $(0.05)       $(0.36)     $(0.15)

Weighted average common shares
outstanding
  Basic and Diluted             36,818,183     19,599,231    36,741,500  19,597,814

Operating (loss)                  $(11,216)         $(649)     $(12,630)    $(2,213)
Restructuring provision             10,500                       10,500
Depreciation and amortization        1,069            419         2,124         832
                                 ---------       --------      --------     --------
EBITDA                                $353          $(230)          $(6)    $(1,381)
                                 =========       =========     =========    ========


The Notes to Condensed Consolidated Financial
Statements are an integral part of this statement.

                       LCA-VISION INC.
            Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1998 and 1997
                                (unaudited)
Dollars in thousands
                                                For the Six Months
                                                   Ended June 30,
                                                 1998         1997
                                                 ----         ----
Cash flows from operating activities:
Net (loss)                                    $(13,064)   $(2,766)
Adjustments to reconcile net (loss)
to net cash (used) in operating activities:
     Depreciation and amortization               2,124        832
     Equity in earnings of unconsolidated
        affiliates                                 (37)        31
     Restructuring provision                    10,500
     Other                                                     41
     Changes in operating assets and
       liabilities
      (Increase) decrease
          Accounts receivable                      388        (93)
          Other current assets                    (683)       (78)
       Increase (decrease)
          Accounts payable                           2       (351)
          Accrued liabilities and other             61        245
                                                ------     ------
Net cash (used) by operations                     (709)    (2,139)

Cash flows from investing activities:
     Purchase of property and equipment         (1,506)      (384)
     Advances to affiliates                       (570)       (51)
     Proceeds from sales of equipment              461
                                                ------      ------
Net cash (used) by investing activities         (1,615)      (434)

Cash flows from financing activities:
Net borrowing (repayment) of
     bank borrowings                            (9,639)     3,469
Repayment of long-term notes payable and
     capitalized lease obligations                 (33)      (440)
Proceeds from sale of 6% convertible
     preferred stock                             9,463
Proceeds from exercise of stock options             51
     Proceeds from sale of common stock                        50
     Other                                         (74)       (21)
                                                ------      ------
Net cash provided (used) by
  financing activities                            (232)     3,058
                                                -------     ------

Net increase (decrease) in cash                 (2,556)       485

Cash at beginning of period                      8,680        724
                                                -------      -----

Cash at end of period                           $6,124     $1,209
                                                ======     ======

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                      LCA-VISION INC.
  Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 1998 and 1997
                       (unaudited)

Dollars in thousands, except per share and share information

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The June 30, 1998 and 1997 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

Business

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser refractive surgery centers. The Company also manages laser and minimally invasive surgery programs for hospitals and medical centers.

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

Principles of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany balances and transactions.

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

Per Share Data

Basic earnings per share is net income to common shareholders divided by weighted average common shares outstanding; diluted earnings per share is net income to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The weighted average shares for the diluted calculation does not assume exercise of any stock options or conversion of other securities since they would be antidilutive for 1998 and 1997 calculations.

Investments in Unconsolidated Affiliates

The equity method is used for investments in laser refractive surgery centers in which the Company has 50% or less ownership.
These investments are recorded at the Company's initial investment, increased or decreased by the Company's share of the center's income or loss, less distributions received.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") recently issued Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information". Statement 130 was adopted in the first quarter of 1998 and has not had a material impact on financial disclosures because net income approximates comprehensive income. Statement 131 is effective for the year ending December 31, 1998 and will be adopted at that time.

In June 1998 the FASB issued Statement No. 133, "Accounting for
Derivative Instruments and Hedging Activities." Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no such financial instruments.

2.     SHAREHOLDERS' INVESTMENT

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock ("Convertible Preferred Shares") for $10,000. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The Convertible Preferred Shares were recorded at stated value less issuance costs of $593.

Each Convertible Preferred Share is convertible into LCA-Vision common stock at the lesser of $3.90625 per share or the average of the four (4) lowest per share market values (which need not occur on consecutive trading days) of its common stock during the twenty-two (22) trading days prior to the applicable conversion notice. The purchasers of the Convertible Preferred Shares may convert their shares as follows: up to 33% in the first 90 days following issuance; up to 66-2/3% in the first 180 days following issuance; and any and all unconverted shares from and after 180 days following issuance. The Company may require conversion if its common stock trades at greater than $5.46875 per share for fifteen
(15) consecutive trading days.

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

3.     CREDIT ARRANGEMENTS

On June 29, 1998 the Company entered into an $8 million credit facility with the Provident Bank ("Provident"). In addition, the company repaid the borrowings from, and terminated its credit relationship with The Fifth Third Bank.

The new credit facility, as amended, matures on June 30, 2000 and bears interest at 1/2% above Provident's prime rate. Interest on borrowings under the line of credit is payable monthly. The facility is collateralized by a blanket lien on all Company assets including a mortgage on the Company's headquarters building.

The facility can be used to support letters of credit totaling not more than $2 million. Availability under the facility will be reduced in an amount equal to the capital costs financed under a lease facility provided by Information Leasing Corporation, an affiliate of Provident. The lease facility maximum is $2.5 million. In addition, the Company has the option to convert up to $3.5 million of borrowings under the facility to a term loan.

The new credit facility requires the Company to (i) maintain tangible net worth, defined as the sum of shareholders investment less goodwill of at least $16 million; (ii) permit the ratio of total liabilities less subordinated debt to tangible net worth to be greater than .75 to 1; and (iii), beginning with the quarter ended September 30, 1998, permit the ratio of the trailing twelve month EBITDA to the sum of current maturities of senior debt and capitalized leases plus interest expense to be less than 1.25 to 1.

4.     RESTRUCTURING PROVISION

During the second quarter of 1998, the Company implemented a plan to restructure its operations by closing seven (7) of its centers, primarily centers acquired. Costs associated with the restructuring included $7,287 related to the write-off of goodwill and leasehold improvements and $677 for the accrual of leases termination and employee severance costs. As a result of the closings, the Company has certain lasers in storage. The restructuring provision includes $2,536 related to the write-down of these lasers to their net realizable value.

5.     ACQUISITIONS

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

Unaudited pro forma data for the three months and six months ended June 30, 1997 as though the Company had acquired RCII as of the beginning of 1997 are:


                              Three Months       Six Months
                              June 30, 1997    June 30, 1997

            Revenues             $5,648          $10,054
            Net (loss)           (2,555)          (6,595)
            (Loss) per share      (0.07)           (0.18)

The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisition of RCII been made at the beginning of the respective period or of results which may occur in the future.

6.     OBLIGATIONS TO SHAREHOLDERS

Obligations to shareholders at June 30, 1998 is comprised of:

               Notes payable - shareholders        $1,500
               Accrued interest                       515
               Accrued dividends on preferred
               stock - Series B                       271
                                                   ------
                                                   $2,286
                                                   ======

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%.

In connection with the acquisition of RCII, the notes payable-shareholders were amended to limit payment of principal and accrued interest to 25% of the amount earnings for the prior fiscal year exceed $1 million. Earnings for this purpose are defined as income before taxes, amortization of goodwill and depreciation, net of capital expenditures, for such fiscal year.
The notes are subordinate to the Provident credit facility.

7.     RELATED PARTY TRANSACTIONS

The Company's President is the principal stockholder of The LCA Center for Surgery, Ltd. ("Surgery Center."). The Company does not hold an investment in the Surgery Center. The Company has leased to the Surgery Center, for a period of twenty (20) years at an annual rental of $190, a portion of its headquarters building located at 7840 Montgomery Road. In February 1997, the Company agreed to forego rent in return for the Surgery Center providing to the Company certain systems and processes for research and development, for providing additional staffing, and for giving the Company unlimited use of the leased premises for research, testing, educational and other agreed purposes. In June 1998 the Company purchased the leasehold improvements previously paid for by the Surgery Center for $872, the book value at the time of purchase. During the three months ended June 30, 1998 the Company advanced $400 to the Surgery Center and $570 for the six months ended June 30, 1998 to the Surgery Center. As a result of these advances, the Company is required to record its share of the operating losses of the Surgery Center using the equity method of accounting. The Company recorded losses of $196 for the three and six months ended June 30, 1998. Included in accounts receivable at June 30, 1998 is $640 due from the Surgery Center.

8.     COMMITMENTS AND CONTINGENCIES

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

In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500, punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions are pending.

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

Overview

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include photorefractive keratectomy ("PRK") and laser in situ keratomileusis ("LASIK") for treatment of myopia (nearsightedness). The Company also manages multi-specialty laser surgery programs at medical facilities on a contract basis.

The Company derives its revenue from three sources: (i) fees for surgeries performed at its laser refractive eye surgery centers,
(ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources.

The Company classifies operating expenses as follows: (a) direct operating expenses which include: (i) laser refractive eye surgery centers -- labor, physician fees, royalty fees (paid to the manufacturers of the FDA-approved lasers of $250 per procedure), facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - - labor; and (iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include marketing program costs, headquarters staff expenses and other overhead costs; (c) center pre-opening expenses which include direct costs incurred prior to opening a laser vision correction center; and (d) depreciation and amortization.

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

Sources of Revenues

Sources of revenues for the three and six months ended June 30, 1998 and 1997 were (dollars in thousands):

                               Three Months       Six Months
                              1998      1997     1998     1997
                              ----      ----     ----     ----
Laser refractive eye
  surgery centers            $8,399   $2,443   $14,913   $4,029

Multi-specialty surgery
  programs                      411      785       908    1,485

Other                           209      612       407    1,088
                             ------   ------    -------   ------
Total                        $9,019   $3,840   $16,228   $6,602
                             ======   ======   =======   ======

The extent of the shift in the Company's future revenues is dependent on the number of laser vision correction procedures.

Revenues from the laser refractive eye surgery centers generally include three components: facility fee, royalty fee, and medical professionals fee. Certain states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometry services on the Company's behalf. Revenues from the laser refractive eye surgery centers in such states do not include the medical professionals fee component. The contribution to fixed and discretionary costs from procedures performed at laser refractive eye surgery centers for the three and six months ended June 30, 1998 and 1997 were (dollars in thousands, except per procedure information):
                               Three Months       Six Months
                              1998      1997     1998     1997
                              ----      ----     ----     ----

Revenue                      $8,399    $2,443   $14,913  $4,029

Medical professional and
  royalty fees                3,847     1,252     6,784   2,152
                             ------    ------    ------  ------
Contribution                 $4,552    $1,191    $8,129  $1,877
                             ======    ======    ======  ======
Contribution per procedure     $930      $791      $929    $755
                             ======    ======    ======  ======

Contribution per procedure increased due to the increased number of LASIK procedures performed in 1998 as compared to 1997. The contribution per procedure is dependent on the number of LASIK and PRK procedures performed.

Laser refractive eye surgery centers

The following table illustrates the growth of laser vision correction procedures performed at the Company's centers.

                 Historical                    Pro Forma
            Wholly-     Combined       Wholly-         Combined
             owned                      owned
1998
Q2           4,894        5,677         4,894           5,677
Q1           3,857        4,451         3,857           4,451
1997
Q4           2,888        3,296         2,888           3,296
Q3           2,375        2,790         3,196           3,611
Q2           1,506        2,078         2,973           3,543
Q1             979        1,443         2,262           2,726
1996
Q4             745        1,089         1,789           2,133
Q3             596          864         1,257           1,525
Q2             790        1,054         1,155           1,419
Q1             532          613           548             629

Pro forma procedures include those performed at RCII centers prior to their acquisition by the Company. Combined procedures include those performed at investee centers. The Company records the results of its investee centers using the equity method.

The growth and profitability of the Company are predicated on increases in procedure volume. Industry sources estimate that 70,000 and 220,000 procedures were performed in the U.S. in 1996 and 1997, respectively, and that approximately 400,000 procedures will be performed in 1998. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, procedure volume should increase.

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

General and administrative expenses increased in 1998 primarily due to additional costs incurred as a result of the acquisition of RCII. For the three and six months ended June 30, 1998, the Company spent approximately $470 and $1,026, respectively, for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increased as the Company added new laser vision correction centers acquired from Summit.

Depreciation and amortization increased in 1998 compared to 1997 due to the increase in goodwill and property and equipment, primarily equipment, for the laser vision correction centers acquired from Summit.

Interest expense for the six months ended June 30, 1998 increased. Interest expense for the three months ended June 30, 1998 decreased due to the repayment of the obligations during the
period offset by the higher interest rate.   Interest income
increased due to more funds on deposit in interest bearing accounts.

During the second quarter of 1998, the Company implemented a plan to restructure its operations by closing seven (7) of its centers, primarily centers acquired. Costs associated with the restructuring included $7,287 related to the write-off of goodwill and leasehold improvements and $677 for the accrual of leases termination and employee severance costs. As a result of the closings, the Company has certain lasers in storage. The restructuring provision includes $2,536 related to the write-down of these lasers to their net realizable value.

Liquidity and Capital Resources

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock for $10 million. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The net proceeds from this issuance, approximating $9,407,000 were used to reduce debt for general corporate purposes including the reduction of debt.

On June 29, 1998 the Company entered into an $8 million credit facility with the Provident Bank ("Provident"). In addition, the Company repaid the borrowings from, and terminated its credit relationship with The Fifth Third Bank.

The new credit facility, as amended, matures on June 30, 2000 and bears interest at 1/2% above Provident's prime rate. Interest on borrowings under the line of credit is payable monthly. The facility is collateralized by a blanket lien on all Company assets including a mortgage on the Company's headquarters building.

The facility can be used to support letters of credit totaling not more than $2 million. Availability under the facility will be reduced in an amount equal to the capital costs financed under a lease facility provided by Information Leasing Corporation, an affiliate of Provident. The lease facility maximum is $2.5 million. In addition, the Company has the option to convert up to $3.5 million of borrowings under the facility to a term loan.

The new credit facility requires the Company to (i) maintain tangible net worth, defined as the sum of shareholders investment less goodwill of at least $16 million; (ii) permit the ratio of total liabilities less subordinated debt to tangible net worth to be greater than .75 to 1; and (iii), beggining with the quarter ended September 30, 1998, permit the ratio of the trailing twelve month EBITDA to the sum of current maturities of senior debt and capitalized leases plus interest expense to be less than 1.25 to 1.

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

Shortly after the acquisition, the Company closed four of the RCII laser refractive eye surgery centers. In addition, the Company closed the RCII corporate office in Waltham, MA and terminated certain administrative personnel. The responsibilities of the Waltham staff have been re-assigned to field and company headquarters personnel. This closure has resulted in significant cost savings due to the elimination of redundant general and administrative expenses and the consolidation of marketing and advertising programs.

The Company continues to focus on making its centers profitable rather than expansion. As of January 1, 1998, the Company's open access concept and management techniques are in place at the RCII laser refractive eye surgery centers. Management anticipates that these changes, together with the switch to VISX lasers at all of its U.S. centers, will result in increased procedures which will result in increased profitability of the Company.

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

        In its complaint, the plaintiffs allege breaches of various agreements entered into between them, the Company, and the PC concerning the LLC and its operations, as well as alleged fraud and alleged conversion of a business opportunity arising out of the operation of a center in Mt. Kisco, New York, which the plaintiffs claim constituted business of the LLC. The plaintiffs have demanded on all of their causes of action compensatory damages which total not less than $4,500, punitive damages which total not less than $2,000, as well as the creation of a constructive trust over the Company's operations for the benefit of the LLC. The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend the action. It has made a motion to dismiss the complaint on various grounds. In response, the plaintiffs filed a motion for leave to amend the complaint. The Company has opposed such motion and cross-moved for attorneys' fees incurred by the Company in opposing the plaintiffs' motion. These motions are pending.

        In the opinion of management the outcome will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.          Changes in Securities.
                 None

Item 3.          Defaults upon Senior Securities.
                 None

Item 4.          None

Item 5.          Other Information.
                 The Securities and Exchange Commission has recently amended Rule 14a-4 to provide that with respect to a shareholder proposal to be presented at an annual shareholders' meeting other than pursuant to Rule 14a-8 (i.e., which is not to be included in the registrant's proxy statement), the registrant's management may exercise discretionary voting authority under proxies solicited by it for the meeting if it receives notice of the proposed non-Rule 14a-8 shareholder action less than 45 days prior to the calendar date its proxy materials were mailed for the prior year's annual meeting.


Part II.     Other Information (continued)

                 As the new provision applies to the Company, in the event of a non-Rule 14a-8 shareholder proposal to be presented at the Company's 1999 Annual Meeting of Shareholders is received by the Company after March 8, 1999, the Company will be permitted to exercise discretionary voting authority under proxies solicited by it with respect to the 1999 Annual Meeting.

Item 6.          Exhibits and Reports on Form 8-K.

                     (a)     Exhibits

                    Exhibit
                    Number   Description of Exhibit
                    ------

                      27     Financial Data Schedule

                      (b)    Reports on Form 8-K.

                             (1) Form 8-K dated June 29, 1998,
                                 announcing the Company's new
                                 financing agreement from The
                                 Provident Bank to replace its
                                 financing package from the Fifth
                                 Third Bank of Cincinnati.

                          Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                        LCA-VISION INC.



Date  August 10, 1998           /s/ Stephen N. Joffe
                                    Stephen N. Joffe
                                    President and Chief
                                    Executive Officer


Date  August 10, 1998           /s/ Larry P. Rapp
                                    Larry P. Rapp
                                    Chief Financial Officer