Form 10-Q
period 1998-11-12
LCA VISION INC
filed 1998-11-12
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549
                      Form  10-QSB

                       (Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1998.

[    ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT.

           For the transition period from __________ to __________

Commission file number 0-27610

                        LCA-Vision Inc.

(Exact name of small business issuer as specified in its charter)

             Delaware                         11-2882328
_______________________________           ____________________
(State or other jurisdiction of           (IRS Employer
 incorporation or organization)            Identification No.)

          7840 Montgomery Road, Cincinnati, Ohio  45236
             (Address of principal executive offices)

                        (513) 792-9292

                 (Issuer's telephone number)


___________________________________________________________________
(Former name, former address and formal fiscal year, if changes since last report.)

Check whether then issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes _____X_____                      No __________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
38,286,759 shares as of October 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes __________                      No____X_____

                          LCA-VISION INC.
                              INDEX


Facing Sheet

Index

Part I.          Financial Information

      Item 1.    Financial Statements

         Unaudited Condensed Consolidated Balance Sheet,
         September 30, 1998

          Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 1998 and
         1997

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated Financial
         Statements

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations


Part II.     Other Information

     Item 1.          Legal Proceedings

     Item 2.          Changes in Securities

     Item 3.          Defaults upon Senior Securities

     Item 4.          Submission of Matters to a Vote of Security
                      Holders

     Item 5.          Other Information

     Item 6.          Exhibits and Reports on Form 8-K


Signatures

                             LCA-VISION INC.
                  Condensed Consolidated Balance Sheet
                          September 30, 1998
                             (unaudited)

Dollars in thousands                               September 30,
                                                       1998
ASSETS
Current assets
     Cash and cash equivalents                     $     3,881
     Accounts receivable, net                            1,603
     Prepaid expenses, inventory and other               1,807
                                                   -----------

Total current assets                                     7,291

Property and equipment, net                             10,179
Investment in affiliates                                   610
Goodwill, net                                            8,704
Other assets                                             3,905
                                                   -----------
Total assets                                        $   30,689
                                                   ===========

IABILITIES and SHAREHOLDERS' INVESTMENT
Current liabilities
     Accounts payable                              $     1,205
     Accrued liabilities and other                       2,848
     Debt obligations due in one year                      608
                                                   -----------

Total current liabilities                                4,661

Capital lease obligations                                  984
Obligations to shareholders                                257
Long-term debt                                           1,944
                                                   -----------
Total liabilities                                        7,846

Commitments and contingencies

Shareholders' investment
     Preferred stock                                    10,850
     Common stock                                           99
     Additional paid-in capital                         38,564
     Accumulated (deficit)                             (26,051)
     Accrued preferred stock dividend                     (572)
     Treasury stock, at cost                               (30)
     Translation adjustment                                (17)
                                                   -----------
Total shareholders' investment                          22,843
                                                   -----------
Total liabilities and shareholders' investment    $     30,689
                                                   ===========



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
                             LCA-VISION INC.
           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998 and 1997
                              (unaudited)



Dollars in thousands, except per share amounts

                           For the Three Months  For the Nine Months
                           Ended September 30,   Ended September 30,

                            1998        1997      1998      1997
                            ----        ----      ----      ----

Net revenues:
     Laser refractive eye
     surgery centers       $8,509     $3,948    $23,423    $7,977
     Multi-specialty
     laser surgery
     programs                 431        657      1,338     2,142
     Other                    156        351        562     1,439
                           ------     ------     ------    -------
Total net revenues          9,096      4,956     25,323    11,558

Direct operating expenses   6,332      2,711     17,987     7,123
General and administrative
  expenses                  2,749      2,902      7,327     6,310
Center pre-opening expenses                                   163
Depreciation and
  amortization                692        611      2,815     1,443
Restructuring provision                1,100     10,500     1,100
                          -------    -------    -------   --------
(Loss) from operations        (676)    (2,368)    (13,306)   (4,581)

Equity in income (loss) from
   unconsolidated affiliates  108          6        144       (26)
Interest income               106         10        302        45
Interest expense             (108)      (267)      (698)     (775)
Other income                   37         44         98        57
                          -------    -------    -------   --------
(Loss) before income tax     (533)    (2,575)   (13,460)   (5,280)

Income tax expense             (8)         6       (145)      (56)
                          -------    -------    -------   --------
Net (loss)                   (541)    (2,569)   (13,605)   (5,336)
Accrued preferred stock
  dividend                    218         45        390       138
                          -------    -------    -------   --------
Amount applicable to (loss)
per common share          $  (759)  $ (2,614)  $(13,995) $ (5,474)
                          -------    -------    -------   --------

(Loss) per common share
     Basic                  $(.02)     $(.08)     $(.38)    $(.23)
     Diluted                $(.02)     $(.08)     $(.38)    $(.23)

Weighted average common
  shares outstanding
     Basic and
       Diluted        37,162,537  30,976,290  36,881,845  23,390,639

Operating (loss)          $(676)    $(2,368)   $(13,306)    $(4,581)
Restructuring provision              1,100      10,500      1,100
Depreciation and
  amortization             692         611       2,815      1,443
                         ------    -------    --------    -------
EBITDA                   $  16     $  (657)   $      9    $(2,038)


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
                            LCA-VISION INC.
            Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1998 and 1997
                                 (unaudited)
Dollars in thousands
                                              For the Nine Months
                                              Ended September 30,

                                               1998         1997
                                               ----         ----
Cash flows from operating activities:
Net (loss)                                   $ (13,605)    $ (5,336)
Adjustments to reconcile net (loss)
to net cash (used) in operating activities:
     Depreciation and amortization             2,815        1,443
     Equity in earnings of unconsolidated
        affiliates                              (144)          26
     Restructuring provision                  10,500        1,100
     Other                                                     41
     Changes in operating assets and
       liabilities
       (Increase) decrease
          Accounts receivable                    444         (901)
          Other current assets                    85         (154)
       Increase (decrease)
          Accounts payable                      (626)         125
          Accrued liabilities and other         (259)       1,308
                                             --------     --------
Net cash (used) by operations                   (790)      (2,348)

Cash flows from investing activities:
     Cash acquired in business combination                 10,007
     Purchase of property and equipment       (1,811)        (434)
     Advances to affiliates                     (570)         (70)
     Advances to officers/shareholders        (2,100)
     Purchase of certificate of deposit       (2,100)
     Proceeds from sales of equipment          1,061
                                             --------     --------
Net cash provided (used) by investing
   activities                                 (5,520)       9,503

Cash flows from financing activities:
     Repayment of bank borrowings             (9,651)       3,471
     Bank borrowings                           2,100        3,080
     Repayment of long-term obligations         (395)      (3,597)
   Proceeds from sale of 6% convertible
     preferred stock                           9,463
   Proceeds from exercise of stock options        51
     Proceeds from sale of common stock                        51
     Other                                        (57)         (21)
                                             --------     --------
Net cash provided (used) by financing
  activities                                   1,511        2,984
                                             --------     --------
Net increase (decrease) in cash               (4,799)      10,139
Cash at beginning of period                    8,680          724
                                             --------     --------
Cash at end of period                        $ 3,881      $10,863
                                             ========     ========

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                          LCA-VISION INC.
     Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 1998 and 1997
                            (unaudited)

Dollars in thousands, except per share and share information

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The September 30, 1998 and 1997 financial data are unaudited;
however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

Business

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser refractive surgery centers. The laser refractive surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The surgeries performed in the Company's centers primarily include laser in situ keratomileusis
("LASIK") and photorefractive keratectomy ("PRK") for treatment of myopia (nearsightedness), astigmatism and hyperopia
(farsightedness).

The Company also manages laser and minimally invasive, hospital surgical programs at various medical facilities on a contract basis.
 Compensation is generally fixed based on procedures performed; based on increased surgical volume or reduced surgical costs; or a combination of such. Contracts may also compensate the Company for conducting the marketing programs of the surgical center and educating its staff including doctors.

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

In June 1998 the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently has no such financial instruments.

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

During the three months ended September 30, 1998, 1,135 shares of Convertible Preferred stock and accrued dividends of $23 were converted into 796,251 shares of common stock. Through November 6, 1998, an additional 1,970 shares of Convertible Preferred stock and dividends of $56 were converted into 2,061,302 shares of common stock.

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

On August 21, 1998 the Company borrowed $2.1 million from Provident under the credit facility on a term loan basis. The loan bears interest at 7.45% and requires monthly installments of $12 plus interest until June 30, 2002 at which time the remaining principal balance of $1.867 million becomes payable. The proceeds were used to purchase a certificate of deposit from Provident that matures on June 30, 2002. The certificate of deposit is recorded in other assets and interest is paid monthly at 5.7%.

The new credit facility requires the Company to (i) maintain tangible net worth, defined as the sum of shareholders investment less goodwill of at least $14 million; (ii) permit the ratio of total liabilities less subordinated debt to tangible net worth to be greater than .75 to 1; and (iii), beginning with the quarter ended September 30, 1998, permit the ratio of the trailing twelve month EBITDA to the sum of current maturities of senior debt and capitalized leases plus interest expense to be less than 1.25 to 1.

4.     RESTRUCTURING PROVISION

During the second quarter of 1998, the Company implemented a plan to restructure its operations by closing seven (7) of its centers, primarily centers acquired. Costs associated with the restructuring include $7,287 related to the write-off of goodwill and leasehold improvements and $677 for the accrual of lease terminations and employee severance costs. As a result of the closings, the Company has certain lasers in storage. The restructuring provision includes $2,536 related to the write-down of these lasers to their net realizable value.

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

Unaudited pro forma data for the three months and nine months ended September 30, 1997 as though the Company had acquired RCII as of the beginning of 1997 are:
                             Three Months          Nine Months
                          September 30, 1997   September 30, 1997
                          ------------------   ------------------
          Revenues              $6,186              $16,240
          Net (loss)            (4,168)             (11,791)
         (Loss) per share        (0.11)               (0.32)

The pro forma information does not purport to be indicative of operating results which would have occurred had the acquisition of RCII been made at the beginning of the respective period or of results which may occur in the future.

6.     OBLIGATIONS TO SHAREHOLDERS

Obligations to shareholders at September 30, 1998 is comprised of:
     Notes payable - shareholders     $1,500
     Accrued interest                    542
     Accrued dividends on preferred
       stock - Series B                  315
                                      -------
     Less: note receivable -
       shareholder                    (2,100)
                                      -------
                                      $  257
                                      =======

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. In connection with the acquisition of RCII, the notes payable-shareholders were amended to limit payment of principal and accrued interest to 25% of the amount earnings for the prior fiscal year exceed $1 million. Earnings for this purpose are defined as income before taxes, amortization of goodwill and depreciation, net of capital expenditures, for such fiscal year. The notes are subordinate to borrowings under the Provident credit facility.

On September 1, 1998 the Company loaned $2.1 million to its
President and principal shareholders. The loan, which is collateralized by the notes to shareholders and accrued interest thereon and accrued Interim Series preferred stock dividends, bears interest at 8.5% per annum and matures on September 26, 2005.

7.     RELATED PARTY TRANSACTIONS

The Company's President is the principal stockholder of The LCA Center for Surgery, Ltd. ("Surgery Center."). The Company does not hold an investment in the Surgery Center. The Company has leased to the Surgery Center, for a period of twenty (20) years at an annual rental of $190, a portion of its headquarters building located at 7840 Montgomery Road. In February 1997, the Company agreed to forego rent in return for the Surgery Center providing to the Company certain systems and processes for research and development, for providing additional staffing, and for giving the Company unlimited use of the leased premises for research, testing, educational and other agreed purposes. In June 1998 the Company purchased the leasehold improvements previously paid for by the Surgery Center for $872, the book value at the time of purchase. During the three months ended September 30, 1998 the Company advanced $6 to the Surgery Center and $576 for the nine months ended September 30, 1998 to the Surgery Center. As a result of these advances, the Company is required to record its share of the operating losses of the Surgery Center using the equity method of accounting. The Company recorded losses of $69 for the three months ended September 30, 1998 and $265 for the nine months ended September 30, 1998. Included in other assets at September 30, 1998, is $738 due from the Surgery Center.

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

Overview

LCA-Vision Inc. ("LCA-Vision" or the "Company") is a leading developer and operator of free-standing laser refractive eye surgery centers. The laser refractive eye surgery centers operated by the Company provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in the Company's centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). On November 3, 1998, the Company received notice that the FDA had approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX laser, which the Company has in each of its U.S. centers, can now treat nearsightedness, myopic astigmatism, and hyperopia. The Company also manages multi-specialty laser surgery programs at medical facilities on a contract basis.


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

Results of Operations

On August 18, 1997, the Company purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. (the "Acquisition") for 17,065,579 shares of its common stock. The Acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof. The results of operations for the three and nine months ended September 30, 1997 include the revenues and expenses of RCII subsequent to August 18, 1997.

Sources of Revenues

Sources of revenues for the three and nine months ended September
30, 1998 and 1997 were (dollars in thousands):

                                 Three Months         Nine Months
                                1998      1997       1998      1997
                               -----     -----      -----    -----
Laser refractive eye surgery
  centers                      $8,509    $3,948     $23,423   $7,977

Multi-specialty surgery
  programs                        431       657       1,338    2,142

Other                            156       351         562    1,439
                             -------   -------    -------  -------
Total                         $9,096    $4,956     $25,323  $11,558
                             =======   =======    =======  =======

Laser refractive eye surgery centers

The Company's results of operations in any period are significantly affected by the number of laser refractive eye surgery centers operating and the number of laser vision correction procedures performed.

Revenues from the laser refractive eye surgery centers generally include three components: facility fee, royalty fee, and medical professionals fee. Certain states prohibit the Company from practicing medicine, employing physicians to practice medicine on the Company's behalf or employing optometrists to render optometry services on the Company's behalf. Revenues from the laser refractive eye surgery centers in such states do not include the medical professionals fee component. The contribution to fixed and discretionary costs from procedures performed at laser refractive eye surgery centers for the three and nine months ended September 30, 1998 and 1997 were (dollars in thousands, except per procedure information):

                               Three Months         Nine Months
                              1998      1997      1998      1997
                              ----      ----      ----      ----

Revenue                      $8,509    $3,948   $23,423    $7,977

Medical professional and
  royalty fees                3,951     1,252    10,735     3,404
                             ------    ------   -------    ------

Contribution                 $4,558    $2,696   $12,688    $4,573
                             ======    ======   =======    ======

Contribution per procedure   $  856    $1,135   $   901    $  941
                             ======    ======   =======    ======

The principal reason for the decline in the contribution per procedure for the three and nine months ended September 30, 1998 compared to the same period in 1997 was the increase in the number of leased lasers. The Company began changing to VISX lasers in its centers, principally the RCII centers. The RCII centers had lasers that were owned at the time of the Acquisition and the "cost" of these lasers was recorded as depreciation expense. The VISX lasers are leased and the monthly payments are recorded as direct operating expense.

The decline in contribution per procedure was offset by the increased number of LASIK procedures performed in 1998 as compared to 1997. The contribution per procedure is influenced by the relationship of LASIK to PRK procedures performed.

The following table illustrates the growth of laser vision correction procedures performed at the Company's centers.

                   Historical                 Pro Forma
             Wholly-      Combined     Wholly-        Combined
             owned                     owned
1998
Q3           5,327         6,102        5,327           6,102
Q2           4,894         5,677        4,894           5,677
Q1           3,857         4,451        3,857           4,451
1997
Q4           2,888         3,296        2,888           3,296
Q3           2,375         2,790        3,196           3,611
Q2           1,506         2,078        2,973           3,543
Q1             979         1,443        2,262           2,726
1996
Q4             745         1,089        1,789           2,133
Q3             596           864        1,257           1,525
Q2             790         1,054        1,155           1,419
Q1             532           613          548             629

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

Multi-specialty surgery programs

The renewal of the Company's contracts with the hospital providers has become increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities are being driven to reduce costs and scaleback their operations, sometimes including the programs that the Company manages. The Company's existing contracts provide positive cash flow; however, the Company continues to reduce its providing of this service due to the difficult environment. In addition, budget reductions at the facilities have reduced the marketing and education programs, key elements to a successful surgery program.

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

General and administrative expenses increased in 1998 primarily due to additional costs incurred as a result of the acquisition of RCII. For the three and nine months ended September 30, 1998, the Company spent approximately $693 and $1,719, respectively, for marketing and advertising programs to educate and inform individuals about PRK and LASIK. Other expenses such as telephone, legal, insurance, and repairs and maintenance increased as the Company added new laser vision correction centers acquired from Summit.

Depreciation and amortization increased in 1998 compared to 1997 due to the increase in goodwill and property and equipment, primarily equipment, for the laser vision correction centers acquired from Summit.

Interest expense for the nine and three months ended September 30, 1998 decreased compared to the same periods in 1997 due to the repayment of bank indebtedness and capitalized lease obligations during the nine-month period. Interest income increased due to more funds on deposit in interest bearing accounts.

During the second quarter of 1998, the Company implemented a plan to restructure its operations by closing seven (7) of its centers, primarily centers acquired. Costs associated with the restructuring include $7,287 related to the write-off of goodwill and leasehold improvements and $677 for the accrual of leases termination and employee severance costs. As a result of the closings, the Company has certain lasers in storage. The restructuring provision includes $2,536 related to the write-down of these lasers to their net realizable value.

Liquidity and Capital Resources

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock for $10 million. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The net proceeds from this issuance, approximating $9,407,000 were used for general corporate purposes including the reduction of debt. During the three months ended September 30, 1998, 1,135 shares of Convertible Preferred stock and accrued dividends of $23 were converted into 796,251 shares of common stock.

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


The facility can be used to support letters of credit totaling not more than $2 million. Availability under the facility will be reduced in an amount equal to the capital costs financed under a lease facility provided by Information Leasing Corporation, an affiliate of Provident. The lease facility maximum is $2.5 million. In addition, the Company has the option to convert up to $3.5 million of borrowings under the facility to a term loan. On August 21, 1998 the Company borrowed $2.1 million from Provident under the credit facility on a term loan basis. The loan bears interest at 7.45% and requires monthly installments of $12 plus interest until June 30, 2002 at which time the remaining principal balance of $1.867 million becomes payable. The proceeds were used to purchase a certificate of deposit from Provident that matures on June 30, 2002. The certificate of deposit is recorded in other assets and interest is paid monthly at 5.7%

The new credit facility requires the Company to (i) maintain tangible net worth, defined as the sum of shareholders investment less goodwill of at least $14 million; (ii) permit the ratio of total liabilities less subordinated debt to tangible net worth to be greater than .75 to 1; and (iii), beginning with the quarter ended September 30, 1998, permit the ratio of the trailing twelve month EBITDA to the sum of current maturities of senior debt and capitalized leases plus interest expense to be less than 1.25 to 1.

On August 18, 1997, the Company issued 17,065,579 shares of its Common Stock for 100% of the issued and outstanding common stock of RCII, a majority-owned subsidiary of Summit. At the time of the acquisition, RCII owned and operated 19 laser refractive eye surgery centers and had management service agreements with six "centers of excellence" located at prestigious hospitals and university medical centers. The acquisition agreement required RCII to have a minimum cash balance of $10 million at closing. Shortly after the acquisition, the Company closed four of the RCII laser refractive eye surgery centers. In June 1998 the Company closed an additional six RCII centers. In addition, the Company closed the RCII corporate office in Waltham, MA and terminated certain administrative personnel.

The Company continues to focus on making its centers profitable rather than expansion. On November 3, 1998, the Company received notice that the FDA had approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX laser, which the Company has in each of its U.S. centers, can now treat nearsightedness, myopic astigmatism, and hyperopia. The Company believes that its ability to treat these disorders will result in increased procedures and profitability.

The Company's ability to fund its marketing and advertising program and planned capital expenditures will depend on its future performance, which to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated revenue growth, the Company believes that cash flow from operations and available cash, together with available borrowings under the credit facility from Provident will be adequate to meet these needs.

Year 2000

Generally, application programs have used two-digit fields to define the applicable year, rather than four-digit fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or computer shutdown.

The Company has completed an assessment of its computer software and hardware for compliance with Year 2000 and has determined that all business critical systems are compliant. Business critical systems include financial reporting systems and all lasers utilized in the Company's centers. Costs associated with the assessment were internal costs, were expensed as incurred and were immaterial. The Company has not verified or tested compliance with their telemarketing information system; however, management is in the process of purchasing a new telemarketing system that will be Year 2000 compliant and installed in the first quarter of 1999. The cost of this new system will be included in the capital expenditures of the Company and it is anticipated that the cost will exceed $200.

The Company has also completed an assessment of external risks associated with Year 2000. Although management does not believe that such external risks are significant, the loss of power or other telecommunication link difficulties could disrupt the operations of the Company.
Part II.  Other Information

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

Item 2.          Changes in Securities.
                 None

Item 3.          Defaults upon Senior Securities.
                 None

Item 4.          Submission of Matters to a Vote of Security Holders

     A Special Meeting of Stockholders was held on October 16, 1998. Stockholders were solicited for the purpose of voting on two issues. 71.192% of the 37,242,468 issued and outstanding shares as of September 15, 1998, the record date, were represented at the meeting in person or by proxy. The two issues were approved. The results of the voting on each issue follows.

          (i) Approve the issuance of an indeterminable number of shares of the company's Common Stock issuable upon conversion of shares of 6% Series B-1 and B-2 Convertible Preferred Stock, outstanding or to be outstanding, for purposes of complying with the stockholder approval requirements of The Nasdaq Stock Market.

          For                18,200,676
          Against               710,391
          Abstain               116,207
          Not Voted           7,486,301

          (ii)     Approve and adopt the Company's 1998 Long Term
Stock Incentive Plan.

          For                25,498,335
          Against               885,183
          Abstain               130,057


Item 5.          Other Information.
                 None

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)     Exhibits

                    Exhibit
                    Number        Description of Exhibit
                    -------     --------------------------
                      10        $2,100,000 Promissory Note
                                dated September 1, 1998

                      27        Financial Data Schedule

                      (b)       Reports on Form 8-K.

                      1) Form 8-K dated August 25, 1998,
                      responding to the decline in the
                      Company's stock price.

                      2) Form 8-K dated September 28, 1998,
                      announcing the naming of
                      T. Jeffrey Dowdle as Vice President
                      and Director of Marketing.

                      3) Form 8-K dated October 5, 1998,
                      announcing procedure volume at the Company's centers for the three and nine months ended
                      September 30, 1998.

                      4) Form 8-K dated November 3, 1998
                      announcing (i) the Company's third quarter
                      1998 earnings and (ii) announcing that all of the Company's U.S. centers are equipped with VISX lasers approved by the FDA for the treatment of hyperopia.






                              Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.



Date: November 11,1998              /s/ Stephen N. Joffe
                                        Stephen N. Joffe
                                        President and Chief
                                        Executive Officer



Date: November 11,1998              /s/ Larry P. Rapp
                                        Larry P. Rapp
                                        Chief Financial Officer
Exhibit 10

                        PROMISSORY NOTE

                                                 Cincinnati, Ohio
$2,100,000                                       September 1, 1998

     FOR VALUE RECEIVED, the undersigned, Stephen N. Joffe and Sandra F.W. Joffe, jointly and severally (the "Payors"), promise to pay to the order of LCA-Vision Inc., a Delaware corporation with its principal place of business located at 7840 Montgomery Road, Cincinnati, Ohio 45236 (referred to herein as the "Payee"), the principal amount of two million one hundred thousand dollars ($2,100,000), plus interest at the rate of eight and 50/100 percent (8.50%) per annum. All sums due hereunder, including accrued and unpaid interest and outstanding principal, shall be due and payable in full upon the maturity of this Promissory Note which shall be September 26, 2005.

     This Promissory Note is subject to the following additional terms:

      1. Place of Payment. All payments hereunder shall be payable at the address of Payee specified above, or at such other address as Payee may from time to time designate pursuant to Section 2 hereof or as may be agreed upon by Payors and Payee.

     2. Notices. Any notice required or permitted to be given pursuant to the terms of this Promissory Note shall be in writing and shall be deemed to have been received two days after being deposited in the mail by certified or registered mail, return receipt requested, postage prepaid, and addressed as specified above.

     3. Applicable Law and Jurisdiction. This Promissory Note shall be governed by and interpreted under the laws of the State of Ohio applicable to contracts made and to be performed herein, without giving effect to the principles of conflicts of laws.

      4. Prepayments. Any or all amounts due under this Promissory Note may be prepaid in full or in part, at any time, without penalty.

      5. Interest Calculation. Interest shall be calculated on the basis of a 360 days per year factor applied to the actual days on which there exists an unpaid balance hereunder.

      6. Notice of Presentment, Etc. Payor hereby waives notice of demand, notice of protest, protest, presentment for payment, and diligence in bringing suit against Payor under the occurrence of any event, circumstance or condition of default.

     7. Assignment. This Promissory Note may not be assigned by Payors.

     8. Security Interest. Stephen N. Joffe hereby grants to Payee, as security for payment of this Promissory Note, with full right of setoff, a security interest in and to that certain promissory note dated September 27, 1995 made by Payee in favor of the said Stephen N. Joffe in the principal amount of $3,307,435. Sandra F.W. Joffe hereby grants to Payee, as security for payment of this Promissory Note, with full right of setoff, a security interest in and to that certain promissory note dated September 27, 1995 made by Payee in favor of the said Sandra F.W. Joffe in the principal amount of $1,066,942.

     This Promissory Note is dated as of the 1st day of September,
1998.
                                  /s/  Stephen N. Joffe
                                       Stephen N. Joffe


                                  /s/  Sandra F.W. Joffe
                                       Sandra F.W. Joffe

Witnessed by: P.A. Kassar