Form 10KSB
period 1998-12-31
LCA VISION INC
filed 1999-02-19
CIK 1003130

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549
                    ________________________


                         FORM 10-KSB
                    ________________________

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal  Commission file number 0-27610
 Year ended
 December 31, 1998
                      LCA-VISION INC.

A Delaware   I.R.S. Employer Identification No. 11-2882328
Corporation

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

           ________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

           ________________________

As of February 5, 1999 the latest practicable date, 42,604,544 shares of Common Stock were outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$32,859,600 at that date.


                     ________________________

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB into which the document is incorporated: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed on or prior to April 1, 1999 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):
      Yes ____         No _____X _____  In 1998, the SEC issued guidelines
to make shareholder
communications more understandable. We have written our Form 10-
KSB including the Management's Discussion and Analysis and financial statements in plain English to help you better understand our business and what we've done.

                            PART I

Item 1.     Description of Business.

Background and History of Company

LCA-Vision Inc. (the "Company" or "LCA-Vision") was incorporated in Delaware in 1987 under the name Kessef Technologies Inc. In 1988, Kessef Technologies Inc. merged with Maxoil Incorporated, a California corporation, under the charter of Kessef Technologies Inc. The name was changed to Maxoil Incorporated. Maxoil Incorporated formerly operated a business developing, managing and syndicating oil and gas investments and in 1988 had completed an initial public offering issuing 1,500,000 shares of its common stock to the public. Since December 31, 1993, Maxoil Incorporated had been an inactive, non-operational corporation.

In July, 1995, Stephen N. Joffe, M.D. purchased a majority of the outstanding shares of the common stock and preferred stock of Maxoil Incorporated, amended the Certificate of Incorporation to change the name to LCA-Vision Inc., and effected a one-for-ten reverse stock split. The corporate headquarters were moved to 7840 Montgomery Road, Cincinnati, Ohio.

On August 31, 1995, LCA Canada Inc., a wholly-owned subsidiary of LCA-Vision, acquired all of the stock of the Toronto Laservision Centre, Inc. On September 29, 1995, Laser Centers of America, Inc., a Delaware corporation ("LCA") founded by Stephen Joffe, merged into LCA-Vision.

The shares of LCA-Vision were quoted on Nasdaq's over-the-counter electronic bulletin board under the symbol LCAV. On January 25, 1996, LCA-Vision common stock began trading on the Nasdaq SmallCap Market.

On August 18, 1997 the Company purchased all of the outstanding shares of Refractive Centers International, Inc. ("RCII"), a majority owned subsidiary of Summit Technology, Inc. ("Summit"). The Company purchased from Summit 5,000,000 shares of RCII's common stock, par value $.01 in exchange for 16,164,361 newly-issued shares of LCA-Vision common stock. Prior to the purchase, 19 individuals had held options for 312,500 shares of RCII common stock, 278,767 of which were exercisable. These individuals exercised their options and the Company also purchased all 278,767 shares of RCII common stock owned by them in exchange for 901,218 newly-issued shares of Common Stock. As a result of these transactions, the Company issued a total of 17,065,579 shares of its Common Stock for 100% ownership RCII's common stock.

Business Overview

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). On November 3, 1998, the United States Food and Drug Administration ("FDA") approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX Star S2 laser, which we have in each of our U.S. centers, can now be used for correcting nearsightedness, myopic astigmatism, and hyperopia. Only excimer lasers approved by the FDA are used in our U.S. centers.

We also manage laser and minimally invasive surgical procedures at several hospitals and ambulatory surgical centers on a contract basis. We are generally compensated based on procedures performed; increased surgical volume; reduced surgical costs; or a combination of these. We may also receive compensation for conducting the marketing programs and educating the surgical staffs of the facilities.

Laser Refractive Surgery Centers

Our laser refractive surgery centers provide the facilities, equipment and support services necessary for physicians to perform various corrective eye surgeries that employ state-of-the-art laser technologies. Each center is equipped with one or more excimer laser systems in addition to corneal topography instruments, ophthalmic examination equipment, computer systems and standard office equipment. Physicians who have completed extensive FDA-mandated training sessions and have met our qualification criteria, use our facilities to perform laser refractive surgery on an out-patient basis.

The most common procedures performed at the centers are LASIK (laser in situ keratomileusis) and PRK (photorefractive keratectomy) to treat nearsightedness, astigmatism and farsightedness. PRK is an outpatient procedure performed with an excimer, whereby submicron layers of tissue are ablated (removed) from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. LASIK is an advanced outpatient procedure, also using an excimer laser. As new laser-based surgical procedures are approved by the FDA, we plan to accommodate the service requirements for these procedures as well, to the extent feasible at that time.

The results of an internally-prepared study of the initial 1,150 procedures performed at our U.S. centers indicated that, of those procedures with at least six months of follow-up, 85% of the eyes were corrected to between 20/20 and 20/25 and 97% were corrected to at least 20/40.

Operation of Centers

Our operations generally consist of providing to credentialed physicians fully-equipped and staffed laser surgery centers, which these physicians use to perform laser refractive surgery and other ophthalmic procedures. We also provide management services, including billing and marketing functions, and educational programs. We are compensated for a physician's use of the Company's centers and support services.

We seek to differentiate our centers in the marketplace by providing locations and treatment environments that meet patient and doctor preferences. Physicians who use our facilities are able to concentrate on treating patients and are free from the financial and management requirements associated with establishing and operating a surgery center. Additionally, participating physicians benefit from our marketing skills and programs (such as our toll-free 800 numbers) for identifying and capturing potential new patients. Finally, many of the administrative and financial functions are performed more efficiently and cost-effectively in a centralized operation.

Laser refractive surgery is not generally reimbursable by third-party payors. To accommodate patients, we offer several financing alternatives. Patients can pay for the procedure with cash, check, money order or credit card. We also offer information regarding installment plans, insurance coverage, home equity loans and payment through employer flexible benefit plans. We bear minimal or no credit risk for any of these options.

Marketing

Our marketing program adopts a two-pronged approach to promoting laser refractive surgery. It is designed to advertise laser refractive surgery directly to consumers through television, print, media and direct marketing. In addition, our personnel work directly with ophthalmologists to increase the number of credentialed physicians who are knowledgeable about and use our centers to perform laser refractive surgery.

We utilize lasers manufactured by VISX Incorporated at our U.S.
laser refractive surgery centers and one each of Nidek, Chiron and Summit at our non-U.S. laser refractive surgery centers. VISX lasers are subject to a royalty fee of $260 per procedure performed in the U.S.

Competition

Laser refractive surgery, whether performed at one of our centers or elsewhere, competes with several surgical and non-surgical treatments to correct refractive disorders including eyeglasses, contact lenses, other types of refractive surgery (such as radial keratotomy) and corneal implants. In addition, other technologies currently under development may ultimately prove to be more attractive to consumers than laser refractive surgery.
We face competition from other providers of laser refractive surgery. Eye care services in the U.S., including laser refractive surgery, are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care centers. Laser refractive surgery chains, such as us, are a specialized type of multi-site eye care center that primarily provide laser refractive surgery. Among the laser refractive surgery center chains, we believe we are one of the largest providers in terms of number of facilities in the U.S.

In addition to competition from other chains of laser refractive surgery centers, we face competition from hospitals, clinics and ophthalmologists, either as sole practitioners or as a group, who practice in the same geographic area as one of the centers. Furthermore, retail optical chains could potentially provide laser refractive surgery. Certain chains have entered the laser refractive surgery market. Management believes they have had limited success and have cut back their involvement in the industry. Other retail optical chains are not currently focusing on providing laser refractive surgery.

Employees

As of December 31, 1998, we had 145 employees, 99 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced a work stoppage.

Trademarks

Our trademarked names have not yet been formally registered.
Where the trademark symbol is used, it is our intention to claim a trademark on such names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time we continue to use them. At some point in the future, we plan to formally register our trademarks with the U.S. Trademark Office.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems. There are two companies, Summit and VISX, Incorporated, whose excimer laser systems have been approved by the FDA for commercial sale in the U.S. The FDA has given preliminary approval for the excimer lasers manufactured by Autonomous Technologies, Inc. and Nidek to be marketed in the U.S.

Government Regulation

Our operations are subject to extensive federal, state and local laws, rules and regulations affecting the health care industry and the delivery of health care. These include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by state and federal law.

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in appropriate circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers which in turn would have a material adverse effect on our business, financial condition and results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Summit or any other manufacturers that supply or may supply excimer lasers to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.
Item 2.  Properties

Our corporate headquarters and one of our laser refractive surgery centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser refractive surgery centers are generally in professional office buildings. The laser refractive surgery centers include laser surgery rooms, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,000 to 6,700 square feet; with expiration dates ranging from September 30, 1999 to December 31, 2004. We consider all of our centers to be well-suited to our present and currently anticipated future requirements. We do not believe that any of the leases is material. The following table describes the locations of our laser refractive surgery centers at December 31, 1998:



                          Leased/        Aggregate Annual
Location                   Owned          Lease Payment

Concord, CA               Leased             50,973
Newport Beach, CA         Leased             66,594
San Bernardino, CA        Leased             58,130
San Jose, CA              Leased             54,687
Torrance, CA              Leased             58,123
Helsinki, Finland         Leased           --------
Clearwater, FL            Leased             51,546
Schaumburg, IL            Leased             51,786
Annapolis, MD             Leased             22,403
Baltimore, MD             Leased             93,621
Bethesda, MD              Leased             54,098
Edina, MN                 Leased             62,942
Charlotte, NC             Leased             62,817
Albany, NY                Leased             70,637
Amherst, NY               Leased             67,248
Centerville, OH           Leased             55,148
Cincinnati, OH             Owned            -------
Columbus, OH              Leased             35,553
Holland, OH               Leased             83,719
Worthington, OH           Leased             38,625
Ft. Erie, Ontario,
  Canada                  Leased              6,891
Willowdale, Ontario,
  Canada                  Leased             84,921
Falls Church, VA          Leased             63,985


(1) Annapolis, Baltimore and Helsinki are leased through joint ventures. The rent for the Helsinki center is included in the monthly administration fee charged by the manager which is one of the investors.

The above table does not include the locations or annual rent for centers that have been closed and we are the sublessor. We are actively pursuing a subtenant for the Worthington location.

Item 3. Litigation

We are a defendant and counter-claimant in a case entitled Cabrini Development Council, et al. v. LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of the State of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York. Also named as co-defendants are various current and former employees, officers and directors. The case arises out of the operations of a New York limited liability company (the "LLC") which had been formed by us, the plaintiffs and a New York professional corporation (the "PC") owned by certain physicians for the purpose of opening and operating a Laser Refractive Surgery center or centers in New York City. Business activities commenced in 1995, but were unprofitable. After the LLC's resources were exhausted, we paid its operating costs for a period of time. In August, 1997, after further losses and after the parties were unable to come to a final understanding as to their respective rights and obligations, the operations of the LLC ceased.

In the complaint, the plaintiffs allege breaches of our obligations as a member of the LLC, and have demanded both substantial damages and equitable relief. We have filed an answer denying the allegations of the complaint, and asserting counterclaims against the plaintiffs seeking substantial damages, alleging that the plaintiffs wrongfully failed to match the capital contributions made by us to the LLC. We believe that the plaintiffs' claims are without merit and intend to vigorously defend the action and pursue our counterclaims.

After commencement of the above action, we filed an action against the PC seeking damages for its failure to pay the capital contributions required of it to the LLC. The PC has counterclaimed alleging a right to be indemnified for its losses relating to the LLC's operations.

Both actions are in the discovery stage. In the opinion of management neither action will have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.
                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

Our Common Stock is listed on the Nasdaq SmallCap Market under the symbol "LCAV." There were approximately 3,249 holders of record of our Common Stock on February 1, 1999.

The following table sets forth, for the periods indicated, as reported on the Nasdaq SmallCap Market, the range of high and low closing prices. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



                         1998                    1997
                   High         Low       High         Low

First Quarter      $2.125       $ 0.844   $ 6.875      $ 2.375
Second Quarter      4.156         1.688     7.125        2.688
Third Quarter       3.500         1.250     3.875        2.750
Fourth Quarter      1.500         1.000     3.625        1.000


We did not pay any cash dividends during the year ended December 31, 1998 and do not anticipate doing so in the future. Our loan agreement with our principal lender prohibits us from declaring or paying any dividend or distributions, except stock dividends, on our capital stock without the lender's approval.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis or Plan of Operation.

"Management's Discussion and Analysis or Plan of Operation" is an analysis of our operating results over the past three years. It explains why our revenues and costs changed, our overall financial condition, and other matters including the Year 2000 Issue.

The Notes to Consolidated Financial Statements provide more information on our consolidated financial statements. For example, the Notes give breakdowns of some amounts in the statements, explain how we calculated certain amounts, and describe some of our important accounting policies.

Overview (dollars in thousands, except where noted)

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). On November 3, 1998, the FDA approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX Star S2 laser, which we have in each of our U.S. centers, can now be used for correcting nearsightedness, myopic astigmatism, and hyperopia. We also manage multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue is derived from three sources: (i) fees for surgeries performed at our laser refractive surgery centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) other including fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources.

Operating expenses are classified as follows: (a) direct operating expenses which include: (i) laser refractive surgery centers - labor, physician fees, royalty fees (paid to the manufacturers of the FDA-approved lasers of $260 per procedure), facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - labor; and (iii) other services and products - labor and cost of products sold; (b) general and administrative expenses which primarily include headquarters staff expenses and other overhead costs; (c) marketing program costs; (d) center pre-opening expenses which include direct costs incurred prior to opening a laser vision correction center; and (e) depreciation and amortization.

Results of Operations

On August 18, 1997, we purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII"), a majority-owned subsidiary of Summit Technology, Inc. (the "Acquisition") for 17,065,579 shares of our common stock. The Acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof. The results of operations for the year ended December 31, 1997 include the revenues and expenses of RCII subsequent to August 18, 1997.

Sources of Revenues

The table below summarizes our sources of revenue and their annual growth or decline:



                                   1998     1997     1996

Laser refractive surgery        $32,963  $12,917   $3,715
     Growth rate                   155%     248%      N/A

Surgery management contracts      1,496    3,064    4,665
     Growth rate                   -51%     -34%     -30%

Other                               741    1,613    5,380
     Growth rate                   -54%     -70%     -23%

Total                            35,200   17,594   13,760


Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professionals fee. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three years ended December 31, 1998 were (dollars in thousands, except per procedure information):


                                  1998     1997     1996

Revenue                      $  32,963 $ 12,917  $ 3,715

Direct costs                    23,625   10,790    3,818

Contribution                     9,338    2,127    (103)


Our results of operations in any period are significantly affected by the number of laser vision correction procedures performed.

The following table illustrates the growth of laser vision correction procedures performed at our centers. Combined procedures include those performed at investee centers. We record the results of our investee centers using the equity method.



         Wholly-owned                         Combined
     1998     1997     1996           1998     1997     1996

Q4  5,686    2,888      745          6,791    3,400    1,089
Q3  5,327    2,375      596          6,102    2,794      864
Q2  4,891    1,506      790          5,737    2,078    1,054
Q1  3,887      979      532          4,450    1,443      613


In 1998 approximately 77% of the combined procedures performed were LASIK.

Our growth and profitability are predicated on increases in procedure volume. Industry sources estimate that 450-500 thousand procedures were performed in the U.S. in 1998. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, we expect an increase in procedure volume.

Surgery management contracts

We reduced the extent to which we provide this service due to the difficult business environment. The renewal of our contracts with the hospital providers became increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities were being driven to reduce costs and scaleback their operations, sometimes including the programs that we managed. In addition, budget reductions at the facilities reduced the marketing and education programs, key elements to a successful surgery program.

Expenses

The increase of direct operating expenses is primarily a result of our expansion into the laser refractive surgery business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. Certain of these costs will become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to the other sources of revenue are more variable and fluctuate generally with the level of revenue.

We now have VISX Star S2 lasers in all of our U.S. centers. The
VISX lasers are leased and the monthly payments are recorded as direct operating expense.

Depreciation and amortization increased in 1998 compared to 1997 due to the increase in goodwill and property and equipment, primarily equipment, for the laser vision correction centers acquired from Summit.

During the second quarter of 1998, we implemented a plan to restructure its operations by closing seven of our centers, primarily centers acquired. Costs associated with the restructuring include $7,287,000 related to the write-off of goodwill and leasehold improvements and $677 thousand for the accrual of leases termination and employee severance costs. As a result of the closings, the Company has certain lasers in storage. The restructuring provision also includes $2,536,000 related to the write-down of these lasers to their net realizable value. The balance of the accrual at December 31, 1998 was $748 thousand and relates to facility rent and severance.

Equity in income from unconsolidated businesses increased because of their increased profitability. Interest expense decreased due to the significant reduction in debt. Interest income increased because we had cash to invest in overnight cash equivalents.

Liquidity and Capital Resources

On May 11, 1998 the Company issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock for $10 million. Each share has a par value of $0.001 per share and a stated value of $1,000 per share. The net proceeds from this issuance, approximating $9,463,000 were used for general corporate purposes including the reduction of debt. As of December 31, 1998, 4,298 shares of Convertible Preferred stock and accrued dividends of $117 thousand were converted into 4,088,856 shares of common stock.
On June 29, 1998 the Company entered into an $8 million credit facility with The Provident Bank ("Provident"). In addition, the company repaid the borrowings from, and terminated its credit relationship with The Fifth Third Bank. The new credit facility, as amended, matures on June 30, 2000 and bears interest at 1/2% above Provident's prime rate. Interest on borrowings under the line of credit is payable monthly. The facility is collateralized by a blanket lien on all of our assets including a mortgage on the headquarters building.

The facility can be used to support letters of credit totaling not more than $2 million. Availability under the facility will be reduced in an amount equal to the capital costs financed under a lease facility provided by Information Leasing Corporation, an affiliate of Provident. The lease facility maximum is $2.5 million. In addition, we have the option to convert up to $3.5 million of borrowings under the facility to a term loan. On August 21, 1998 we borrowed $2.1 million from Provident under the credit facility on a term loan basis. The loan bears interest at 7.45% and requires monthly installments of $12 thousand plus interest until June 30, 2000 at which time the remaining principal balance of $1.705 million becomes payable. The proceeds were used to purchase a certificate of deposit from Provident that matures on June 30, 2000. The certificate of deposit is recorded in other assets and interest is paid monthly at 5.7%

The credit facility also supports letters of credit and leased assets totaling $1.1 million at December 31, 1998. The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee of .25% based on the unused portion. At December 31, 1998 we had $4.9 million available to us under the credit facility.

We are required to maintain certain financial ratios and amounts for the credit facility to be available for our use. We are to maintain tangible net worth of at least $14 million and the ratio of total liabilities less subordinated debt to tangible net worth must be greater than .75 to 1. The credit facility defines tangible net worth as Shareholders' Investment plus Subordinated Debt less unamortized Goodwill as shown on our Consolidated Balance Sheets. Beginning with the quarter ended December 31, 1998 the ratio of our earnings before interest expense, taxes and depreciation and amortization ("EBITDA") on a trailing 12 month basis must be greater than 1.5 times the sum of our current maturities of capital lease obligations, trailing 12 months interest expense and $140 thousand.

On August 18, 1997, we issued 17,065,579 shares of our Common Stock for 100% of the issued and outstanding common stock of RCII, a majority-owned subsidiary of Summit. At the time of the acquisition, RCII owned and operated 19 laser refractive eye surgery centers and had management service agreements with six "centers of excellence" located at prestigious hospitals and university medical centers. The acquisition agreement required RCII to have a minimum cash balance of $10 million at closing. Shortly after the acquisition, we closed four of the RCII laser refractive eye surgery centers. In June 1998, we closed an additional six RCII centers. In addition, we closed the RCII corporate office in Waltham, MA and terminated certain administrative personnel.

We continue to focus on making our centers profitable rather than expansion. On November 3, 1998 we received notice that the FDA had approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX Star S2 laser, which we have in each of our U.S. centers, can now treat nearsightedness, myopic astigmatism, and hyperopia. Management believes that our ability to treat these disorders will result in increased procedures and profitability.

The ability to fund our marketing and advertising program and planned capital expenditures will depend on our future performance, which to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations and anticipated revenue growth, we believe that cash flow from operations and available cash, together with available borrowings under the credit facility from Provident will be adequate to meet these needs.

Year 2000 Issue

Generally, application programs have used two-digit fields to define the applicable year, rather than four-digit fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or computer shutdown.

We have completed an assessment of our computer software and hardware for compliance with Year 2000 and have determined that all business critical systems are compliant. Business critical systems include financial reporting systems and all lasers utilized in our centers. Costs associated with the assessment were internal costs, were expensed as incurred and were immaterial. We have not verified or tested compliance with our telemarketing information system; because we are in the process of purchasing a new telemarketing system that will be Year 2000 compliant and installed and operational by September 30, 1999. The cost of this new system will be included in our capital expenditures or leased. We expect the cost to exceed $200 thousand. We have also completed an assessment of external risks associated with Year 2000. Although management does not believe that such external risks are significant, the loss of power or other telecommunication link difficulties could disrupt our operations.

Impact of Recently Issued Accounting Standards

In 1998 we adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information."

SFAS No. 130 established standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on our financial statements because our net loss approximates comprehensive income.

SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. We now operate in one segment - laser refractive surgery. The adoption of SFAS No. 131, which affected disclosures only, had no impact on our consolidated results of operations, financial condition, or cash flows.

The FASB issued in 1998 Statements No. 132, "Employees Disclosures about Pensions Benefits", No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (an amendment of FASB Statement No. 65). These Statements do not currently have an impact on us because we have no activities covered by them.

Item 7.  Financial Statements.

Our consolidated financial statements for the year ended December
31, 1998, are included in this Annual Report on Form 10-KSB in their entirety immediately following the signature pages hereto.

Item 8.  Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure.

Not applicable.
                           PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act.


The information required by this item is incorporated by reference to our 1999 Proxy Statement to be filed on or prior to April 12, 1999.

Item 10.  Executive Compensation.

The information required by this item is incorporated by reference to our 1999 Proxy Statement to be filed on or prior to April 12, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The information required by this item is incorporated by reference to our 1999 Proxy Statement to be filed on or prior to April 12, 1999.

Item 12.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our 1999 Proxy Statement to be filed on or prior to April 12, 1999.
                            PART IV
Item 13.  Exhibits and Reports on Form 8-K.



Exhibit
Number  Description of Exhibit

3(a)(i)   Amended Certificate of Incorporation of
          Registrant                                   Note A

3(a)(ii)  Amended Certificate of Designation as
          to Interim Preferred Stock                   Note H

3(a)(iii) Amended Certificate of Designation as
          to Series B-1 Convertible Preferred Stock    Note G

3(b)      Amended Bylaws of Registrant                 Note A

10(a)     LCA-Vision Inc. 1995 Long-Term Stock
          Incentive Plan                               Note B

10(b)     LCA-Vision Inc. Directors' Non-Discretionary
          Stock Option Plan                            Note B

10(c)     LCA-Vision Inc. 401(k) Plan                  Note A

10(d)     Loan Agreement dated June 29, 1998
          between Registrant and The Provident Bank    Note C

10(e)     LCA-Vision Inc. 1998 Long-Term
          Stock Incentive Plan                         Note E

10(f)     Promissory Note between the Registrant
          and its major stockholders                   Note F

10(g)     Convertible Preferred Stock Purchase
          Agreement between Registrant and Certain
          Purchasers date as of May 8, 1998            Note G

10(h)     Agreement between Registrant and
          Donaldson, Lufkin & Jenrette Securities
          Corporation dated May 4, 1998                Note G

21        Subsidiaries of Registrant

23        Consent of PricewaterhouseCoopers LLP

24        Powers of Attorney                           Note D

27        Financial Data Schedule
/TABLE

NOTE REFERENCES:
     A.     Incorporated by reference to the Company's
            Registration Statement on Form 10-SB No. 0-27610, which became effective on January 25, 1996.

     B.     Incorporated by reference to the Company's Annual
            Report on Form 10-KSB for the year ended December 31, 1995.

     C.     Incorporated by reference to Form 8-K filed July 2,
            1998

     D. Contained on the first page of the signature pages contained in this report.

     E.     Incorporated by reference to the Company's Proxy
            Statement relating to its October 16, 1998 Special
            Stockholders Meeting

     F.     Incorporated by reference to Form 10-QSB filed
            November 12, 1998

     G.     Incorporated by reference to Form 10-QSB filed May 15,
            1998

     H.     Incorporated by reference to Form 8-K filed December
            4, 1996

     (b)    Reports on Form 8-K

     (1) Form 8-K dated January 7, 1999 announcing fourth quarter and year 1998 procedure volume and growth rates.

     (2) Form 8-K dated February 11, 1999 announcing results for the quarter and year ended December 31, 1998.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-KSB dated February 16,1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LCA-Vision Inc.


Date: February 16, 1999    By: /s/ Stephen N. Joffe

                                Stephen N. Joffe, Chairman and
                                Chief Executive Officer


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

Principal Executive Officer:                    Date:


                       Chairman and             February 16, 1999
/s/ Stephen N. Joffe   Chief Executive Officer
Stephen N. Joffe

Principal Financial and Accounting Officer:


                       Chief Financial Officer  February 16, 1999
/s/ Larry P. Rapp      and Treasurer
Larry P. Rapp

Directors:                                      Date:



/s/ Stephen N. Joffe   Director                 February 16, 1999
Stephen N. Joffe


/s/ William O. Coleman Director                 February 16, 1999
 William O. Coleman


/s/ John H. Gutfreund  Director                 February 16, 1999
John H. Gutfreund


 /s/  John C. Hassan   Director                 February 16, 1999
John C. Hassan
                   INDEX TO CONSOLIDATED
                   FINANCIAL STATEMENTS


                                                    Page Number
Description                                        in this Report

Report of Management                                     15

Report of Independent Accountants                        15

Consolidated Balance Sheets
     as of December 31, 1998 and 1997                    16

Consolidated Statements of Operations
     for the years ended December 31, 1998,
     1997 and 1996                                       17

Consolidated Statements of Cash Flows
      for the years ended December 31, 1998,
      1997 and 1996                                      18

Consolidated Statements of Shareholders' Investment
      for the years ended December 31, 1998, 1997
      and 1996                                           19

Notes to Consolidated Financial Statements               21

                     REPORT OF MANAGEMENT

We, the management of LCA-Vision Inc., are responsible for the consolidated financial statements and the information and representations contained in this report. The Company prepared the financial statements in accordance with generally accepted accounting principles based upon available facts and circumstances and management best estimates and judgements of known conditions.

We maintain an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. PricewaterhouseCoopers LLP, independent accountants, audit the financial statements and express their opinion on them. They perform their audit in accordance with generally accepted auditing standards.

The Audit Committee of the Board of Directors, which consists of our outside Directors, meets periodically with management and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. The staff of PricewaterhouseCoopers LLP has free access to the Audit Committee.





/s/Stephen N. Joffe                     /s/Larry P. Rapp
Stephen N. Joffe                        Larry P. Rapp
Chairman of the Board and               Chief Financial Officer
Chief Executive Officer                 and Treasurer



               REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of LCA-Vision Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' investment, and cash flows present fairly, in all material respects, the financial position of LCA-Vision Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 5, 1999

                   CONSOLIDATED BALANCE SHEETS


                   Dollars in Thousands, Except Per Share Amounts
At December 31,                                 1998         1997
Assets
Current assets:
     Cash and cash equivalents             $   6,496     $  2,780
     Cash held in escrow                                    5,900
     Accounts receivable, net                  1,119        2,047
     Prepaid expenses, inventory and other     1,416        1,892
                                            --------      -------
 Total current assets                          9,031       12,619
                                            --------      -------
Property and equipment, net                    9,433       18,462
Goodwill, net                                  8,304       11,987
Obligations due from shareholders, net           471
Investment in unconsolidated businesses          520          250
Other assets                                   3,618        1,209
                                            --------      -------
Total assets                               $  31,377     $ 44,527
                                           =========      =======
Liabilities and Shareholders' Investment
Current liabilities
     Accounts payable                       $  2,030     $  1,831
     Accrued liabilities and other             2,637        2,304
     Debt maturing in one year                   787       10,182
                                             -------       ------

Total current liabilities                      5,454       14,317
                                             =======       ======

Obligations due to shareholders, net                        2,146
Long-term debt                                 2,724        1,350

Commitments and contingencies

Shareholders' investment
     Preferred stock                           7,687        2,522
     Common stock ($0.001 par value;
       40,973,741 shares and
       36,664,816 shares issued)                 103           96
     Contributed capital                      41,701       36,776
     Accumulated (deficit)                   (25,664)     (12,446)
     Foreign currency translation
       adjustment                                (14)       (  21)
                                              ------       ------
                                              23,813       26,927
   Less common stock in treasury at cost          30           30
   Less accrued preferred stock dividend         584          183
                                              ------       ------
                                              23,199       26,714

Total liabilities and shareholders'
investment                                  $ 31,377     $ 44,527
                                             =======      =======



         See Notes to Consolidated Financial Statements

              CONSOLIDATED STATEMENTS OF OPERATIONS



                   Dollars in Thousands, Except Per Share Amounts
Years Ended
December 31,                          1998      1997        1996
Revenues
 Laser refractive surgery          $32,963     $12,917     $3,715
 Surgery management contracts        1,496       3,064      4,665
 Other                                 741       1,613      5,380
                                    ------      ------     ------

                                    35,200      17,594     13,760

Direct costs of
 Laser refractive surgery           23,625      10,790      3,818
 Surgery management contracts          466         977      1,738
 Other                                 372         959      2,176
                                    ------      ------     ------

                                    24,463      12,726      7,732

General and administrative
 expenses                            7,961       6,747      5,663
Marketing and advertising            2,183       1,259      1,664
Depreciation and amortization        3,521       2,511      1,597
Restructuring provision             10,500       1,100
  Other                                            162        225
                                    ------      ------     ------

Operating (loss)                   (13,428)    ( 6,911)    (3,121)

Equity in earnings (losses) from
  unconsolidated businesses            354         (27)   (   906)
Interest expense                       786       1,140        770
Interest income                        441         216         89

Other income                           358         77         651
                                    ------      -----       -----

(Loss) before taxes on income      (13,061)    (7,785)     (4,057)

Taxes on income                        157         68
                                    ------      -----       -----
Net (loss)                         (13,218)    (7,853)     (4,057)


Preferred stock dividends              518        183
                                    ------      -----       -----

(Loss) applicable to common
  stock                          $(13,736)    $(8,036)    $(4,057)
                                 ========     =======     =======

(Loss) per common share
     Basic                       $  (0.36)   $  (0.30)    $ (0.21)
     Diluted                     $  (0.36)   $  (0.30)    $ (0.21)

Weighted average shares
outstanding -
     Basic                     37,669,471  26,709,184  19,609,505
     Diluted                   37,669,471  26,709,184  19,609,505



         See Notes to Consolidated Financial Statements

/TABLE

              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            (Dollars in Thousands)
Years Ended
December 31,                       1998         1997         1996
Cash flows from operating
activities
Net (loss)                   $  (13,736)   $ ( 8,036)   $ ( 4,057)

Adjustments to reconcile
 net (loss) to net cash
 provided (used) by
 operating activities:
   Depreciation and
    amortization                  3,521        2,511        1,597
    Restructuring provision      10,500        1,100
   Equity in (income) loss
    of unconsolidated
    businesses                     (354)          27          906
   Other items, net                                        (  378)
   Changes in certain assets
    and liabilities, net of
    effects from acquisition of
    businesses
      Accounts receivable           424         (989)       1,044
      Prepaid expenses, inventory
       and other                    476          334          (14)
      Accounts payable              199          824           49
      Accrued liabilities and
       other                         69          219         ( 41)
                                  -----        -----        -----
Net cash provided (used) by
  operating activities            1,099       (4,010)        (894)
                                  -----        -----        -----
Cash flows from investing
  activities
    Cash acquired in
     acquisition of business                  10,007
    Purchase of property and
     equipment                   (1,946)        (603)     ( 2,747)
    Proceeds from sale of
     property and equipment       1,211                       133
    Investment in
     unconsolidated businesses,
      net                                                 ( 1,099)
    Loans and advances to
     affiliated companies           570                      (713)
    Loans to shareholders        (2,100)

    Purchase of certificate of
     deposit                     (2,100)
    Other, net                     (382)         (64)         809
                                 ------
Cash provided (used) in
  investing activities           (4,747)       9,340      ( 3,617)
                                 ------        -----       ------
Cash flows from financing
 activities
  Proceeds from bank
   borrowings                     2,100        6,280        3,438
  Repayment of bank borrowings   (9,651)
  Principal payments of
   long-term debt and capital
    lease obligations              (482)      (3,743)        (545)
  Proceeds from sale of
   convertible preferred
   stock, net                     9,463
  Proceeds from issuance of
   common stock                      51           56          100
  Other, net                        (17)          33         (345)
                                  -----
Net cash provided by
  financing activities            1,464        2,626        2,648
                                  -----        -----        -----
Increase (decrease) in cash
  and equivalents                (2,184)       7,956      ( 1,863)

Cash and cash equivalents at
  beginning of year               8,680          724        2,587
                                 ------        -----        -----
Cash and cash equivalents at
  end of year                $    6,496   $    8,680     $    724
                              =========    =========      =======




          See Notes to Consolidated Financial Statement


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT

                                                Dollars in Thousands, Except Per Share Amounts
Years Ended December 31,                  1998                 1997                 1996
                                    Shares   Amount       Shares  Amount       Shares  Amount
Preferred Stock:
Class A
  Balance at beginning of year      1,668                  1,668                1,668
  Balance at end of year            1,668                  1,668                1,668
                                    -----                  -----                -----
Class B Interim Series Balance
  at beginning of year               12.6    $2,522         12.6   $2,522
 Shares issued - shareholder
  debt conversion                                                                12.6  $2,522
                                    -----     -----        -----    -----       -----   -----

  Balance at end of year             12.6     2,522         12.6    2,522        12.6  $2,522
                                    -----    ------        -----    -----       -----   -----

Class B1 Convertible
  Balance at beginning of year
   Shares issued                   10,000    10,000
  Transaction fees                             (537)
  Shares converted to common
   stock                           (4,298)   (4,298)
                                   ------    ------
  Balance at end of year            5,702     5,165
                                   ------    ------
Total preferred stock -                       7,687
                                             ------



Common Stock
  Balance at beginning
   of year                     36,664,816        96   19,590,012       79  19,538,977      78
  Shares issued:
    Acquisition agreement         200,000             17,065,579       17
    Conversion of B1
     Convertible Preferred
    Stock and dividends         4,088,856         4
    Sale of stock                                         20,128               44,444
    Employee plans                 20,000
    Other                              69         3      (10,903)               6,591       1
                               ----------  --------   ----------  -------  ----------  ------
    Balance at end of year     40,973,741       103   36,664,816       96  19,590,012      79
                               ----------  --------   ----------  -------  ----------  ------
Contributed Capital                          36,776                 3,177               3,069
     Balance at beginning of
      year
     Shares issued:
       Acquisition agreement                    580                33,543
       Conversion of B1
        Convertible Preferred
        Stock                                 4,411
       Sale of stock                                                   56                 100
       Employee plans                            51
     Other
     Dividends on Conversion
       of Class B1 Convertible
       Preferred Stock                         (117)                                        8
                                             ------                ------               -----
     Balance at end of year                  41,701                36,776               3,177
                                             ------                ------               -----

Accumulated (deficit)
     Balance at beginning of year           (12,446)               (4,592)               (535)
     Net (loss)                             (13,218)               (7,853)             (4,057)
                                             ------                 -----               -----
     Balance at end of year                 (25,664)              (12,446)             (4,592)


                     See Notes to Consolidated Financial Statements


               CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT (continued)





                                                Dollars in Thousands, Except Per Share Amounts
Years Ended December 31,                  1998                 1997                 1996
                                Shares   Amount       Shares  Amount       Shares  Amount

Foreign Currency Translation
 Adjustment
  Balance at beginning of year                  (21)                  12                    7
     Translation adjustments                      5                  (33)                   5
                                              -----                 ----                -----
  Balance at end of year                        (14)                 (21)                  12
                                              -----                 ----                -----

Treasury Stock
  Balance at beginning of year      10,909      (30)
  Shares received for payment
   of advance                                              10,909    (30)
                                    ------   ------        ------   ----

  Balance at end of year            10,909      (30)       10,909    (30)
                                   -------   ------        ------   ----

Preferred Stock Dividend
  Balance at beginning of year                 (183)
   Dividends accrued
     Class B Interim                           (177)                (183)
     Class B1 Convertible                      (341)


     Conversion of Class B1
      Convertible
       Preferred Stock                          117
                                              -----                -----
     Balance at end of year                    (584)                (183)
                                              -----                -----

Total Shareholders' Investment            $  23,199            $  26,714              $ 1,198
                                           ========             ========               ======






















                      See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Business and Summary of Significant
Accounting Policies

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers are primarily laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). On November 3, 1998, we received notice that the FDA had approved the VISX Star S2 excimer laser to treat farsightedness (hyperopia). The VISX Star S2 laser, which we have in each of our U.S. centers, can now treat nearsightedness, myopic astigmatism, and hyperopia. We also manage multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue is derived from three sources: (i) fees for surgeries performed at our laser refractive surgery centers, (ii) contractual fees for managing multi-specialty laser surgery programs, and (iii) other including fees for marketing and education programs; management fees for operating laser vision correction centers of investees; and miscellaneous sources.

Operating expenses are classified as follows: (a) direct operating expenses which include: (i) laser refractive surgery centers -- labor, physician fees, royalty fees paid to the manufacturers of the FDA-approved lasers of $260 per procedure, facility rent and utilities, and surgical supplies; (ii) multi-specialty laser surgery programs - - labor; and (iii) other services and products -- labor and cost of products sold; (b) general and administrative expenses which primarily include headquarters staff expenses and other overhead costs; (c) marketing program costs; (d) center pre-opening expenses which include direct costs incurred prior to opening a laser vision correction center; and (e) depreciation and amortization.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies - consolidation and the equity method.

Consolidation
We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our consolidated financial statements include the accounts of:

  LCA-Vision Inc.,
  LCA-Vision (Ohio), Inc.,
  Refractive Centers International, Inc. and Subsidiaries, and
  LCA-Vision (Canada) Inc. and Subsidiaries

The Equity Method
We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

  - our interest in the entity as an investment in our Consolidated Balance Sheets, and
  - our percentage share of the earnings (losses) in our Consolidated Statements of Operations.

We report our investments in The Baltimore Laser Sight Center,
Ltd. and Silmalaseri Oy under the equity method.

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters including:

  - our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,
  - our disclosure of contingent assets and liabilities at the dates of the financial statements, and
  - our reported amounts of revenues and expenses in our Consolidated Statements of Income during the reporting periods.

Actual amounts could differ from those estimates.

Reclassifications

We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect consolidated financial position, net losses or cash flows for the years presented.

Cash and Cash Equivalents

For the purpose of reporting our cash flows, we consider highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Property and Equipment, Goodwill, and Depreciation and
Amortization

Property and Equipment
We report our property and equipment at its original cost. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheet and any gains or losses on disposition are recognized in the Consolidated Income Statement.

Goodwill
Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired. We amortize goodwill using the straight-line method over 40 years.

Depreciation and Amortization
We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building, 5 to 31 years; furniture and fixtures, 5 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Income Statements using the straight-line method based on the lesser of the useful life of the improvement or the lease term.

We assess the impairment of property and equipment and goodwill related to our consolidated subsidiaries under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment.

Financial Instruments

Concentration of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. Our policy is to place our temporary cash investment in overnight repurchase agreements with The Provident Bank, the financial institution that now provides our line of credit.

Concentrations of credit risk with respect to trade receivables is limited due to the number of accounts and overall stability of the health insurance and hospital industries.

Fair Values of Financial Instruments
The fair value of our cash and cash equivalents, trade receivables and accounts payable approximate their fair values due to their short term maturities. We were unable to determine the fair values of our borrowings under our line of credit because there is no liquid market for this debt.

Stock-Based Compensation

We account for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

Per Share Data

Basic loss per share data is loss applicable to common shareholders divided by weighted average common shares outstanding. Diluted per share data is loss applicable to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities.

The weighted average shares for the diluted calculation does not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.

Recent Accounting Pronouncements

In 1998 we adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information."

SFAS No. 130 established standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on our financial statements because our net loss approximates comprehensive income.

SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance.

We now operate in one segment - laser refractive surgery. The adoption of SFAS No. 131, which affected discolsures only, had no impact on our consolidated results of operations, financial condition, or cash flows.

The FASB issued in 1998 Statements No. 132, "Employees Disclosures about Pensions Benefits", No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise (an amendment of FASB Statement No. 65). These Statements do not currently have an impact on us because we have no activities covered by them.

2.   Shareholders' Investment

     Common Stock
     We are authorized to issue up to 110 million shares of common stock.

     Preferred Stock

     Class A
     We are authorized to issue up to 1,688 shares of Class A
Preferred Stock which has an aggregate liquidation preference of $68 thousand at December 31, 1998.

          Class B
          We are authorized to issue up to 5 million shares of Class B Preferred Stock with terms and conditions at the direction of our Board of Directors. However, the holders of the Class B Preferred Stock cannot be granted voting rights superior to those of any other existing class of our stock authorized for issuance.

First and Second Interim Series

          The Interim shares of Series Class B preferred Stock have a par value of $0.001 and a 7% dividend. 6 shares of the First Series are issued and have an aggregate liquidation preference of $1.2 million; 6.6 shares of the second Series are issued and have an aggregate liquidation preference of $1.32 million. When we acquired RCII the conversion price of the First and Second Interim Series of the Class B Preferred Stock was amended. Each share of the Interim Series is convertible into the number of our common shares that results from dividing the sum of $2 thousand plus accrued, but unpaid, dividends on that share by $3.50.

6% Series B-1 Convertible

          On May 11, 1998 we issued 10,000 shares of 6% Series B-1 Convertible Preferred Stock for $10 million. Each share has a par value of $0.001 and a stated value of $1 thousand per share. These shares were recorded at their stated value less issuance costs of $537 thousand.

          These shares are convertible into our common shares at a price that floats with the closing bid price of our common stock. The conversion price of the lesser of $3.90625 per share or the average of the 4 lowest closing bid prices per share of our common stock during the 22 trading days prior to the date of conversion. We can require conversion if our common stock trades at a price greater than $5.46875 per share for 15 consecutive trading days.

          Dividends on these shares are cumulative from the date of issuance and are payable on a quarterly basis on June 30, 1998. We have the option to pay the dividends in cash or in shares of our common stock. Accrued, unpaid dividends on shares being converted are to be paid in shares of our common stock at the same conversion price of the shares being converted.

          Holders of these shares have converted 4,298 shares and dividends totaling $117 thousand into 4,088,856 shares of our common stock through December 31, 1998. An additional 3,037 shares and dividends totaling $129.5 thousand were converted into 2,330,857 shares of common stock through February 5, 1999.

          The holders of these shares have the right to purchase an additional $5 million of these shares under the same terms and conditions until May 11, 1999.

3.     Acquisitions

     Refractive Centers International, Inc.
     On August 18, 1997, we issued 17,065,579 shares of our common stock to Summit Technology, Inc. ("Summit") and certain individuals for 100% of the issued and outstanding common stock of Refractive Centers International, Inc. ("RCII").

     On May 4, 1998, we issued 200,000 shares of our common stock to an investment banking firm as compensation for services related to the acquisition of RCII. The shares were recorded at their fair value on the date of issuance.

     We accounted for the acquisition of RCII using the purchase method of accounting as described in Accounting Principles Board Opinion No. 16, "Business Combinations," and related interpretations. The purchase method required us to record in our Consolidated Balance Sheet the fair values of the assets and liabilities at the date of the acquisition. We recorded the difference between the acquisition cost and the fair value of the identifiable net assets acquired as goodwill.

     The fair value of the assets acquired and liabilities assumed consisted of cash - $10,007,000; other net working capital -
$664,000; equipment - $9,511,000; and goodwill - $12,802,000.

     The revenues and expenses of RCII are included in our Consolidated Statements of Operations beginning August 18, 1997. Our Consolidated Statement of Operations prior to August 18, 1997 were not restated to include the historical results of RCII. Unaudited pro forma data assuming we had acquired RCII at the beginning of 1996 follows (dollars in thousands except per share amounts):

                          1997            1996
Revenues                $22,276         $16,778
Net (loss)              (14,353)        (22,814)
(Loss) per share         (0.39)          (0.62)

     The pro forma data does not purport to be indicative of operating results which would have occurred had we acquired RCII at the beginning of 1996 or of the operating results which may occur in the future.

4.     Restructuring Provision

During the second quarter of 1998 we implemented a plan to close seven centers that were not contributing to our profitability. The centers closed were primarily centers which had been operated by RCII. Costs associated with the closings include $7,287,000 related the write-off of goodwill and leasehold improvements, $677,000 for the accrual of costs for terminating leases and employees, and $2,536,000 for the write-down of idled lasers to their net realizable values.

At the time of completing the acquisition of RCII, we implemented a program to close certain centers, both acquired and existing, and reduce overhead costs. We recorded a 1.1 million restructuring provision for these closings and $620 thousand was recorded for facility rent and employee severance associated with closing the RCII centers as part of the purchase price. Our 1997 Consolidated Statement of Operations includes revenues of $414 thousand and operating losses of $343 thousand for these centers.

We also wrote-off our investment in two of our unconsolidated businesses that had closed their laser refractive surgery centers and wrote-down certain product inventory to its net realizable value. We recorded a restructuring provision of $1.1 million in the third quarter of 1997 for the anticipated costs of these decisions.

Costs totaling $848 thousand and $899 thousand were charged against these accruals in 1998 and 1997, respectively. The balance of these accruals was $748 thousand at December 31, 1998 and relates to facility rent and severance.

5.     Credit Arrangements

On June 29, 1998 the Company entered into an $8 million credit facility with The Provident Bank ("Provident"). At the same time we repaid our borrowing from, and terminated our relationship with, another lender.

The Provident facility, as amended, matures on June 30, 2000. The facility can be used to support up to $2 million of letters of credit issued by Provident and to support up to $2.5 million of capital costs financed by leases entered into with an affiliate of Provident. Borrowings under the working credit portion of the facility bear interest at 1/2% above Provident's prime rate. We have the option to convert up to $3.5 million of working capital borrowings to a term loan. Substantially all of our assets are pledged as collateral.

The credit facility also supports letters of credit and leased assets totaling $1.1 million at December 31, 1998. The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee based of .25% on the unused portion. At December 31, 1998 we had $4.9 million available to us under the credit facility.

The credit facility requires us to maintain certain financial ratios and amounts. We are to maintain tangible net worth of at least $14 million and the ratio of total liabilities less subordinated debt to tangible net worth must be less than .75 to
1. The credit facility defines tangible net worth as Shareholders' Investment plus Subordinated Debt less unamortized Goodwill as shown on our Consolidated Balance Sheets. Beginning with the quarter ended December 31, 1998 the ratio of our earnings before interest expense, taxes and depreciation and amortization ("EBITDA") on a trailing 12 month basis must be greater than 1.5 times the sum of our current maturities of capital lease obligations, trailing 12 months interest expense and $140 thousand.

6.     Debt

The following table displays the details of debt maturing within one year:
                                 (Dollars in Thousands)
At December 31,                        1998         1997
Bank line of credit                               $6,641
Bank term loan                         $167        2,998
Capital lease obligations               620          543
                                    -------        -----
                                  $     787   $   10,182
                                   ========    =========

We borrowed $2.1 million under the Provident credit facility on a term loan basis. This loan bears interest at 7.45% and requires to pay monthly installments of $12 thousand plus interest until June 30, 2000 when the remaining principal balance of $1.705 million is due. We used the proceeds of the borrowing to purchase a certificate of deposit from Provident with a maturity date of June 30, 2002. The certificate of deposit pays interest monthly at a rate of 5.7% per annum. We recorded the certificate of deposit as other assets in our Consolidated Balance Sheet at December 31, 1998.

7.     Obligations Due from/Due to Shareholders and Their
Affiliates, net

The following table displays the details of net obligations due to us in 1998 and net obligations due from us in 1997 as reported in our Consolidated Balance Sheets:
                             (Dollars in Thousands)
At December 31,                      1998            1997
Due from us:



Notes payable shareholders         $1,500          $1,500
Accrued interest                      568             463
Accrued Interim Series B
  preferred stock dividend            359             183
Due to us:
Note receivable shareholders        2,100
Accrued interest                       60
Receivable from shareholder's
 affiliated company                   738
                                   ------           ------
Net obligation                     $  471          $ 2,146
                                   ======          =======

The notes payable - shareholders mature on September 25, 2005, and bear interest at 6.91%. In connection with the acquisition of RCII the shareholders agreed to amend the notes to limit payment of principal and accrued interest to 25% of the amount our earnings for the prior fiscal year exceed $1 million. For this purpose earnings are defined as income before taxes, amortization and depreciation reduced by purchases of property and equipment for the year. In February 1999 Summit agreed to waive our compliance with the repayment restrictions. The notes are subordinate to any of borrowings under the Provident credit facility.

We loaned $2.1 million to the holders of these notes payable. The loan is collateralized by the $1.5 million notes held by the shareholders and the accrued interest thereon and the preferred stock dividends due them. The loan bears interest at 8.5% and matures on September 26, 2005.

Our principal shareholder is the majority stockholder of The LCA Center for Surgery, Ltd. ("Surgery Center") which is inactive. We have no investment in the Surgery Center. We previously leased a portion of our headquarters building to, and performed other services for, the Surgery Center. We recorded rent and administrative and marketing income of $74 thousand in 1997 and $162 thousand in 1996. In June 1998 we purchased the leasehold improvements that had been paid by the Surgery Center for $872 thousand, their book value at the time of purchase. During 1998 we also advanced $576 thousand to the Surgery Center. Generally accepted accounting principles required us to record a portion of the Surgery Center's losses using the equity method of accounting. We recorded losses of $265 thousand in 1998.

8.     Investments in Unconsolidated Businesses

Our investments in unconsolidated businesses are comprised of the following:

                                    (Dollars in Thousands)
At December 31,            1998                     1997
                  Ownership   Investment   Ownership   Investment
The Baltimore
Laser Sight
Center, Ltd.        45%          $417         45%         $150
Silmalaseri Oy      43%           103         43%           24

Combined summary financial information for these investments follows:

                                      (Dollars in Thousands)
At December 31,                          1998           1997
Financial Position:
     Current assets                   $     1,830     $   597

     Total assets                           2,604       1,364
     Total liabilities                      1,443       1,057
     Members' equity                        1,161         307

Operating Results:
     Revenue                          $     3,787  $    3,241
     Net income (loss)                      1,365       ( 114)

In 1997, we wrote off our investments in Excimer Associates LLC and The Georgia Laser Sight Center, Ltd. resulting in a charge to income of $250 thousand which was included in the restructuring provision. In 1996, we sold the preferred stock of another investment accounted for using the equity method of accounting for $1 million. The gain of $546 thousand from this sale was included in other income.

9.     Income Taxes

We have not recorded a provision for U.S. income taxes for each of the three years ended December 31, 1998 because of our operating losses. The income tax expense in our Consolidated Statements of Operations consists primarily of Canadian income taxes. We are required to pay franchise taxes in most of the states in which we have operations due to our net operating losses. We include the franchise taxes paid in general and administrative expenses in our Consolidated Statements of Operations.

At December 31, 1998, we have net operating loss carryforwards for Federal and state income tax purposes of $35.3 million which expire in varying amounts from 2012 through 2019. Approximately $15 million of net operating loss carryforwards were acquired when we bought RCII. Our ability to use these acquired net operating loss carryforwards is subject to utilization limitations contained in Section 382 of the Internal Revenue Code.

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets (liabilities) are shown in the following table:

                                       (Dollars in Thousands)
At December 31,                            1998       1997

Net operating loss carryforward       $   13,750    $  12,320
Accounts receivable                          140          140
Inventories                                  173          144
Marketable securities                        138          138
Property and equipment                       215          195
Notes payable to shareholders                185          185
Equity investments                           351          262
 Other                                       115          115
                                        --------      -------
Deferred tax assets                 $     15,067   $   13,499
                                    ============   ==========
Valuation allowance                   $  (15,067)    $(13,499)
                                    ============   ==========

The valuation allowance primarily represents tax benefits of net operating loss carry forwards which may expire prior to being utilized.

10.     Leasing Arrangements

We lease office space for our centers and equipment for use in our operations under both capital and operating leases. Capital leases were primarily used for financing the lasers in our first five centers; we now finance the cost of lasers using operating leases.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown:

December 31, 1998                    (Dollars in Thousands)
                            Capital Leases       Operating Leases
Year
1999                               $   753       $     5,029
2000                                   695             4,425
2001                                    62             2,135
2002                                                     454

2003                                                     288
Thereafter                                               101
                                    ------         ---------
Total minimum rental commitment      1,510       $    12,432
                                                 ===========

Less interest                           75
                               -----------

Present values of minimum
lease payments                       1,435
Less current installments              620
Long-term obligation at
 December 31, 1998                 $   815

Total rent expense under operating leases amounted to $3.9 million in 1998, $1.7 million in 1997, and $267 thousand in 1996. As of December 31, 1998, the total minimum sublease rentals to be received in the future under noncancellable operating leases was approximately $970 thousand.




11.          Employee Benefits

     Savings Plan
     We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we make discretionary contributions to the participants' accounts. We made contributions of $26,000 in 1998 and none in 1997 and 1996.

     Stock Option Plans
     We have fixed stock option plans under which options to purchase shares of our common stock are granted at a price equal to the market price of the stock at the date of grant. The awards under the plans are determined by the Compensation Committee of the Board of Directors.

     Under the 1995 Long term Stock Incentive Plan ("1995 Plan"), employees and/or consultants may be granted incentive and/or nonqualified stock options. The 1995 Plan permits the issuance of stock appreciation rights and stock awards to employees. A maximum of 2.5 million shares of common stock are reserved for the 1995 Plan.

This table is a summary of the status of our 1995 Plan:
                              Stock Options    Weighted - Average
                                                 Exercise Price
Outstanding, December 31, 1995
Granted                           1,996,750           $4.92
Forfeited                          (178,125)           5.25
                                  ---------

Outstanding, December 31, 1996    1,818,625            4.06
Granted                             647,500            3.26
Forfeited                          (634,563)           4.95

Outstanding, December 31, 1997    1,831,562            4.03
Granted                             843,600            1.02
Exercised                           (20,000)           2.56
Forfeited                          (650,337)           2.84
                                  ---------
Outstanding, December 31, 1998    2,004,825           $1.82
                                  =========
Options exercisable, December 31:
1996                                334,113           $4.77
1997                                405,913            4.34
1998                                524,625            2.31

      In October 1998 our stockholders approved the adoption of the 1998 Long Term Stock Incentive Plan ("1998 Plan"). Under the 1998 Plan employees may be granted incentive and/or nonqualified stock options in addition to stock awards. A total of 5 million shares of common stock are reserved for the 1998 Plan. No options have been granted under the 1998 Plan.

     The 1998 Plan will also be used to grant stock options to our non-employee directors. Under the 1998 Plan, non-employee directors will receive an option to purchase 75,000 shares of common stock upon initial election or appointment and an annual automatic grants of options to purchase 12,500 shares of common stock. Non-employee directors previously received stock options under the LCA-Vision Inc. director's Nondiscretionary Stock Option Plan which has been discontinued.

     The Compensation Committee of the Board of Directors administers the 1995 and 1998 Plans. Options are granted with an exercise price not less than fair market value on the date of grant. Options granted have generally been exercisable ratably over 5 years and expire in 10 years from the date of grant. The 1998 Plan allows for options to become exercisable or in part six months after the date the option is granted or may become exercisable in one or more installments.

     In 1998 the Compensation Committee decided to reprice the exercise prices of 973,750 stock options previously granted to $1.1875 per share, the market price at the date of repricing. These options had a weighted average exercise price of $4.02 per share. As of December 31, 1998, a total of 486,175 shares were available for the granting of options under the 1995 Plan.

     This table summarizes information about the 1995 Plan stock options outstanding as of
December 31, 1998:


                                        Stock Options Outstanding     Stock Options Exercisable
                                        ----- ------- -----------     ----- ------- -----------
                                           Weighted -   Weighted -                Weighted -
                                            average      average                   average

Range of Exercise Prices                     Remaining
                              Shares  Contractual Life   Exercise Price  Shares  Exercise Price
                              ------  ----------- ----   --------------  ------  -------- -----
0.8750                       352,400         9.0 years         $0.8750
1.1250-1.1875              1,007,000         8.8 years          1.1844  314,325         $1.1875
1.2500-3.5000                391,650         8.9 years          2.0726  101,650          2.6431
5.2500                       253,775         7.4 years          5.2500  108,650          5.2500

/TABLE

     This table is a summary of the status of our now discontinued Director's Nondiscretionary Stock Option Plan:

                               Stock Options   Weighted - Average
                                                   Exercise Price
Outstanding, December 31, 1995
Granted                              150,000                $8.00
                                     -------
Outstanding, December 31, 1996       150,000                 8.00
Granted                              151,250                 3.25
Forfeited                            (75,000)                8.00
                                     -------
Outstanding, December 31, 1997       226,250                 4.83
Granted                               78,750                 3.25
                                     -------
Outstanding December 31, 1998        305,000                $4.42
                                     =======


     As of December 31, 1998, a total of 60,250 options with a weighted-average exercise price of $5.67 are exercisable under this plan.

     We apply APB No. 25 and related interpretations in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the three years ended December 31, 1998 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS no. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

                (Dollars in Thousands, Except Per Share Amounts)
Years ended
December 31,                1998          1997           1996
Net (loss) As reported  $(13,736)     $(8,036)        $(4,057)
           Pro forma     (15,453)      (9,588)         (4,863)

Diluted (loss)
          As reported      (0.36)       (0.30)          (0.21)
          Pro forma        (0.41)       (0.36)          (0.25)

These results may not be representative of the effects on pro forma amounts for future years.

     We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

                          1998        1997              1996
Dividend yield             0%          0%                0%
Expected volatility       92%         98%               98%
Risk free interest rate  4.9%      5.34-6.82%       5.46-5.56%
Expected lives (in years)  5           5                 5

     The weighted-average fair value of options granted was $.75 per option during 1998, $1.14 per option during 1997, and $4.15 per option during 1996.

12.     Commitments and Contingencies

We are a defendant and counter-claimant in a case entitled Cabrini Development Council, et al. v. LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of the State of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York. Also named as co-defendants are various current and former employees, officers and directors. The case arises out of the operations of a New York limited liability company (the "LLC") which had been formed by us, the plaintiffs and a New York professional corporation (the "PC") owned by certain physicians for the purpose of opening and operating a Laser Refractive Surgery center or centers in New York City. Business activities commenced in 1995, but were unprofitable. After the LLC's resources were exhausted, we paid its operating costs for a period of time. In August, 1997, after further losses and after the parties were unable to come to a final understanding as to their respective rights and obligations, the operations of the LLC ceased.

In the complaint, the plaintiffs allege breaches of our obligations as a member of the LLC, and have demanded both substantial damages and equitable relief. We have filed an answer denying the allegations of the complaint, and asserting counterclaims against the plaintiffs seeking substantial damages, alleging that the plaintiffs wrongfully failed to match the capital contributions made by us to the LLC. We believe that the plaintiffs' claims are without merit and intend to vigorously defend the action and pursue our counterclaims.

After commencement of the above action, we filed an action against the PC seeking damages for its failure to pay the capital contributions required of it to the LLC. The PC has counterclaimed alleging a right to be indemnified for its losses relating to the LLC's operations.

Both actions are in the discovery stage.

In the opinion of management neither action will have a material adverse effect on our financial position or results of operations.

13.          Additional Financial Information
The tables below provide additional financial information related to our consolidated financial statements:

Balance Sheet Information

                            (Dollars in Thousands)
At December 31,                  1998                  1997
Receivables
 Trade receivables - vision   $ 1,482              $  1,250
 Trade receivables - other      1,034                 1,690
 Allowances                    (1,397)                 (893)
                               ------                ------
                              $ 1,119             $   2,047
                              =======              ========
                                     (Dollars in Thousands)
At December 31,                         1998               1997
Prepaid Expenses, Inventory and Other
     Prepaid expenses                $ 1,235           $  1,334
     Notes receivables                                      304
     Inventory                            44                103
     Other                               137                151
                                      ------            -------
                                     $ 1,416           $  1,892
                                     =======           ========
Property and equipment
     Land                            $   375           $    375
     Building and improvements         5,278              4,933
     Leasehold improvements            1,930              1,729
     Furniture and fixtures            1,556              1,684
     Equipment                         6,702             13,231
     Equipment under capital leases      784              2,429
     Other                               186                141
                                      ------             ------
                                      16,811             24,522
     Accumulated depreciation and
      amortization                    (7,398)            (6,101)
     Construction in progress             20                 41
                                      ------             ------
                                     $ 9,433           $ 18,462
                                     =======           ========
Other assets
     Certificate of deposit          $ 2,100
     Other                             2,518           $  1,209
                                      ------            -------
                                     $ 3,618           $  1,209
                                     =======           ========
Cash Flow Information
                                     (Dollars in Thousands)
 For the Year Ended December 31,        1998     1997     1996
Cash paid during the year for
  Interest                            $  854   $  985  $   489
  Income Taxes                           157       68
Non cash investing and financing
activities
  Common stock issued for acquisitions   580   32,786
  Acquisition of equipment under
   capital leases                                        2,265
  Preferred stock issued for conversion
   of notes payable- shareholders                        2,522
  Inventory sold for long-term note                        248
  Transfer of equipment under capital
   lease to unconsolidated business                        486

Segment Information
                                     (Dollars in Thousands)
For the Year Ended December 31,         1998     1997     1996
   Canadian operations
     Revenues                         $2,016   $2,083   $2,096
     Operating profit                    471      298       79

Exhibit 21

     SUBSIDIARIES OF THE REGISTRANT


LCA-Vision (Ohio), Inc.                         Ohio
Refractive Centers International, Inc.          Delaware
LCA-Vision (Canada) Inc.                        Ontario, Canada
The Toronto Laservision Centre (1992) Inc.      Ontario, Canada
938051 Ontario, Inc.                            Ontario, Canada

Exhibit 23
to
Form 10-KSB for 1998


     Consent Of Independent Accountants

We consent to the incorporation by reference in the registration statements of LCA-Vision Inc. on Form S-8 (File No. 333-07621) and on Forms S-3 (File No's. 333-41101, 333-39179 and 333-55955) of
our report dated February     , 1999 on our audits of the
consolidated financial statements of LCA-Vision Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-KSB.


/s/PricewaterhouseCoopers LLP



PricewaterhouseCoopers LLP
Cincinnati, Ohio
________________, 1999