Form 10QSB
period 1999-03-31
LCA VISION INC
filed 1999-05-06
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 1999.

[    ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT.

       For the transition period from __________ to __________

Commission file number 0-27610


                          LCA-Vision Inc.
       ----------------------------------------------------
 (Exact name of small business issuer as specified in its charter)

            Delaware                        11-2882328
       -------------------              -------------------
 (State or other jurisdiction of        (IRS Employer
  incorporation or organization)        Identification No.)

        7840 Montgomery Road, Cincinnati, Ohio  45236
       ----------------------------------------------------
        (Address of principal executive offices)

        (513) 792-9292
       ----------------------------------------------------
        (Issuer's telephone number)

       ----------------------------------------------------
        (Former name, former address and formal fiscal year, if changes since last report.)

Check whether then issuer (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes __X__    No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
45,355,022 shares as of April 30, 1999.

Transitional Small Business Disclosure Format (check one):

Yes _____    No __X__

                       LCA-VISION INC.
                           INDEX



                                                     Page No.
Facing Sheet                                             1

Index                                                    2

Part I.  Financial Information

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at
       March 31, 1999 (unaudited)and at
       December 31, 1998 (audited)                       3

       Unaudited Condensed Consolidated
       Statements of Operations for the Three
       Months Ended March 31, 1999 and 1998              4

       Unaudited Condensed Consolidated Statements
       of Cash Flows for the Three Months Ended
       March 31, 1999 and 1998                           5

       Notes to Unaudited Condensed Consolidated
       Financial Statements                              6

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                 10




Part II.  Other Information                              13

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of
              Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K


Signatures                                               15

                        LCA-VISION INC.
               Condensed Consolidated Balance Sheet
                 March 31, 1999 (unaudited) and
                  December 31, 1998 (audited)

                                           in thousands, except
                                              per share data

                                         March 31,   December 31,
                                          1999          1998

Assets
Current assets:
   Cash and cash equivalents             $  7,199      $   6,496
   Accounts receivable, net                   686          1,119
   Prepaid expenses, inventory and
    other                                   1,638          1,416
                                           ------       --------
Total current assets                        9,523          9,031

Property and equipment, net                 9,051          9,433
Goodwill, net                               8,241          8,304
Obligations due from shareholders, net        343            471
Investment in unconsolidated businesses       886            520
Certificate of deposit                      2,100          2,100
Other assets                                1,696          1,518
                                           ------       --------
Total assets                              $31,840       $ 31,377
                                           ------       --------
                                           ------       --------

Liabilities and Shareholders' Investment
Current liabilities
   Accounts payable                       $ 1,810      $   2,030
   Accrued liabilities and other            3,022          2,637
   Debt maturing in one year                  649            787
                                           ------       --------
Total current liabilities                   5,481          5,454

Long-term debt                                642          2,724

Commitments and contingencies

Shareholders' investment
   Preferred stock                          2,501          7,687
   Common stock ($0.001 par value;
    45,282 shares and 40,974 shares
    issued)                                   109            103
   Contributed capital                     47,485         41,701
   Accumulated (deficit)                  (23,949)       (25,664)
   Foreign currency translation
    adjustment                                  4            (14)
                                           ------       --------
                                           26,150         23,813
   Less common stock in treasury
    at cost                                    30         30
   Less accrued preferred stock
    dividend                                  403            584
                                           ------       --------
                                           25,717         23,199
                                           ------       --------

Total liabilities and shareholders'
 investment                              $ 31,840       $ 31,377
                                           ------       --------
                                           ------       --------


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                       LCA-VISION INC.
         Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998
                         (unaudited)

                                           in thousands, except
                                              per share data


                                            Three Months Ended
                                                 March 31,

                                              1999        1998
                                              ----        ----
Revenues:
   Laser refractive surgery               $ 13,389   $   6,446
   Other                                       478         763
                                           -------    --------

Total revenues                              13,867       7,209

Operating costs and expenses:
   Medical professional and license fees     6,015       2,656
   Direct costs of services                  2,556       2,819
   General and administrative expenses       2,970       2,093
   Depreciation and amortization               712       1,055
                                           -------    --------

Operating income (loss)                      1,614      (1,414)

Equity in earnings from
   unconsolidated businesses                   323          56
Interest expense                               (93)       (344)
Interest income                                147         112
Other income (expense)                        (277)         25

Income (loss) before taxes on income         1,714      (1,565)

Taxes on income                                            (28)
                                           -------    --------

Net income (loss)                            1,714      (1,593)

Dividends to preferred shareholders            (84)        (43)
                                           -------    --------

Income (loss) available to common
   shareholders                            $ 1,630    $ (1,636)

Income (loss) per common share
   Basic                                  $   0.04    $  (0.04)
   Diluted                                $   0.04    $  (0.04)

Weighted average shares used in
  computation
   Basic                                    43,779      36,665
   Diluted                                  47,082      36,665




The Notes to Condensed Consolidated Financial Statements are an integral part of this statement

                         LCA-VISION INC.
           Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998
                           (unaudited)

                                                   in thousands

                                             Three Months Ended
                                                   March 31,

                                               1999       1998
                                               ----       ----

Cash flows from operating activities:
Net income (loss)                            $1,630    $(1,636)
Adjustments to reconcile net income
(loss)to net cash provided by (used in)
operating activities:
   Depreciation and amortization                712      1,055
   Equity in income of unconsolidated
    affiliates                                 (323)       (56)
   Compensation paid in common stock            325
   Changes in working capital:
     Accounts receivable                        433       (466)
     Prepaid expenses, inventory and other     (222)       366
     Accounts payable                          (220)       165
     Accrued liabilities and other              385        (23)
                                              -----     ------

Net cash provided by (used in) operations     2,721     (  595)
                                              -----     ------
Cash flows from investing activities:
   Purchase of property and equipment           (23)      (482)
   Other, net                                   (54)       (56)
                                              -----     ------

Net cash (used) by investing activities         (77)      (538)
                                              -----     ------

Cash flows from financing activities:
   Proceeds from bank borrowing                            294
   Principal payments of long-term notes,
     debt and capital lease obligations      (2,220)      (310)
   Exercise of stock options                    279
                                              -----     ------
Net cash provided (used) by financing
  activities                                 (1,941)       (16)
                                              -----     ------

Increase (decrease) in cash and cash
   equivalents                                  703     (1,149)

Cash and cash equivalents at beginning
   of period                                  6,496      8,680
                                              -----     ------
Cash and cash equivalents at end of
   period                                   $ 7,199  $   7,531
                                              -----     ------
                                              -----     ------









The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
                         LCA-VISION INC.
       Notes to Condensed Consolidated Financial Statements
        for the Three Months Ended March 31, 1999 and 1998
                           (unaudited)

1.     Summary of Significant Accounting Policies

The March 31, 1999 and 1998 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers are primarily laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). The VISX Star S2 laser, which we have in each of our U.S. centers, treats nearsightedness, myopic astigmatism, and hyperopia. We also manage multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue by source is comprised of:
   - Laser refractive surgery - fees for surgeries performed at our wholly-owned centers.
   - Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Operating costs and expenses are classified as follows:
   - Medical professional and license fees include fees collected by us for the physicians performing laser vision correction and the license fee of $260 per procedure paid to VISX.
   - Direct costs of services include center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, and costs related to other revenue.
   - General and administrative include marketing and advertising, headquarters staff expense, and other overhead costs.
   - Depreciation and amortization include periodic charges to income for the costs of equipment and intangible assets recorded in the balance sheet.

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

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters including:

   - our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,
   - our disclosure of contingent assets and liabilities at the dates of the financial statements, and
   - our reported amounts of revenues and expenses in our Consolidated Statements of Operations during the reporting periods.

Actual amounts could differ from those estimates.

Reclassifications

We have reclassified certain prior-year amounts for comparative purposes. These reclassifications did not affect consolidated financial position, net losses or cash flows for the years presented.

Per Share Data

Basic per share data is income (loss) applicable to common shareholders divided by the weighted average common shares outstanding. Diluted per share data is income (loss) applicable to common shareholders divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options were exercised or convertible preferred stock were converted into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 1999 (in thousands, except per share amounts):

                               Income      Shares     Per-Share
                              Numerator  Denominator    Amount
                              ---------  -----------  ---------

Net income                       $1,714
Dividends to
   preferred shareholders           (84)
                                  -----
Basic EPS
   Income available to common
    shareholders                  1,630     43,779      $0.04
                                                         ----
                                                         ----
Effect of Dilutive Securities
   Convertible preferred stock       84      2,314
   Stock options                               989
                                             -----
Diluted EPS
Income available to common
shareholders and assumed
conversions                      $1,714     47,082      $0.04
                                  -----     ------       ----
                                  -----     ------       ----

The weighted average shares for the March 31, 1998 diluted calculation does not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.

2. Shareholders' Investment

   Common Stock
   During the three months ended March 31, 1999, 138,050 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $2.02 per share.

   6% Series B-1 Convertible Preferred Stock
   At December 31, 1998, 5,702 shares of the 6% Series B-1 convertible preferred stock were outstanding. During the three months ended March 31, 1999, these shares and dividends totaling $264,000 were converted into 3,994,642 shares of common stock.

   The terms of these shares gave the holders the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March 1999 certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. This agreement resulted in a non-cash charge of $325,000 recorded as other expense in the Condensed Consolidated Statement of Operations for the quarter.

3. Debt

At December 31, 1998 we had a term loan borrowing under our credit facility of $2,053,000. The loan had an interest of 7.45% and required monthly installments of $12,000 plus interest until June 30, 2000 when the remaining principal balance of $1,705,000 would become due. In March 1999 we repaid the loan balance of $2,030,000.

This repayment resulted in increasing the amount of borrowing capability under the current credit facility to $7,000,000.

4. Obligations Due from Shareholders and Their Affiliates, Net

The following table displays the details of net obligations due to us as reported in our March 31, 1999 Condensed Consolidated
Balance Sheet:

     Due to us:
       Receivable from shareholder's
          affiliated company              $635,000
       Accrued interest                    105,000
       Note receivable shareholders          6,000
     Due from us:
       Accrued Interim Series B preferred
          stock dividend                   403,000
                                           -------
     Net due us                           $343,000
                                           -------
                                           -------

Our principal shareholder is the majority stockholder of an inactive ambulatory surgical center. We have no investment in this surgery center; however, we did lease a portion of our headquarters building and provided other administrative services. During this quarter we acquired computer equipment and software from the surgery center at their book value of $103,000. The account receivable was reduced by this amount.

At December 31, 1998 we owed our principal shareholders notes in the principal amount of $1,500,000 and interest of $568,000. These shareholders owed us $2,100,000 which was collateralized by our obligation to them. In March 1999 we repaid the obligations due shareholders of $2,094,000 by netting the amount against the advance to shareholders.

5. Segment Information

We operate in one segment - laser refractive surgery. Following is a table summarizing the results of our Canadian operations included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 and 1998 (in thousands):

                              1999        1998
                              ----        ----
Revenues                      $362        $520
Operating profit                16          91

6. Commitments and Contingencies

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

The actions, which have been consolidated, are in the discovery stage.

In the opinion of management neither action will have a material adverse effect on our financial position or results of operations.
Item 2. Management's Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis or Plan of Operation.

"Management's Discussion and Analysis or Plan of Operation" is an analysis of our operating results for the three months ended March 31, 1999. It explains why our revenues and costs changed, our overall financial condition, and other matters including the Year 2000 Issue.

Overview (dollars in thousands, except where noted)

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). The VISX Star S2 laser, which we have in each of our U.S. centers, can be used for correcting nearsightedness, myopic astigmatism, and hyperopia. We also manage multi-specialty laser surgery programs at medical facilities on a contract basis.

Our sources of revenue are:
   - Laser refractive surgery - fees for surgeries performed at our wholly-owned centers.
   - Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Our operating costs and expenses are comprised of:
   - Medical professional and license fees include fees collected by us for the physicians performing laser vision correction and the license fee of $260 per procedure paid to VISX.
   - Direct costs of services include center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, and costs related to other revenue.
   - General and administrative include marketing and advertising, headquarters staff expense, and other overhead costs.
   - Depreciation and amortization include periodic charges to income for the costs of equipment and intangible assets recorded in the balance sheet.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three months ended March 31, 1999 and 1998 were (dollars in thousands):

                                     1999       1998
Revenue                         $  13,389   $  6,446

Less:
Medical professional and
   license fees                     6,015      2,656
                                 --------    -------

Contribution                    $   7,374   $  3,790

The following table illustrates the growth of laser vision correction procedures performed at our centers. Combined procedures include those performed at investee centers. We record the results of our investee centers using the equity method.

              Wholly-owned                 Combined
        1999      1998     1997      1999     1998     1997
Q1     7,591     3,887      979     9,064    4,450    1,443
Q2               4,891    1,506              5,737    2,078
Q3               5,327    2,375              6,102    2,794
Q4               5,686    2,888              6,791    3,400

Our growth and profitability are predicated on increases in procedure volume. Industry sources estimate that over 800,000 procedures will be performed in the U.S. in 1999. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, we expect an increase in procedure volume.

Other

Revenue declined because we reduced the extent to which we provide management services for multi-specialty surgery programs at hospitals due to the difficult business environment. The renewal of our contracts with the hospital providers became increasingly difficult due to price pressures and the lengthening of sales cycle. Hospital providers and other entities were being driven to reduce costs and scaleback their operations, sometimes including the programs that we managed. In addition, budget reductions at the facilities reduced the marketing and education programs, key elements to a successful surgery program.

Operating costs and expenses

Medical professional and license fees
The increase of $3,359,000 is a direct result of the increase in procedures performed at our wholly-owned centers. These costs comprise a significant portion of the total costs of a laser vision correction procedure.

Direct costs of services
These costs decrease as a percentage of revenue because they represent, for the most part, the fixed costs of a laser vision correction center. These costs decreased in 1999 as compared to 1998 because 1998 includes the costs of the eight centers closed later in the year.

General and administrative
These costs increased $877,000 yet as a percentage of revenues decreased approximately seven percentage points to 22%. The increase is due in part to the increased costs associated with our patient financing options.

Depreciation and amortization
The decrease results primarily from the write-off of goodwill and leasehold improvements and the write-down of idled lasers to their net realizable values announced in the second quarter of 1998.

Non-operating income and expenses

Equity in earnings of unconsolidated affiliates is where our share of the profits of unconsolidated affiliates is recorded. The increase of $267,000 is due to this increased profitability of these affiliates. Interest expense decreased due to the significant reduction in debt. Interest income increased because we had cash to invest in overnight cash equivalents. Other expense in 1999 includes a $325,000 expense associated with the issuance of 165,076 shares of our common stock to certain majority holders of our 6% series B-1 convertible preferred stock in exchange for these holders waiving their option to purchase an additional $5,000,000 of convertible preferred stock.

Liquidity and Capital Resources

Our primary sources of liquidity for the next year are expected to be:
   -  cash generated from operations
   -  proceeds from the exercise of stock options
   -  credit facility and lease financing, as necessary

We generated positive cash flow from operations for the quarter ended March 31, 1999. This was sufficient to finance our capital expenditures and debt repayment in the quarter.

Our operating income of $1,614,000 for the quarter, together with non-cash items appearing in the Statement of Operations, resulted in positive cash flow before working capital items of $2,344,000. Proceeds from option exercises were $279,000 for the quarter.

Our $8 million credit facility has $7 million available for borrowing. $1,000,000 of the facility is being used to secure letters of credit and operating leases with an affiliate of our lender. We have a cash balance of $7,199,000 at March 31, 1999. We also have a $2,100,000 certificate of deposit recorded as a long-term asset that matures on June 30, 2000. It pays interest at a rate of 5.7% per annum.

During the quarter all of the outstanding shares of our Series B-1 convertible preferred stock and accrued dividends thereon were converted into shares of our common stock. Beginning April 1, 1999, we shall no longer be accruing dividends for this stock. Our repayment of the term loan during March 1999 will result in interest savings approximating $40,000 and principal payments of $35,000 per quarter.

At December 31, 1998 we had net operating loss carryforwards ("NOL's") for federal and state income tax purposes of $35.3 million which expire in varying amounts from 2012 through 2019. Approximately $15 million of this amount were acquired when we bought Refractive Centers International, Inc. in August 1997 and their use is subject to limitation under Section 382 of the Internal Revenue Code. These operating losses are available to offset future taxable income.

Approximately $15 million of our NOL's consist of deferred tax assets which, because of our operating losses, we could not record this benefit in our statement of operations and a valuation allowance was necessary. If our profitability continues, we will be able to reduce the valuation allowance. A reduction of the valuation allowance is generally shown in the statement of operations as a reduction of income tax expense.

Regardless of when the reduction in the valuation reserve is recognized in the statement of operations, the utilization of the NOL's will substantially reduce our cash obligation for payment of income taxes otherwise due over the next several years.

Year 2000 Issue

Generally, application programs have used two-digit fields to define the applicable year, rather than four-digit fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or computer shutdown.

We have completed an assessment of our computer software and hardware for compliance with Year 2000 and have determined that all business critical systems are compliant. Business critical systems include financial reporting systems and all lasers utilized in our centers. Costs associated with the assessment were internal costs, were expensed as incurred and were immaterial. We have not verified or tested compliance with our telemarketing information system because we are in the process of purchasing a new telemarketing system that will be Year 2000 compliant and installed and operational by September 30, 1999. The cost of this new system will be included in our capital expenditures or leased. We expect the cost to exceed $200,000.

We have also completed an assessment of external risks associated with Year 2000. Although management does not believe that such external risks are significant, the loss of power or other telecommunication link difficulties could disrupt our operations.

Part II. Other Information

Item 1.  Legal Proceedings

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

         The actions, which have been consolidated, are in the discovery stage.

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

Item 3.  Defaults upon Senior Securities.
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information.
         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibit
         Number          Description of Exhibit
         --------        ----------------------

         27              Financial Data Schedule

         (b) Reports on Form 8-K.
          1) Form 8-K dated March 11, 1999, announcing a majority of Series B-1 Convertible Preferred Holders waive option to purchase additional shares.
          2) Form 8-K dated March 26, 1999, announcing the completion of all conversions into common stock of its outstanding Series B-1 Convertible Preferred Stock, and further announcing its payment of certain debts.
          3) Form 8-K dated April 6, 1999, announcing the first quarter laser eye procedures were performed at a record level and that the U.S. wholly owned same-center volume increased by 119%.
          4) Form 8-K dated April 7, 1999, announcing an increase in the volume of laser vision correction procedures performed by its centers during the first fiscal quarter of 1999 over the same period in 1998.
          5) Form 8-K dated April 30, 1999 announcing net income of $1,630,000 or $0.04 per basic and diluted share for the first quarter of 1999.

                           Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         LCA-VISION INC.



Date   May 4, 1999               /s/ Stephen N. Joffe
     --------------------       --------------------------------
                                Stephen N. Joffe
                                President and Chief Executive
                                Officer




Date   May 4, 1999               /s/ Larry P. Rapp
     --------------------       --------------------------------
                                Larry P. Rapp
                                Chief Financial Officer