Form 10QSB
period 1999-06-30
LCA VISION INC
filed 1999-07-29
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form  10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999.

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number 0-27610

                       LCA-Vision Inc.
                       ---------------

           (Exact name of small business issuer as
                  specified in its charter)

Delaware                                  11-2882328
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification No.)

   7840 Montgomery Road, Cincinnati, Ohio  45236
   ---------------------------------------------
    (Address of principal executive offices)

   (513) 792-9292
   ---------------------------------------------
    (Issuer's telephone number)


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

Yes    X                 No
     -----                   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
50,699,512 shares as of July 26, 1999.

Transitional Small Business Disclosure Format (check one):

Yes                      No   X
      ----                  -----

                         LCA-VISION INC.
                              INDEX


                                                      Page No.

Facing Sheet                                              1

Index                                                     2

Part I.        Financial Information

     Item 1.          Financial Statements

          Condensed Consolidated Balance Sheets at        3
          June 30, 1999 (unaudited) and at
          December 31, 1998 (audited)

          Unaudited Condensed Consolidated Statements     4
          of Operations for the Three and Six Months
          Ended June 30, 1999 and 1998

          Unaudited Condensed Consolidated Statements     5
          of Cash Flows for the Six Months Ended
          June 30, 1999 and 1998

          Notes to Unaudited Condensed Consolidated       6
          Financial Statements

     Item 2.          Management's Discussion and        11
                      Analysis of Financial Condition
                      and Results of Operations




Part II.          Other Information                      16

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

                        LCA-VISION INC.
             Condensed Consolidated Balance Sheet
                June 30, 1999 (unaudited) and
                 December 31, 1998 (audited)


                               in thousands, except per share data

                                     June 30,  June 30,  Dec. 31,
                                       1999      1999      1998
                                    proforma
Assets
Current assets:
     Cash and cash equivalents       $46,443   $  9,029  $  6,496

     Certificate of deposit            2,100      2,100
     Accounts receivable, net          2,681      2,681     1,119

     Prepaid expenses, inventory
     and other                         1,419      1,533     1,416
                                      ------    -------   -------
Total current assets                  52,643     15,343     9,031

Property and equipment, net            8,709      8,709     9,433
Goodwill, net                          8,178      8,178     8,304
Obligations due from shareholders, net   261        261       471
Investment in unconsolidated
  businesses                             979        979       520
Certificate of deposit                   - -        - -     2,100
Other assets                           1,015      1,015     1,518
                                      ------    -------   -------

Total assets                         $71,785    $34,485   $31,377
                                      ------    -------   -------
                                      ------    -------   -------

Liabilities and Shareholders'
  Investment
Current liabilities
     Accounts payable                 $2,174     $2,174   $ 2,030
     Accrued liabilities and
      other                            2,814      2,814     2,637
     Debt maturing in one year           627        627       787
                                      ------    -------   -------


Total current liabilities              5,615      5,615     5,454


Long-term debt                           496        496     2,724

Commitments and contingencies

Shareholders' investment

     Preferred stock                   2,522      2,522     7,687

     Common stock ($0.001 par
       value; 45,539 shares and
       40,974 shares issued (50,539
       proforma))                        113        108       103

     Contributed capital              85,439     48,144    41,701

     Accumulated (deficit)           (21,940)   (21,940)  (25,664)

     Foreign currency translation
       adjustment                         17         17       (14)

     Less common stock in treasury
       at cost                            30         30        30
     Less accrued preferred stock
       dividend                          447        447       584
                                      ------    -------   -------
                                      65,674     28,374    23,199
Total liabilities and shareholders'
  investment                         $71,785    $34,485  $ 31,377
                                      ------    -------   -------
                                      ------    -------   -------

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                         LCA-VISION INC.
         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998
                           (unaudited)

                               in thousands, except per share data

                            Three Months Ended    Six Months Ended
                                June 30,                June 30,
                              1999      1998       1999    1998
                              ----      ----       ----    ----
Revenues:
  Laser refractive surgery  $14,346    $8,290   $27,735  $14,736
  Other                         384       729       862    1,492
                             ------     -----    ------   ------
Total revenues               14,730     9,019    28,597   16,228

Operating costs and expenses:
  Medical professional and
    license fees              6,186     3,537    12,201    6,193
  Direct costs of services    2,732     2,644     5,288    5,463
  General and administrative
    expenses                  3,253     2,485     6,223    4,578
  Depreciation and
    amortization                724     1,069     1,436    2,124
  Restructuring provision      (150)   10,500      (150)  10,500
                             ------     -----    ------   ------

Operating income (loss)       1,985   (11,216)    3,599  (12,630)

Equity in earnings from
  unconsolidated businesses      94       (19)      417       37
Interest expense                 27       247       120      590
Interest income                 129        84       276      196
Other income (expense)          218        35       (59)      61
                             ------     -----    ------   ------

Income (loss) before taxes
  on income                   2,399   (11,363)    4,113  (12,926)

Taxes on income                   8       110         8      138
                             ------     -----    ------   ------

Net income (loss)             2,391   (11,473)    4,105  (13,064)

Dividends to preferred
  shareholders                   44       129       128      172
                             ------     -----    ------   ------
Income (loss) available to
  common shareholders        $2,347  $(11,602)   $3,977 $(13,236)
                             ------     -----    ------   ------
                             ------     -----    ------   ------
Income (loss) per common
  share
     Basic                    $0.05    $(0.32)    $0.09   $(0.36)
     Diluted                  $0.05    $(0.32)    $0.09   $(0.36)

Weighted average shares used
  in computation
     Basic                   45,450    36,818    44,614   36,742
     Diluted                 49,035    36,818    47,962   36,742


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                       LCA-VISION INC.
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998
                        (unaudited)


                                          in thousands

                                              Six Months Ended
                                                  June 30,
                                            1999          1998
                                            ----          ----

Cash flows from operating activities:
Net income (loss)                          $4,105      $(13,064)
Adjustments to reconcile net income
  (loss)to net cash provided by
  (used in) operating activities:
    Depreciation and amortization           1,436         2,124
    Equity in income of unconsolidated
      affiliates                             (417)          (37)
    Compensation paid in common stock         375           - -
    Restructuring provision                  (150)       10,500
    Other                                    (150)           41
    Changes in working capital:
       Accounts receivable                 (1,362)          388
       Prepaid expenses, inventory
         and other                             (3)         (683)
       Accounts payable                       144             2
       Accrued liabilities and other          761            61
                                             ----          ----

Net cash provided by (used in) operations   4,611          (709)
                                             ----          ----

Cash flows from investing activities:
   Purchase of property and equipment        (227)       (1,506)
   Advances to affiliates                     - -          (570)
   Proceeds from sales of equipment           - -           461
   Other, net                                 (22)          - -
                                             ----          ----

Net cash (used) by investing activities      (249)       (1,615)
                                             ----          ----

Cash flows from financing activities:
   Net (repayment) bank borrowing             - -        (9,639)
   Principal payments of long-term notes,
     debt and capital lease obligations    (2,388)          (33)
   Exercise of stock options                  559            51
   Proceeds from sale of 6% convertible
     preferred stock                          - -         9,463
   Other                                      - -           (74)
                                             ----          ----

Net cash provided (used) by financing
   activities                              (1,829)         (232)
                                            -----          ----

Increase (decrease) in cash and cash
   equivalents                              2,533        (2,556)

Cash and cash equivalents at beginning
   of period                                6,496         8,680
                                            -----         -----

Cash and cash equivalents at end of
   period                                  $9,029        $6,124


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                        LCA-VISION INC.
        Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 1999 and 1998
                          (unaudited)

1.     Summary of Significant Accounting Policies

The June 30, 1999 and 1998 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods.

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

Per Share Data

Basic per share data is income (loss) applicable to common shareholders divided by the weighted average common shares outstanding. Diluted per share data is income (loss) applicable to common shareholders divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options and warrants were exercised or convertible preferred stock were converted into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 1999 (in thousands, except per share amounts):



                                   Three Months Ended June 30,    Six Months Ended June 30,
                              Income    Shares     Per-Share   Income     Shares     Per-Share
                            Numerator  Denominator   Amount   Numerator  Denominator  Amount
                            ---------  ----------- ---------  ---------  ----------- ---------
Net income                    $2,391                            $4,105
Dividends to preferred
  shareholders                   (44)                             (128)
                               -----                             -----

Basic EPS
    Income available to
      common shareholders      2,347       45,450     $0.05     3,977       44,614     $0.09
                                                       ----                             ----
                                                       ----                             ----

Effect of Dilutive Securities
    Convertible preferred stock   44          836                 128        1,482
    Stock options                           2,655                            1,819
    Warrants                                   94                               47
                                ----       ------                            -----

Diluted EPS
Income available to common
shareholders and assumed
conversions                   $2,391       49,035     $0.05    $4,105       47,962     $0.09
                               -----       ------      ----     -----       ------      ----
                               -----       ------      ----     -----       ------      ----


The weighted average shares for the June 30, 1998 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.

2. Shareholders' Investment

     Common Stock
     On June 30, 1999 we sold 5,000,000 new shares of our common stock at a public offering price of $8.00 per share. The net proceeds will approximate $37,300,000 after deducting underwriting discounts and commissions and our estimated offering expenses, including the fee to be listed on the Nasdaq National Market. At June 30, 1999 offering expenses of $114,000 were incurred and recorded as a prepaid expense.

     On July 6, 1999 we received $37,800,000 which was net of underwriting discounts and commissions. The pro forma balance sheet assumes that the public offering proceeds and offering expenses were settled on June 30, 1999.

     Class A Preferred Stock
     At June 30, 1999 there are no shares of Class A Preferred
     Stock issued and outstanding. Our principal shareholder paid approximately $34,000 of a note due us with his shares of Class A Preferred Stock.

     In February 1999 the other holders exchanged their shares of Class A Preferred Stock for 33,191 shares of our common stock. We retired the shares of Class A Preferred Stock received.

     During the six months ended June 30, 1999, 344,470 shares of common stock at a weighted average exercise price of $1.62 per share were issued to individuals who exercised stock options. During the three months ended June 30, 1999 individuals exercised 206,420 stock options at a weighted average exercise price of $1.36 per share.

     6% Series B-1 Convertible Preferred Stock
     At December 31, 1998, 5,702 shares of the 6% Series B-1 convertible preferred stock were outstanding. During the three months ended March 31, 1999, these shares and dividends totaling $264,000 were converted into 3,994,642 shares of common stock.

     The terms of these shares gave the holders the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March 1999 certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. In June, 1999 a former holder of these shares agreed to accept 25,396 shares of our common stock in the same type of exchange. These agreements resulted in non-cash charges of $50,000 and $325,000 recorded as other expense in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1999, respectively.

3. Debt

At December 31, 1998 we had a term loan borrowing under our credit facility of $2,053,000. The loan had an interest of 7.45% and required monthly installments of $12,000 plus interest until June 30, 2000 when the remaining principal balance of $1,705,000 would become due. In March 1999 we repaid the loan balance of $2,030,000.

In May 1999 our line of credit with The Provident Bank was increased to $10,000,000. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions.

4. Obligations Due from Shareholders and Their Affiliates, Net

The following table displays the details of net obligations due to us as reported in our June 30, 1999 Condensed Consolidated Balance Sheet (in thousands):

     Due to us:
       Receivable from shareholder's
         affiliated company               $631
       Accrued interest                     77
     Due from us:
       Accrued Interim Series B preferred
         stock dividend                    447
                                           ---
     Net due us                        $   261
                                           ---
                                           ---

Our principal shareholder is the majority stockholder of an inactive ambulatory surgical center. We have no investment in this surgery center; however, we did lease a portion of our headquarters building and provided other administrative services.
During 1999 we acquired computer equipment and software from the surgery center at their book value of $103,000. The account receivable was reduced by this amount.

At December 31, 1998 we owed our principal shareholders notes in the principal amount of $1,500,000 and interest of $568,000. These shareholders owed us $2,100,000 which was collateralized by our obligation to them. In March 1999 we repaid the obligations due shareholders of $2,094,000 by netting the amount against the advance to shareholders.

5. Segment Information

We operate in one segment - laser refractive surgery. The table below summarizes the results of our Canadian operations included in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1999 and 1998 (in thousands):
                     Three Months Ended       Six Months Ended
                          June 30,                 June 30,
                          --------                 --------
                      1999      1998           1999      1998
                      ----      ----           ----      ----

Revenues             $457       $636           $819     $1,156
Operating profit       51        101             67        192

6. Additional Financial Information

The table below provides additional financial information related to our Condensed Consolidated Statement of Operations (in thousands):

                     Three Months Ended       Six Months Ended
                          June 30,                 June 30,
                          --------                 --------
                      1999      1998           1999      1998
                      ----      ----           ----      ----

Direct costs of
  laser refractive
  surgery:
    Employee costs   $1,001    $1,036        $1,954    $2,078
    Equipment rent
     and maintenance    900       632         1,757     1,359
    Facility rent and
     utilities          309       413           604       859
    Supplies, gas and
     other              479       310           885       593
                       ----      ----          ----      ----

     Total         $  2,689   $ 2,391       $ 5,200   $ 4,889
                      -----     -----         -----      ----
                      -----     -----         -----      ----


7. Commitments and Contingencies

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

Discovery in the actions, has recently concluded. All parties have indicated their intention, based on the discovery results, to move to dismiss all claims of the other parties. The court has set a motion schedule which ends in October, 1999, and a decision on the motions will occur thereafter.

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

"Management's Discussion and Analysis or Plan of Operation" is an analysis of our operating results for the three and six months ended June 30, 1999. It explains why our revenues and costs changed, our overall financial condition, and other matters including the Year 2000 Issue.

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

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for the three and six months ended June 30, 1999 and 1998 were (dollars in thousands):

                      Three Months Ended      Six Months Ended
                          June 30,                  June 30,
                     1999          1998       1999         1998

Revenue            $14,346        $8,290    $27,735      $14,736

Less: Medical
 professional and
 license fees        6,186         3,537     12,201        6,193
                    ------         -----     ------       ------

Contribution     $   8,160      $  4,753    $15,534     $  8,543
                    ------         -----     ------       ------
                    ------         -----     ------       ------

The following table illustrates the growth of laser vision correction procedures performed at our centers. Combined procedures include those performed at investee centers. We record the results of our investee centers using the equity method.

                 Wholly-owned                 Combined
         1999      1998       1997     1999     1998     1997
Q1      7,591     3,887        979    9,064    4,450    1,443
Q2      8,365     4,891      1,506    9,742    5,737    2,078
Q3                5,327      2,375             6,102    2,794
Q4                5,686      2,888             6,791    3,400

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

Operating costs and expenses

Medical professional and license fees
The increases are a direct result of the increase in procedures performed at our wholly-owned centers. These costs comprise a significant portion of the total costs of a laser vision correction procedure.

Direct costs of services
The table below provides information related to our direct costs of services.

                      Three Months Ended      Six Months Ended
                          June 30,                  June 30,
                     1999          1998       1999         1998

Laser refractive
  surgery
   Employee costs   $1,001        $1,036     $1,954      $2,078
   Equipment rent
     and maintenance   900           632      1,757       1,359
   Facility rent and
     utilities         309           413        604         859
   Supplies, gases
     and other         479           310        885         593
                     -----         -----      -----       -----

                     2,689         2,391      5,200       4,889
Other                   43           253         88         574
                     -----         -----      -----       -----

                   $ 2,732        $ 2,644    $5,288      $5,463
                     -----         -----      -----       -----
                     -----         -----      -----       -----

These costs decrease as a percentage of revenue because they represent, for the most part, the fixed costs of a laser vision correction center. 1998 includes the costs of the eight centers closed during the year.

General and administrative
The table below provides information related to general and administrative expenses (in thousands, except per cent data).

                   Three months                  Six months
               Dollars    % of Revenue    Dollars    % of Revenue
               -------    ------------    -------    ------------

June 30, 1999   $3,253         22          $6,223         22
June 30, 1998    2,485         28           4,578         28

Our general and administrative expenses rose in dollars recorded primarily due to additional marketing costs and programs and increased usage of financing options offered, on a non-recourse basis, to patients.

Depreciation and amortization
The decrease results primarily from the write-off of goodwill and leasehold improvements and the write-down of idled lasers to their net realizable values announced in the second quarter of 1998.

Non-operating income and expenses

Equity in earnings of unconsolidated affiliates is our share of the profits of unconsolidated affiliates. Interest expense decreased due to the significant reduction in debt. Interest income increased because we had cash to invest in overnight cash equivalents. Other expense in 1999 includes a $350,000 expense associated with the issuance of 190,472 shares of our common stock to certain majority holders of our 6% series B-1 convertible preferred stock in exchange for these holders waiving their option to purchase an additional $5,000,000 of convertible preferred stock.

Liquidity and Capital Resources

On June 30, 1999 we sold 5,000,000 new shares of our common stock at a public offering price of $8.00 per share. The net proceeds will approximate $37,300,000 after deducting underwriting discounts and commissions and our estimated offering expenses, including the fee to be listed on the Nasdaq National Market. At June 30, 1999 offering expenses of $114,000 were incurred and recorded as a prepaid expense. On July 6, 1999 we received $37,800,000 which was net of underwriting discounts and commissions.

We intend to use the net proceeds of the offering as follows:

     -  To open additional laser vision correction centers,
     -  To purchase additional equipment,
     - To extensively market our centers and the LCA-Vision brand name,
     -  To fund possible future strategic acquisitions, and
     - To provide working capital and for general corporate purposes.

We currently have no agreements or understandings with respect to any material future acquisition. We will have broad discretion in how to use our net proceeds. Until we use the proceeds for business purposes, we intend to temporarily invest our net proceeds from this offering in short-term, investment-grade, interest-bearing securities or obligations of, or guaranteed by the U.S. government.

Other sources of liquidity for the next year are expected to be:
     -  cash generated from operations
     -  proceeds from the exercise of stock options
     -  credit facility and lease financing, as necessary

We generated positive cash flow from operations for the quarter and six months ended June 30, 1999. This was sufficient to finance our capital expenditures and debt repayment in the quarter.

Our cash balance increased $2,533,000 during the six months ended June 30, 1999. Cash flow from operations was $4,611,000 during this period. We also received $559,000 from the exercise of stock options. We used $2,388,000 of our cash to make principal payments on our debt and $227,000 for additions to property and equipment.

During the quarter ended March 31, 1999, all of the outstanding shares of our Series B-1 convertible preferred stock and accrued dividends thereon were converted into shares of our common stock. Beginning April 1, 1999, we no longer accrued dividends for this stock. Our repayment of the term loan during March 1999 resulted in interest savings approximating $40,000 and principal payments of $35,000 in the second quarter.

In May 1999 our line of credit with The Provident Bank was increased to $10,000,000. At June 30, 1999, the line of credit supports letters of credit totalling $1,000,000 and $9,000,000 is available to us for borrowing. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions.

At December 31, 1998 we had net operating loss carryforwards ("NOL's") for federal and state income tax purposes of $35.3 million which expire in varying amounts from 2012 through 2019. These operating losses are available to offset future taxable income. Approximately $15 million of the NOL's were acquired when we bought Refractive Centers International, Inc. in August 1997 and their use is subject to limitation under Section 382 of the Internal Revenue Code.

Approximately $15 million of our NOL's consist of deferred tax assets for which, because of our operating losses, we could not record a benefit in our statement of operations and a valuation allowance was necessary. If our profitability continues, we will be able to reduce the valuation allowance. A reduction of the valuation allowance is generally shown in the statement of operations as a reduction of income tax expense.

Regardless of when the reduction in the valuation reserve is recognized in the statement of operations, the utilization of the NOL's will substantially reduce our cash obligation for payment of income taxes otherwise due over the next several years.

Year 2000 Issue
Compliance. Our services, operations, customers, suppliers and service providers all rely on information technology systems, both hardware and software, to function properly. This includes readily apparent systems such as those controlling the VISX excimer lasers used as a key part of our services as well as less obvious ones such as those required to provide electricity to our headquarters and our centers.


Suppliers. We have been surveying existing suppliers about the ability of their systems and products to properly handle dates for the Year 2000. However, VISX has advised us that its excimer lasers will remain fully functional through the Year 2000 and beyond. VISX has determined that the excimer laser systems do not properly print or store patient report dates and procedures performed in the Year 2000. VISX is in the process of developing and testing a solution to this problem and expects to have it available to us by the middle of 1999.

Operations. We have been gathering information from vendors about
Year 2000 compliance for each of the major elements of our internal information technology systems. Based on the statements from vendors, we understand the following:

The latest versions of our operating systems, which include MS Windows NT 4.x, MS Windows 98, MS Windows 95 and Solaris 7, are all Year 2000 compliant. We will purchase packages to make our Sun Solaris 2.5.1 server operating systems Year 2000 compliant. We expect to complete this early in the third quarter of 1999.

Our key applications, which include Oracle 8, Solomon IV financial software for Windows, MS Office 97 and Netscape Enterprise server and browser, are Year 2000 compliant.

We have not verified or tested compliance for our call center information system because we are in the process of installing a new system, the Melita International Corporation PhoneFrame Explorer System. This system, which is Year 2000 compliant, should be in operation by the end of the third quarter of 1999. The cost of the new system is expected to be in excess of $200,000 and will either be included in our capital expenditures or leased.

Our computer hardware, which is all PC-based, is Year 2000 compliant with the exception of several older personal computers. The hardware used to control our local area network is Year 2000 compliant. We expect to install any necessary upgrades or replace any computers that are not Year 2000 compliant during the second and third quarters.


We have received notification from third parties that service our facility that it is Year 2000 compliant with regard to building security, heating, elevator, and lighting controls.

Costs to address Year 2000 issues

We expect that any remaining costs for the Year 2000 compliance will be less than $40,000 and that most of our disbursements will be for equipment purchases and, therefore, will be capitalized and depreciated or leased. However, we may spend more money than we have estimated, and this could have a material adverse effect on our results of operations and financial condition. At this stage in our assessment process, we do not believe that the Year 2000 issue will materially impact our financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with our computer systems and software or that customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, we plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Contingency plans

The most reasonable likely worst case Year 2000 scenario would be that a solution to the VISX laser printing and storage of patient report dates for procedures performed in the Year 2000 and beyond is not corrected in a timely manner. To the extent that any computer documentation of procedure is unavailable, we are prepared to manually produce the necessary reports. As we complete our internal review and external surveys we will make additional contingency plans to address the problems that we believe are reasonably likely to arise. However, despite our best efforts, we may not anticipate all problems that may ultimately arise.

Risks of Year 2000 issues

We will continue preparations to ensure that the information technology relating to our services, operations and suppliers will recognize dates and function properly in the Year 2000 and beyond. However, unanticipated problems could affect our ability to provide services to our customers or interrupt or prevent deliveries from suppliers at the onset of the Year 2000. As a result, we could suffer a material adverse impact to our business, financial position and results of operation sue to a loss of revenue, legal claims or extra expenses cause by unanticipated Year 2000 computer problems.

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

        Discovery in the actions, has recently concluded. All parties have indicated their intention, based on the discovery results, to move to dismiss all claims of the other parties. The court has set a motion schedule which ends in October, 1999, and a decision on the motions will occur thereafter.

        In the opinion of management neither action will have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities.
        None

Item 3. Defaults upon Senior Securities.
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information.
        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        Exhibit
        Number          Description of Exhibit
        -------         ----------------------

        27              Financial Data Schedule

        (b) Reports on Form 8-K.
        1) Form 8-K dated May 14, 1999, announcing that The Provident Bank increased the Company's line of credit to $10 million and had issued an additional new line of credit, in the amount of $10 million, for the purpose of funding acquisitions.
        2) Form 8-K dated June 8, 1999 announcing that the Company had filed a registration statement for a public offering of 8.3 million shares of its common stock; 5.0 million of which are being sold by the Company and 3.3 are being sold by certain selling shareholders.
        3) Form 8-K dated June 30, 1999 announcing the pricing of a public offering of 6 million shares of the Company's common stock; 5 million shares by the Company, 1 million shares by certain selling stockholders.
        4) Form 8-K dated July 6, 1999 announcing the laser vision correction procedure volumes for the six months ended June 30, 1999.
        5) Form 8-K dated July 12, 1999 announcing that LCA-Vision and Cole National entered into an arrangement to make laser vision correction available to 50 million members of Cole Managed Vision through a national network of laser vision correction providers to be established by LCA-Vision.



                             Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             LCA-VISION INC.



Date   July 28, 1999                /s/ Stephen N. Joffe
     ---------------                --------------------
                                    Stephen N. Joffe
                                    Chairman and Chief Executive
                                    Officer




Date    July 28, 1999               /s/ Larry P. Rapp
     ----------------               -----------------
                                    Larry P. Rapp
                                    Treasurer and Chief
                                    Financial Officer