Form 10QSB/A
period 1999-06-30
LCA VISION INC
filed 1999-08-06
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           Form  10-QSB/A

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

                                              Six Months Ended
                                                  June 30,
                                            1999          1998
                                            ----          ----

Cash flows from operating activities:
Net income (loss)                          $3,977      $(13,064)
Adjustments to reconcile net income
  (loss)to net cash provided by
  (used in) operating activities:
    Depreciation and amortization           1,436         2,124
    Equity in income of unconsolidated
      affiliates                             (417)          (37)
    Compensation paid in common stock         375           - -
    Restructuring provision                  (150)       10,500
    Other                                    (150)           41
    Changes in working capital:
       Accounts receivable                 (1,362)          388
       Prepaid expenses, inventory
         and other                             (3)         (683)
       Accounts payable                       144             2
       Accrued liabilities and other          761            61
                                             ----          ----

Net cash provided by (used in) operations   4,611          (709)
                                             ----          ----

Cash flows from investing activities:
   Purchase of property and equipment        (227)       (1,506)
   Advances to affiliates                     - -          (570)
   Proceeds from sales of equipment           - -           461
   Other, net                                 (22)          - -
                                             ----          ----

Net cash (used) by investing activities      (249)       (1,615)
                                             ----          ----

Cash flows from financing activities:
   Net (repayment) bank borrowing             - -        (9,639)
   Principal payments of long-term notes,
     debt and capital lease obligations    (2,388)          (33)
   Exercise of stock options                  559            51
   Proceeds from sale of 6% convertible
     preferred stock                          - -         9,463
   Other                                      - -           (74)
                                             ----          ----

Net cash provided (used) by financing
   activities                              (1,829)         (232)
                                            -----          ----

Increase (decrease) in cash and cash
   equivalents                              2,533        (2,556)

Cash and cash equivalents at beginning
   of period                                6,496         8,680
                                            -----         -----

Cash and cash equivalents at end of
   period                                  $9,029        $6,124


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

                             LCA-VISION INC.



Date   August 6, 1999                /s/Larry P. Rapp
     ---------------                --------------------
                                    Larry P. Rapp
                                    Chief Financial Officer and
                                    Treasurer
                                    Officer




Date    July 28, 1999               /s/ Larry P. Rapp
     ----------------               -----------------
                                    Larry P. Rapp
                                    Treasurer and Chief
                                    Financial Officer