Form 10QSB
period 1999-09-30
LCA VISION INC
filed 1999-11-04
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                             Form  10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999.

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

Yes   X              No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
51,502,989 shares as of November 2, 1999.

Transitional Small Business Disclosure Format (check one):

Yes                  No   X




                          LCA-VISION INC.
                              INDEX


Facing Sheet

Index                                                 Page No.

Part I.  Financial Information                            1

     Item 1.  Financial Statements                        2

         Condensed Consolidated Balance Sheets
         at September 30, 1999 (unaudited) and
         at December 31, 1998 (audited)                   3

         Unaudited Condensed Consolidated
         Statements of Operations for the
         Three and Nine  Months Ended
         September 30, 1999 and 1998                      4

         Unaudited Condensed Consolidated
         Statements of Cash Flows for the
         Nine Months Ended September 30,
         1999 and 1998                                    5

         Notes to Unaudited Condensed
         Consolidated Financial Statements                6

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                  11

Part II.  Other Information                              17

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of
             Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Signatures                                                19



                         LCA-VISION INC.
             Condensed Consolidated Balance Sheet
              September 30, 1999 (unaudited) and
                 December 31, 1998 (audited)

                                     September 30,   December 31,
                                        1999             1998
                                      -----------    ------------
Assets
Current assets:
   Cash and cash equivalents             $13,227       $  6,496
   Short-term investments                 37,299
   Accounts receivable, net                2,024          1,119
   Prepaid expenses, inventory
     and other                             1,993          1,416
                                          ------        -------
 Total current assets                     54,543          9,031

Property and equipment, net                9,120          9,433
Goodwill, net                              8,113          8,304
Obligations due from shareholders, net       708            471
Investment in unconsolidated businesses      160            520
Certificate of deposit                                    2,100
Other assets                                 813          1,518
                                          ------        -------

Total assets                             $73,457        $31,377
                                          ------        -------
                                          ------        -------

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable                          $2,106        $ 2,030
Accrued liabilities and other              2,935          2,637
Debt maturing in one year                    653            787
                                          ------        -------

Total current liabilities                  5,694          5,454

Long-term debt                               481          2,724

Commitments and contingencies

Shareholders' investment
Preferred stock                                           7,687
Common stock ($0.001 par value;
51,489 shares and 40,974 shares issued)      114            103
Contributed capital                       88,239         41,701
Accumulated (deficit)                    (21,059)       (25,664)
Foreign currency translation adjustment       18            (14)
Less common stock in treasury at cost         30             30
Less accrued preferred stock dividend                       584
                                          ------        -------
                                          67,282         23,199
                                          ------        -------

Total liabilities and shareholders'
  investment                             $73,457        $31,377
                                          ------        -------
                                          ------        -------




The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



                          LCA-VISION INC.
           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998
                            (unaudited)

                              in thousands, except per share data
                         Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                          1999        1998      1999        1998
                           ----        ----      ----        ----
Revenues:
 Laser refractive
   surgery              $14,882      $8,398     $42,617   $23,134
 Other                       91         698         953     2,189
                         ------       -----      ------    ------

Total revenues           14,973       9,096      43,570    25,323

Operating costs and
  expenses:
 Medical professional
  and license fees        6,434       3,561      18,635      9,754
 Direct costs of
  services                3,108       2,771       8,396      8,234
 General and
   administrative
   expenses               3,681       2,748       9,904      7,326
 Depreciation and
   amortization             775         692       2,211      2,815
 Restructuring provision                           (150)    10,500
                                                ------     ------

Operating income (loss)     975        (676)      4,574   (13,306)

Equity in earnings (loss)
  of unconsolidated
  businesses               (153)        108         264        144
Interest expense             25         108         145        698
Interest income             632         106         908        302
Other income (expense)        4          37         (55)        98
                         ------       -----      ------    ------

Income (loss) before
  taxes on income         1,433        (533)      5,546   (13,460)

Taxes on income              10           8          18        145
                         ------       -----      ------    -------

Net income (loss)         1,423        (541)      5,528   (13,605)

Dividends to preferred
  shareholders               12         218         140        390
                         ------       -----      ------    -------

Income (loss) available
  to common shareholders $1,411  $     (759)   $  5,388  $(13,995)
                         ------       -----      ------    -------
                         ------       -----      ------    -------

Income (loss) per
  common share

   Basic                  $0.03      $(0.02)      $0.12    $(0.38)
   Diluted                $0.03      $(0.02)      $0.11    $(0.38)

Weighted average
  shares used in
  computation

   Basic                 51,227      37,163      46,819     36,882
   Diluted               54,389      37,163      50,104     36,882



The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.



                        LCA-VISION INC.
          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998
                          (unaudited)

                                                  in thousands

                                               Nine Months Ended
                                                  September 30,
                                               1999         1998
                                               ----         ----
Cash flows from operating activities:
Net income (loss)                              $5,388    $(13,605)
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
  Depreciation and amortization                 2,211       2,815
  Equity in income of unconsolidated
    affiliates                                   (264)       (144)
  Compensation paid in common stock               375
  Restructuring provision                        (150)     10,500
  Other                                          (134)
  Changes in working capital:
     Accounts receivable                         (804)        444
     Prepaid expenses, inventory and other       (301)         85
     Accounts payable                            (457)       (626)
     Accrued liabilities and other                946        (259)
                                                 ----       ------
Net cash provided by (used in) operations       6,810        (790)

Cash flows from investing activities:
   Purchase of property and equipment            (846)     (1,811)
   Advances to affiliates and shareholders                 (2,670)
   Beginning cash of consolidated affiliate     1,032
   Purchase of cash investments               (35,199)     (2,100)
   Proceeds from sales of equipment               200       1,061
   Other, net                                       7         (57)
                                                 ----       ------

Net cash (used) by investing activities       (34,806)     (5,577)

Cash flows from financing activities:
   Net (repayment) bank borrowing                          (9,651)
   Bank borrowings                                          2,100
   Principal payments of long-term notes,
      debt and capital lease obligations       (2,470)       (395)
   Exercise of stock options and warrants         944          51
   Proceeds from sale of common stock          36,715
   Proceeds from sale of 6% convertible
      preferred stock                           9,463
   Cash dividends paid                           (462)
                                                 ----       ------
Net cash provided by financing
   activities                                  34,727       1,568
                                               ------      -------

Increase (decrease) in cash and cash
   equivalents                                  6,731      (4,799)

Cash and cash equivalents at beginning
   of period                                    6,496       8,680
                                               ------      -------

Cash and cash equivalents at end of
   period                                     $13,227      $3,881
                                               ------      -------
                                               ------      -------


The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                          LCA-VISION INC.
      Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended September 30, 1999 and 1998

1.  Summary of Significant Accounting Policies

The September 30, 1999 and 1998 financial data are unaudited; however, in the opinion of the Company, such data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods. We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations which allow us to condense or omit certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Please read our 1998 Annual Report and Form 10-K to gain a more complete understanding of our financial statements.

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

Consolidation
We use consolidation when we own a majority of the voting stock of a subsidiary or affiliate. This means their accounts are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts.

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

We report our investment in Silmalaseri Oy under the equity method.

Cash and Cash Equivalents

For the purpose of reporting our cash flows, we consider highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

Our short-term investments consist primarily of time deposits and obligations of U.S. government agencies with a maturity of 90 days or more when purchased. Short-term investments are stated at cost, which approximates market value.

Short-term investments at September 30, 1999 were (in thousands):

 Certificate of deposit, due June 30, 2000        $2,100
 Federal Home Mortgage Corporation:
     note due January 28, 2000                    15,200
     note due February 15, 2000                   19,999
                                                  ------
                                                 $37,299
Per Share Data

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

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 1999 (in thousands, except per share amounts):





                   Three Months Ended September 30, 1999  Nine Months Ended September 30, 1999
                    Income       Shares      Per-Share      Income        Shares   Per-Share
                   Numerator   Denominator      Amount     Numerator    Denominator   Amount
                  ----------   -----------    ---------    ---------    ----------- ---------
Net income          $1,423                                   $5,528
Dividends to
 preferred
 shareholders          (12)                                    (140)
                     -----                                    -----

Basic EPS                          51,227                                   46,819
   Income available
    to common
    shareholders     1,411                       $0.03        5,388                    $0.12
                                                  ----                                  ----
                                                  ----                                  ----

Effect of Dilutive
   Securities
   Convertible
   preferred stock      12            284                       140          1,082
   Stock options                    2,794                                    2,143
   Warrants                            84                                       60
                                    -----                                   ------
Diluted EPS
   Income available
    to common
    shareholders
    and assumed
    conversions     $1,423         54,389        $0.03       $5,528         50,104     $0.11


The weighted average shares for the September 30, 1998 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.
Use of Estimates

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

2. Shareholders' Investment

Common Stock
On June 30, 1999 we sold 5,000,000 new shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $36,715,000 after deducting underwriting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

During the nine months ended September 30, 1999, 584,684 shares of common stock at a weighted average exercise price of $1.57 per share were issued to individuals who exercised stock options. During the three months ended September 30, 1999 individuals exercised 210,102 stock options at a weighted average exercise price of $1.70 per share.

Preferred Stock

At September 30, 1999, there are no shares of preferred stock issued and outstanding.

Class A
In February 1999 certain holders exchanged their shares of Class A Preferred Stock for 33,191 shares of our common stock. In 1999 our principal shareholder paid approximately $34,000 of a note due us with his shares of Class A Preferred Stock. We retired the shares of Class A Preferred Stock received.

Class B
First and Second Interim Series
Our Board of Directors declared the payment of the cumulative unpaid dividend on our Class B Preferred Stock First and Second Interim Series to the holders of record on July 31, 1999. The cash dividend paid was $462,000. Subsequent to the payment of the dividend, the holders of the 12.6 shares issued and outstanding converted their shares into 720,478 restricted shares of our common stock.

6% Series B-1 Convertible Preferred Stock
At December 31, 1998, 5,702 shares of the 6% Series B-1 convertible preferred stock were outstanding. During the three months ended March 31, 1999, these shares and dividends totaling
$264,000 were converted into 3,994,642 shares of common stock.

The holders of these shares had the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March 1999 certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. In June 1999 a former holder of these shares agreed to accept 25,396 shares of our common stock in the same type of exchange. These agreements resulted in a non-cash charge of $375,000 recorded as other expense in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999, respectively.

Warrants
During the year, we issued warrants to purchase a total of 925,000 shares of common stock at prices ranging from $2 to $12 per share.

Warrants to purchase 125,000 shares at $2 per share are currently exercisable. During the quarter, warrants for 14,064 shares were exercised. Warrants to purchase 800,000 shares at $12 per share were issued during the quarter of which 200,000 each are currently exercisable; the remaining warrants become exercisable in equal installments of 200,000 each as of December 31, 1999, 2000, and 2001.

3. Debt

At December 31, 1998 we had a term loan borrowing under our credit facility of $2,053,000. The loan had an interest rate of 7.45% and required monthly installments of $12,000 plus interest until June 30, 2000 when the remaining principal balance of $1,705,000 would become due. In March 1999 we repaid the loan balance of $2,030,000.

In May 1999 our line of credit with The Provident Bank was increased to $10,000,000. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions.

On September 30, 1999, our line of credit agreement was amended to include a LIBOR plus 2-1/2% option for any borrowings under this agreement. In addition, certain of the events of default were changed. We are now required to maintain tangible net worth of $45 million and our EBITDA (earnings before interest expense, taxes, and depreciation and amortization) for the trailing twelve months must be greater than 2.0 times the sum of our current maturities of capital lease obligations and trailing twelve months' interest expense.

4. Obligations Due from Shareholders and Their Affiliates, Net

The following table displays the details of net obligations due to us as reported in our September 30, 1999 Condensed Consolidated
Balance Sheet (in thousands):

        Due to us:
          Receivable from shareholder's
             affiliated company                    $631
          Accrued interest                           77
                                                    ---
                                                   $708
                                                    ---
                                                    ---

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

5.  Investments in Unconsolidated Businesses

At June 30, 1999 we owned 45% of The Baltimore Laser Sight Center, Ltd. ("Baltimore"). We reported our investment in Baltimore under the equity method.

In July 1999, two other investees in Baltimore, owning approximately 53%, resigned as members and Baltimore redeemed their membership interests. This redemption increased our ownership to approximately 97% which requires our combining Baltimore's accounts with our accounts beginning the third quarter 1999. Our results of operations for the nine months ended September 30, 1999 include Baltimore's third quarter and our percentage share of the earnings for the six months ended June 30, 1999.

6.  Segment Information

We operate in one segment - laser refractive surgery. The table below summarizes the results of our Canadian operations included in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                        Three Months Ended    Nine Months Ended
                            September 30,       September 30,
                         1999        1998      1999        1998
                         ----        ----      ----        ----
Revenues                 $407        $419    $1,226      $1,575
Operating profit (loss)   (66)         67        13         407

7. Additional Financial Information

The table below provides additional financial information related to our Condensed Consolidated Statement of Operations (in thousands):

                        Three Months Ended    Nine Months Ended
                            September 30,       September 30,
                         1999        1998      1999        1998
                         ----        ----      ----        ----

Direct costs of
 laser refractive
 surgery:
   Employee costs      $1,156      $1,053    $3,110       $3,131
   Equipment rent
    and maintenance     1,042         870     2,799        2,229
   Facility rent and
    utilities             318         320       922        1,179
   Supplies, gas and
    other                 549         391     1,434          984
                        -----       -----     -----        -----
       Total           $3,065      $2,634    $8,265       $7,523
                        -----       -----     -----        -----
                        -----       -----     -----        -----


8. Commitments and Contingencies

We are a defendant and counter-claimant in a consolidated case entitled Cabrini Development Council, et al. v. LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of the State of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York. Also named as co-defendants are various current and former employees, officers and directors. The case involves claims and counterclaims asserted by and against us, and two other members of a New York limited liability company formerly engaged in operating a laser refractive surgery center, and arises out of the cessation of operations of such limited liability company.

Discovery in the actions, has recently concluded, and all parties have filed motions, based on the discovery results, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

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

"Management's Discussion and Analysis or Plan of Operation" is an analysis of our operating results for the three and nine months ended September 30, 1999. It explains why our revenues and costs changed, our overall financial condition, and other matters including the Year 2000 Issue.

Overview (dollars in thousands, except where noted)

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). The VISX Star S2 laser, which we have in each of our U.S. centers, can be used for correcting nearsightedness, myopic astigmatism,
and hyperopia.   We also manage a multi-specialty laser surgery
program at a medical facility.

Our sources of revenue are:
- Laser refractive surgery - fees for surgeries performed at our wholly-owned centers.
- Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs; marketing and education program fees; and miscellaneous sources.

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

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and costs from centers in such states do not include the medical professionals fee component. The contribution, or revenues less medical professional and license fees, from laser refractive surgery procedures were (dollars in thousands):

                        Three Months Ended    Nine Months Ended
                            September 30,       September 30,
                         1999        1998      1999        1998
                         ----        ----      ----        ----

Revenue               $14,882      $8,398   $42,617     $23,134
Less: Medical
  professional and
   license fees         6,434       3,561    18,635       9,754
                       ------       -----    ------      ------

Contribution           $8,448      $4,837   $23,982     $13,380
                       ------       -----    ------      ------
                       ------       -----    ------      ------


The following table illustrates the growth of laser vision correction procedures performed at our consolidated centers.

                                      Consolidated
                           1999        1998        1997
         Q1                7,591       3,887        979
         Q2                8,365       4,891      1,506
         Q3                8,769       5,327      2,375
         Q4                           5,686       2,888

Our growth and profitability are predicated on increases in procedure volume. Industry sources estimate that over 900,000 procedures will be performed in the U.S. in 1999. As more people have the procedure performed the critical mass for word-of-mouth referrals is attained and, together with marketing and advertising, we expect an increase in procedure volume.

Other

Revenue declined because we reduced the extent to which we provide management services for multi-specialty surgery programs at hospitals due to the difficult business environment. The renewal of our contracts with the hospital providers became increasingly difficult due to price pressures and the lengthening of the sales cycle. Hospital providers and other entities were being driven to reduce costs and scaleback their operations, sometimes including the programs that we managed. In addition, budget reductions at the facilities reduced the marketing and education programs, key elements to a successful surgery program.

Operating costs and expenses

Medical professional and license fees
The increases are a direct result of the increase in procedures performed at our wholly-owned centers. These costs comprise a significant portion of the total costs of a laser vision correction procedure.

Direct costs of services
The table below provides information related to our direct costs of services.

                        Three Months Ended    Nine Months Ended
                            September 30,       September 30,
                         1999        1998      1999        1998
                         ----        ----      ----        ----
Laser refractive
  surgery
    Employee costs     $1,156      $1,053    $3,110      $3,131
    Equipment rent
      and maintenance   1,042         870     2,799       2,229
    Facility rent and
      utilities           318         320       922       1,179
    Supplies, gases
      and other           549         391     1,434         984
                        -----       -----     -----       -----
                        3,065       2,634     8,265       7,523
Hospital and other         43         137       131         711
                        -----       -----     -----       -----

                       $3,108      $2,771    $8,396      $8,234
                        -----       -----     -----       -----
                        -----       -----     -----       -----

These costs decrease as a percentage of revenue because they represent, for the most part, the fixed costs of a laser vision correction center. 1998 includes the costs of the eight centers closed during the year.

General and administrative
The table below provides information related to general and administrative expenses (in thousands, except per cent data).

                      Three months ended        Nine months ended
                      Dollars % of Revenue   Dollars % of Revenue

September 30, 1999    $3,681       24.6%     $9,904         22.7%
September 30, 1998     2,748       30.2       7,326         28.9

Our general and administrative expenses rose in dollars recorded primarily due to additional marketing costs and programs and increased usage of financing options offered, on a non-recourse basis, to patients.

Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 1999 increased as a result of capital expenditures, primarily equipment.

The decrease for the nine month period results primarily from the write-off of goodwill and leasehold improvements and the write-down of idled lasers to their net realizable values announced in the second quarter of 1998.

Non-operating income and expenses

Equity in earnings of unconsolidated affiliates is our share of the profits of unconsolidated affiliates. Interest expense decreased due to the significant reduction in debt. Interest income increased because we had cash to invest in overnight cash equivalents and short-term obligations issued by US government agencies. Other expense in 1999 includes a $350,000 expense associated with the issuance of 190,472 shares of our common stock to certain majority holders of our 6% series B-1 convertible preferred stock in exchange for these holders waiving their option to purchase an additional $5,000,000 of convertible preferred stock.

Liquidity and Capital Resources


On June 30, 1999 we sold 5,000,000 new shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $36,715,000 after deducting underwriting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

We intend to use the net proceeds of the offering as follows:

-  To extensively market our centers and our brand names,
-  To open additional laser vision correction centers,
-  To purchase additional equipment,
-  To fund possible future strategic acquisitions, and
-  To provide working capital and for general corporate purposes.

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

We generated positive cash flow from operations for the three and nine months ended September 30, 1999. This was sufficient to finance our capital expenditures and debt repayment.

Our cash balance increased $6,731,000 during the nine months ended September 30, 1999. Cash flow from operations was $6,810,000 during this period. We also received $944,000 from the exercise of stock options and warrants. We used $2,470,000 of our cash to make principal payments on our debt and $846,000 for additions to property and equipment.

During the quarter ended March 31, 1999, all of the outstanding shares of our Series B-1 convertible preferred stock and accrued dividends thereon were converted into shares of our common stock. On July 31, 1999 we paid the cumulative dividends unpaid on our Class B Preferred Stock First and Second Interim Series. The cash dividend paid was $462,000. Subsequent to the payment of the dividend, the holders of these shares converted them into 720,478 restricted shares of our common stock. As a result of these conversions we no longer have an expense or a liability for preferred stock dividends.

Our line of credit with The Provident Bank is $10,000,000. At September 30, 1999, the line of credit supports letters of credit totaling $800,000 and $9,200,000 is available to us for borrowing. We also have a $10,000,000 line of credit for the purpose of funding acquisitions.

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

Forward-looking Information


During the quarter we introduced a "value pricing" model - LasikPlus - in our Baltimore and Annapolis, Maryland centers. The pricing of $2,995 resulted in a significant increase in procedures
- 1,629 procedures compared with 1,178 during the second quarter, a quarter-to-quarter increase of 38% and a year-over-year increase of 152% - while maintaining the excellent clinical results and patient satisfaction found in our open-access centers. Our initial consumer research is that the value price makes LASIK surgery more affordable to a larger customer base. As a result of our initial success we have expanded the LasikPlus model to our centers in California; Edina, Minnesota; and Columbus and Toledo, Ohio.

Even though we have reduced the price to the consumer, we have maintained our per procedure contribution margin (total fee net of medical professional and license fees). In order to launch the LasikPlus model we have increased our marketing and advertising efforts. We expect these costs to continue to increase at least the next two quarters as we convert existing centers and add new centers under the LasikPlus model. After the period of high-impact advertising and marketing programs, we anticipate the expenditures returning to traditional levels.

We have also completed physician enrollment in our National Lasik Network. This network of ophthalmologists was established subsequent to our agreement with Cole Managed Vision, a division of Cole National Corporation, to offer laser vision correction services to Cole members nationwide beginning January 2000. Cole provides vision care benefits to such managed care companies as Aetna/U.S. Healthcare, Blue Cross and Blue Shield as well as MetLife, Healthnet and Cigna.

This agreement with Cole provides us access to over 50 million managed care lives.

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

Suppliers. We have been surveying existing suppliers about the ability of their systems and products to properly handle dates for the Year 2000. However, VISX has advised us that its excimer lasers will remain fully functional through the Year 2000 and beyond. VISX has determined that the excimer laser systems do not properly print or store patient report dates and procedures performed in the Year 2000. VISX is in the process of developing and testing a solution to this problem and expects to have it available to us by the end of 1999.

Operations. We have been gathering information from vendors about
Year 2000 compliance for each of the major elements of our internal information technology systems. Based on the statements from vendors, we understand the following:

The latest versions of our operating systems, which include MS
Windows NT 4.x, MS Windows 98, MS Windows 95 and Solaris 7, are all Year 2000 compliant. We have upgraded our file servers to Solaris 7.

Our key applications, which include Oracle 8, Solomon IV financial software for Windows, MS Office 97 and Netscape Enterprise server and browser, are Year 2000 compliant.

We have installed a new call center information system, the Melita International Corporation PhoneFrame Explorer System. This system, which is Year 2000 compliant, became operational in the third quarter of 1999. The new system has been leased on a three year term.

Our computer hardware, which is all PC-based, is Year 2000 compliant with the exception of several older personal computers. The hardware used to control our local area network is Year 2000 compliant. We expect to install any remaining necessary upgrades or replace computers that are not Year 2000 compliant by year-end. We have received notification from third parties that service our facility that it is Year 2000 compliant with regard to building security, heating, elevator, and lighting controls.

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

Risks of Year 2000 issues

We will continue preparations to ensure that the information technology relating to our services, operations and suppliers will recognize dates and function properly in the Year 2000 and beyond. However, unanticipated problems could affect our ability to provide services to our customers or interrupt or prevent deliveries from suppliers at the onset of the Year 2000. As a result, we could suffer a material adverse impact to our business, financial position and results of operation due to a loss of revenue, legal claims or extra expenses caused by unanticipated Year 2000 computer problems.

Business Risks and Fluctuations in Quarterly Results

Our results of operations have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including:

- Public and market acceptance of laser vision correction as a preferred means of vision correction;
- The entry of competitors into our current markets;
- Our opening new centers; and
- The introduction of new methods for vision correction that result in the excimer laser being less competitive.

Our profitability is dependent on the number of procedures performed and on maintaining the contribution margin per procedure. Any shortfall in procedures performed or contribution margin would have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our general and administrative expenses, which include marketing, are based on our expectations of future procedures and contribution margins and are relatively fixed in the short term. If procedures or contribution margins below our expectations we may not be able to reduce our spending rapidly in response to such shortfall. This could adversely affect our operating results. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of future performance.


Part II.  Other Information

Item 1.   Legal Proceedings

          Commitments and Contingencies
          We are a defendant and counter-claimant in a consolidated case entitled Cabrini Development Council, et al. v. LCA-Vision Inc., et al., which was commenced in October, 1997 in the Supreme Court of the State of New York, County of New York and subsequently removed to the United States District Court for the Southern District of New York. Also named as co-defendants are various current and former employees, officers and directors. The case involves claims and counterclaims asserted by and against us, and two other members of a New York limited liability company formerly engaged in operating a laser refractive surgery center, and arises out of the cessation of operations of such limited liability company.

          Discovery in the actions, has recently concluded, and all parties have filed motions, based on the discovery results, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

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

Item 2.   Changes in Securities.
                  None

Item 3.   Defaults upon Senior Securities.
                  None
Item 4.   Submission of Matters to a Vote of Security Holders
                  None

Item 5.   Other Information.
                  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          Exhibit
          Number               Description of Exhibit
          -------              -----------------------
            27                 Financial Data Schedule

          (b) Reports on Form 8-K.
          1) Form 8-K dated August 17, 1999 announcing the declaration and cash payment of a cash dividend on the Company's Class B Preferred Stock First and Second Interim Series; the subsequent conversion of such shares into 720,478 shares of the Company's common stock; and the resignation and redemption of the ownership interests of two of the Baltimore Laser Sight Center, Ltd. ("BLSC") which increased the Company's ownership of BLSC to approximately 97%.
          2) Form 8-K dated September 7, 1999 announcing the appointment of Joseph Dzialo as Executive Vice President.
          3) Form 8-K dated October 4, 1999 containing a copy of a press release issued October 3, 1999 announcing the procedure volume for the quarter ended September 30, 1999.
          4) Form 8-K dated October 28, 1999, containing a copy of a press release issued October 27, 1999, announcing results of launching LasikPlus and an estimate for year 2000 pre-tax earnings.
          5) Form 8-K dated October 29, 1999, containing a copy of a press release issued October 29, 1999, announcing the results for the three and nine months ended September 30, 1999.





                            Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 LCA-VISION INC.



Date:  November 2, 1999          /s/Stephen N. Joffe
                                 -------------------------------
                                 Stephen N. Joffe
                                 Chairman and Chief Executive
                                 Officer




Date:  November 2, 1999          /s/Larry P. Rapp
                                 --------------------------------
                                 Larry P. Rapp
                                 Treasurer and Chief Financial
                                 Officer