Form 10-K
period 1999-12-31
LCA VISION INC
filed 2000-02-18
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-K

___X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______to

______________________

Commission file number 0-27610

LCA-VISION INC.

Delaware Corporation 11-2882328

(State of Incorporation) (I.R.S. I.D.)

7840 Montgomery Road, Cincinnati, Ohio 45236

Telephone Number (513) 792-9292

_________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 9, 2000 was approximately $154,617,050.

The number of shares outstanding of the registrant's Common Stock as of February 9, 2000 was 51,581,506.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 8, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "may," "will," "estimates," "continues," "anticipates," "intends," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth in Part II "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the "Company" or "LCA-Vision") is the successor to two businesses which were founded and controlled by Stephen N. Joffe, Laser Centers of America, Inc. and Toronto Laservision Centre, Inc. Laser Centers of America was founded in 1985 to assist hospitals in establishing and managing laser surgery centers, and Toronto Laservision was one of the earliest laser vision surgery centers in Canada, which approved refractive laser surgery several years prior to its introduction in the United States in 1996.

Laser Centers of America, Toronto Laservision and our direct corporate predecessor, Maxoil Incorporated, were combined through a series of transactions that occurred in 1995. At that time, Maxoil was an inactive, non-operational corporation which had originally been incorporated in 1987 and had completed an initial public offering in 1988, before ceasing its oil and gas syndication business in 1993. In July 1995 Stephen N. Joffe purchased a majority of the outstanding shares of the common stock and preferred stock of Maxoil Incorporated, amended its certificate of incorporation to change the name to LCA-Vision Inc. and effected a one-for-ten reverse stock split. The corporate headquarters were moved to Cincinnati, Ohio. On August 31, 1995, LCA Canada Inc., a wholly-owned subsidiary of LCA-Vision, acquired all of the stock of Toronto Laservision. On September 29, 1995, Laser Centers of America merged into LCA-Vision.

On August 18, 1997, we acquired all of the outstanding shares of Refractive Centers International, Inc., an operator of laser vision correction centers and a majority-owned subsidiary of the refractive laser manufacturer Summit Technology, Inc., in exchange for 17,065,579 newly-issued shares of LCA-Vision common stock.

In 1998, we raised a total of $9,463,000 of equity capital through the issuance of a new class of convertible preferred stock to fund the continued growth of our business, and in July 1999 we raised an additional $37,300,000 of equity capital, after expenses, through a public offering of 5,000,000 shares of our common stock.

Our shares were originally traded on the Nasdaq over-the-counter electronic bulletin board. In 1996 our common stock began trading in the Nasdaq SmallCap Market, and following our public offering in 1999, it began trading on the Nasdaq National Market.

The U.S. Eye Care Industry

More than 160 million Americans, or approximately 60% of our nation's population, require eyeglasses or contact lenses to correct common refractive vision disorders and over 100 million Americans purchased eyewear in 1998. These consumers, with a median age of approximately 35 years old, spent a total of approximately $16 billion during 1998 on eyeglasses, contact lenses and other corrective lenses. Consumers purchased retail optical goods through three main retail channels: (1) independent ophthalmologists, optometrists and opticians, which accounted for 63% of sales, (2) retail chains, which accounted for 35% of sales and (3) health maintenance organizations, which accounted for 2% of sales.

Common Refractive Vision Disorders

The population segment described above usually suffers from one or more refractive vision disorders, which result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea's curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. The three most common refractive vision disorders are:

- Myopia (nearsightedness) -- images are focused in front of the retina, resulting in the blurred perception of distant objects

- Hyperopia (farsightedness) -- images are focused behind the retina, resulting in the blurred perception of near objects

- Astigmatism -- images are not focused on any point due to the varying curvature of the eye along different axes

Laser Vision Correction Procedures

Laser vision correction procedures are designed to reshape the outer layers of the cornea to correct refractive vision disorders by changing its curvature with an excimer laser, which eliminates or reduces the need for corrective lenses.

There are currently two outpatient procedures that use the excimer laser to correct common refractive vision disorders: Laser In-Situ Keratomileusis ("LASIK") and Photorefractive Keratectomy ("PRK"). In the case of both LASIK and PRK, prior to the procedure, an assessment is made of the correction required to program the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended correction using a specially developed algorithm. An eyelid holder is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient's cornea for the procedure. The excimer laser emits energy in a series of pulses with each pulse lasting only several billionths of a second. High-energy ultraviolet light produced by the excimer laser creates a "non-thermal" ablation, which removes tissue and reshapes the cornea without damaging adjacent tissue. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness and steeper when corrected for farsightedness. In effect, the change made in the middle or periphery of the cornea is translated to the front surface of the cornea which results in vision correction. A series of patient follow-up visits are scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the laser vision correction procedure. The typical procedure takes 15 to 30 minutes from set-up to completion. The excimer laser is generally used for less than 40 seconds.

The excimer laser used in our U.S. centers is manufactured by VISX and is currently approved to treat nearsightedness of up to -14 diopters with astigmatism of up to -4 diopters, and farsightedness of up to +6 diopters. The FDA recently approved the VISX laser for LASIK procedures with a treatment range of up to -14 diopters of nearsightedness with or without -0.5 to -5.0 diopters of astigmatism.

LASIK. LASIK came into medical use in Canada in 1994 and in the U.S. in 1996. Currently, the majority of laser vision correction procedures are LASIK since it is believed that LASIK generally allows for:

- More precise correction than PRK for higher levels of myopia and hyperopia (with or without astigmatism),

- Greater predictability of results,

- Shorter patient recovery times and less discomfort, and

- Decreased possibility of corneal regression.

In LASIK, an FDA-approved automated microsurgical instrument called a microkeratome is used to create a thin corneal flap, which remains hinged to the eye. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient's prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction within the cornea. Because the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences minimal discomfort. LASIK has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day. The LASIK procedure allows an ophthalmologist to treat both eyes of a patient during the same visit.

PRK. PRK has been used medically since 1985. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium), rather than creating a corneal flap, in order to apply the excimer laser pulses to the surface of the cornea. Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient typically experiences discomfort for up to 24 hours and blurred vision for up to 72 hours until the epithelium heals. To assist in alleviating discomfort and to promote corneal healing, an ophthalmologist generally will prescribe certain topical pharmaceuticals. Although a patient usually experiences substantial improvement in clarity of vision within a few days following the procedure, it usually takes one to three months for the full benefit of the PRK procedure to be realized. Patients usually have one eye treated in one visit and the second eye treated at a later visit.

The Laser Vision Correction Market

In 1995, the FDA approved the first laser to perform laser vision correction procedures in the U.S. Currently, laser vision correction is the most rapidly growing surgical procedure in the U.S. with an estimated 443,000 procedures performed in 1998, an increase of 122% over the 200,000 procedures performed in 1997. Industry analysts forecast approximately 950,000 procedures were performed in 1999 and 1.4 million procedures will be performed in 2000. Laser vision correction is an elective, private pay procedure performed on an outpatient basis.

Number of Laser Vision Correction Procedures

1997	1998	1999	2000E	2001E	2002E
200	443	950	1,435	1,860	2,232

Total U.S. Laser Vision Correction Procedures*
(in thousands)

*Chart compiled using Lehman Brothers Laser Vision Correction Report December 13, 1999

The rapid growth of laser vision correction procedures performed in the U.S. is attributable to many factors which include:

- Word of Mouth -- As the number of procedures performed increases, so does the number of patients able to attest to the benefits of laser vision correction.

- Improved Procedure -- The LASIK procedure results in immediate improvement, minimal patient discomfort and recovery in a matter of days.

- Expanded Applications -- The excimer laser is now approved to treat the three most common types of refractive vision disorders: nearsightedness, farsightedness and astigmatism.

- Demographic Trends -- Deteriorating eyesight experienced by aging baby boomers is anticipated to create increased demand for eye care services, including laser vision correction.

Our Laser Vision Correction Centers

We currently operate 24 laser vision correction centers, 21 of which are located in metropolitan markets throughout the United States, two of which are in Canada and one of which is in Europe. Our centers are supported by credentialed ophthalmologists and optometrists. The ophthalmologists perform the laser vision correction procedures, and either ophthalmologists or optometrists carry out the pre-procedure evaluations and post-procedure follow-ups. We have performed laser vision correction procedures since 1991 and nearly all procedures are now LASIK.

Our Business Strategy

Our business strategy is to provide laser vision correction at an affordable price. Beginning in July 1999, we began to convert our centers to closed access facilities from open access facilities. In connection with this conversion, we reduced the price to the patient to $2,995 for a bilateral (both eyes) LASIK procedure from the previous $4,000-$4,500.

We also changed the names of our centers to LasikPlus and began building consumer awareness of the brand name through a saturation local media campaign that included newsprint, radio and direct mailings. At December 31, 1999 eight centers remained to be converted. During the first two weeks of January 2000, six of those centers converted to the LasikPlus business model. The remaining two are expected to be converted by March 31, 2000.

We intend to increase penetration and market share in our current markets and expand into contiguous markets. The key elements of our business strategy include:

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our centers. We direct patient marketing efforts to three potential sources: our network's patient base, other eye care and medical professionals' patients and consumers in general. In each market, we target a specific demographic group of potential patients that we believe is most likely to be interested in laser vision correction. Our marketing programs include print, television, radio and direct mail campaigns as well as brochures, videos and seminars. Our public relations rely on placement of news stories in various media to highlight the opening of new centers or the availability of laser vision correction services within a specific market. In most advertisements, prospective patients are provided our web-site address for LasikPlus and LCA-Vision and a toll-free number to contact our call center representatives who screen prospective patients and record patient names and information into our centralized computer system for future mailings. Once patient information has been recorded, our representatives attempt to schedule eye evaluation appointments for prospective patients with the local center ophthalmologist or optometrist to determine whether the prospective patient is a candidate for laser vision correction. If a prospective patient elects not to proceed with a laser vision procedure following an initial evaluation, the prospective patient's name is kept on a follow-up mailing list and additional materials are sent out to the patient for a certain period of time.

Attracting leading ophthalmologists and optometrists. We believe the most effective way to attract leading ophthalmologists and optometrists is to establish ourselves as a leading provider and operator of laser vision correction centers within the eyecare community. We assign a medical support director to our markets who is responsible for identifying the leading ophthalmologists and optometrists located within that market. These individuals establish contacts and promote our laser vision correction services and capabilities through attending professional meetings and conferences, advertisements in trade journals, direct mailings, our web site and newsletters. We then continue to work closely with ophthalmologists and optometrists participating in our laser vision correction programs by educating them as to how to develop their laser vision correction business and providing training and credentialing for the laser vision correction procedure, including pre-procedure evaluations and post-procedure follow-ups.

Building and operating new laser vision correction centers. We plan to expand our business primarily through the development of new centers in contiguous markets and within existing markets. In evaluating new and current markets for building a laser vision correction center, we evaluate population demographics, determine the number of existing excimer lasers and interview local ophthalmologists and optometrists. The targeted market must exhibit a potential for generating break-even procedure volume within the first 6 to 9 months after opening, including the necessary ophthalmologist and optometrist participation to support such levels. We seek to lease 2,000 to 3,000 square feet of space in professional office buildings located in high volume traffic areas. In addition, we have developed standardized center plans and designs to be used in building each new center.

In December 1999, we announced the opening of two new LasikPlus centers in Maple Grove, MN and Tampa, FL. We have announced our plan to open approximately ten new centers in 2000.

Acquiring established laser vision correction centers. We will continue to evaluate selective acquisition opportunities located in existing and contiguous markets. This includes an evaluation of each potential laser vision correction center's historical operating performance and clinical outcomes and verification of all credentialing, licensures and certifications for the ophthalmologists performing procedures. Furthermore, we assess each targeted center's physical structure, geographic location and support staff qualifications. We seek to acquire laser vision correction centers that have established profitability and can benefit from our management and marketing programs.

We Provide Our Patients With:

Convenient access to highly credentialed ophthalmologists and optometrists. We focus on recruiting leading ophthalmologists and optometrists who have a reputation for providing quality eye care within their respective markets. Our ophthalmologists have completed extensive FDA-mandated training and also have met our rigorous qualification criteria, including an extensive review of state licensure, Board certification, malpractice insurance and historical procedure experience and clinical outcomes. In addition, all newly-recruited ophthalmologists are placed under the supervision of a more experienced laser vision correction ophthalmologist to closely monitor clinical outcomes and patient satisfaction.

Treatment environments designed to enhance customer satisfaction. Our centers are designed to create a patient friendly environment and reduce any anxiety associated with laser vision correction. Each center has an aesthetically pleasing and comfortable waiting area for patients and our center staff is focused on addressing each patient's needs. In addition, each center provides consultation areas where the patient and center staff can discuss procedures and financing alternatives in a private setting.

Educational consultations and materials. The education process begins with our initial contact with the patient. All of our educational materials focus on information regarding vision correction procedures. Our call center personnel are trained to answer questions regarding procedures and have access to both an ophthalmologist to address more difficult inquiries and past patients to relate procedure experiences. Once in the center, potential patients receive a consultation focused on educating the patient on vision correction procedures, how the procedure corrects the specific refractive vision disorder that the patient presents and what results the patient should expect after the procedure. Patients are given written materials and can view a video of the procedure or witness an actual procedure during their initial visit. We believe that an educated patient has realistic expectations and is therefore more satisfied with procedure results.

Regularly scheduled post-procedure follow-ups. We strive towards total patient satisfaction and have established an "Acuity Plan" program which assures that the level of vision correction agreed to by the patient and the ophthalmologist is achieved. We schedule post-procedure follow-ups with patients to monitor procedure results and in those very few instances when the desired correction is not achieved in the initial procedure, the patient receives a no-cost enhancement.

Affordable financing alternatives. Because laser vision correction procedures are elective and generally not reimbursable by third party payors, we offer patients several financing alternatives and in certain circumstances promotional discounts. Customers can pay for the procedure with cash, personal check, bank check, money order or credit card. In addition, we make available multiple payment plans offered by an unaffiliated finance company. We also provide information regarding installment plans, insurance coverage, home equity loans and payment through employer flexible benefit plans. In the majority of the procedures financed, we bear no credit risk.

Procedure Volume

Approximately 94% of the procedures performed in our laser vision correction centers in the U.S. for the year 1999 were LASIK procedures. For the year 1998, approximately 77% of the procedures were LASIK procedures.

The table below illustrates the quarterly growth in the number of procedures performed in our consolidated centers since the first quarter of 1996.

Our Quarterly Laser Vision Correction Procedure Volume

Number of Laser Vision Correction Procedures

Quarter	1996	1997	1998	1999
1	532	979	3,887	7,591
2	790	1,506	4,891	8,365
3	596	2,375	5,327	8,769
4	745	2,888	5,686	8,526

Competition

Laser vision correction, whether performed at one of our centers or elsewhere, competes with several surgical and non-surgical treatments to correct refractive vision disorders including eyeglasses, contact lenses, other types of refractive surgery (such as radial keratotomy) and corneal implants. In addition, other technologies currently under development may ultimately prove to be more attractive to consumers than laser vision correction.

We face competition from other providers of laser vision correction. Eye care services in the U.S., including laser vision correction services, are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care centers. Laser vision correction chains, like LCA-Vision, are a specialized type of multi-site eye care center that primarily provide laser vision correction. Among the laser vision correction center chains, we believe we are one of the largest providers in terms of number of centers in the U.S.

The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by other national operators of laser vision correction centers as well as with local operators and ophthalmologists who have purchased their own laser. Other private and public companies which have indicated they intend to operate or already operate laser centers in the U.S. include ClearVision Laser Centers, Inc., Laser Vision Centers, Inc., NovaMed Eyecare, Inc., VisionAmerica, Inc., Prime Medical Services, Inc., TLC Laser Eye Center, Inc. and Vision Twenty-One, Inc. Certain of these companies own or operate mobile excimer laser facilities which they bring to ophthalmologists' offices on a regularly-scheduled basis, or an as-needed basis, rather than operating fixed site centers like ours.

In addition to competition from other chains of laser vision correction centers, we face competition from hospitals, surgical clinics and ophthalmologists, either as sole practitioners or as a group, who practice in the same geographic area as one of the centers. Furthermore, retail optical chains could potentially provide laser vision correction procedures. Certain chains have entered the laser vision correction market. Management believes they have had moderate success and have limited their involvement in the industry. The major retail optical chains are not currently focusing on directly providing laser vision correction.

Employees

As of December 31, 1999, we had 202 employees, 155 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced a work stoppage.

Trademarks

Not all of our trademarked names have been formally registered yet. Where the trademark symbol is used, it is our intention to claim a trademark on such names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems. There are at least four companies, Summit, VISX, Nidek and LaserSight, whose excimer laser systems have been approved by the FDA for commercial sale in the U.S.

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

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in appropriate circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers which in turn would have a material adverse effect on our business, financial condition and results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Summit or any other manufacturers that supply or may supply excimer lasers to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.

Item 2. Properties.

Our corporate headquarters and one of our laser refractive surgery centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser refractive surgery centers are generally in professional office buildings and include laser surgery rooms, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,000 to 6,700 square feet; with expiration dates ranging from October 1, 2000 to December 31, 2004. We do not believe that any of the leases are material. The following table describes the locations of our laser refractive surgery centers at December 31, 1999:

Location	Leased/ Owned	Aggregate Annual Lease Payment
Concord, CA	Leased	$50,973
San Bernardino, CA	Leased	57,235
San Jose, CA	Leased	56,060
Torrance, CA	Leased	58,704
Helsinki, Finland (1)	Leased	--------
Clearwater, FL	Leased	52,370
Schaumburg, IL	Leased	53,198
Annapolis, MD	Leased	22,347
Baltimore, MD	Leased	85,000
Bethesda, MD	Leased	55,452
Edina, MN	Leased	63,732
Charlotte, NC	Leased	63,592
Albany, NY	Leased	70,637
Amherst, NY	Leased	67,248
Centerville, OH	Leased	56,675
Cincinnati, OH	Owned	-------
Columbus, OH	Leased	35,553
Holland, OH	Leased	83,719
Ft. Erie, Ontario, Canada	Leased	7,383
Willowdale, Ontario, Canada	Leased	84,921
Falls Church, VA	Leased	65,101
Tampa, FL	Leased	102,176
Maple Grove, MN	Leased	112,994
Beverly Hills, CA	Leased	206,784

(1) Helsinki is leased through a joint venture. Its rent is included in the monthly administration fee charged by the manager which is one of the investors.

Our facilities are fully utilized for current operations and we believe that suitable additional space is available to accommodate expansion needs. The above table does not include the locations or annual rent for centers that have been closed and we are the sublessor.

Item 3. Litigation.

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

Discovery in the action has recently concluded and all parties have filed motions for summary judgment, based on the discovery result, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Since June 30, 1999 our common stock has been included for quotation on the Nasdaq National Market under the symbol "LCAV". From 1996 through June 29, 1999 our common stock was included for quotation on the Nasdaq Small Cap Market under the symbol "LCAV." There were approximately 3,002 holders of record of our Common Stock on February 9, 2000.

The following table sets forth the range of high and low closing prices as reported by the Nasdaq National Market since June 30, 1999 and the Nasdaq Small Cap Market prior to that date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

1999	1998	1997
	High	Low	High	Low	High	Low

First Quarter	$4.000	$1.375	$2.125	$0.844	$6.875	$2.375
Second Quarter	12.750	3.688	4.156	1.688	7.125	2.688
Third Quarter	12.688	5.000	3.500	1.250	3.875	2.750
Fourth Quarter	5.500	3.813	1.500	1.000	3.625	1.000

We did not pay any cash dividends on our common stock during the three years ended December 31, 1999 and do not anticipate doing so in the future. Our loan agreement with our principal lender prohibits us from declaring or paying any dividend or distribution, except stock dividends, on our capital stock without the lender's approval.

Item 6. Selected Consolidated Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Year Ended December 31
1995(1)	1996	1997	1998	1999
(amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Laser refractive surgery	$ 707	$ 3,715	$ 12,917	$ 32,508	$56,358
Surgery management contracts and other	12,944	10,045	4,677	2,692	1,026
Total revenues	13,651	13,760	17,594	35,200	57,384
Operating costs and expenses:
Medical professional and license fees	-------	795	4,489	13,700	22,930
Direct costs of services	5,981	6,937	8,237	10,763	11,594
General and administrative expenses	6,305	7,327	8,006	10,144	16,226
Depreciation and amortization	1,042	1,597	2,511	3,521	2,964
Other	------	225	162	--------	--------
Restructuring/impairment provision	------	-------	1,100	10,500	(150)
Total expenses	13,328	16,881	24,505	48,628	53,564
Operating income (loss)	323	(3,121)	(6,911)	(13,428)	3,820
Equity in earnings (losses) from unconsolidated businesses	40	(906)	(27)	354	316
Interest expense	309	770	1,140	786	169
Interest income	158	89	216	441	1,633
Other income	10	651	77	358	6
Income (loss) before taxes on income	222	(4,057)	(7,785)	(13,061)	5,606
Income tax expense (benefit)	44	-------	68	157	(5,287)
Net income (loss)	178	(4,057)	(7,853)	(13,218)	10,893
Dividends to preferred shareholders	------	--------	183	518	140
Income (loss) available to common shareholders	$ 178	$ (4,057)	$ (8,036)	$ (13,736)	$10,753

Item 6. Selected Consolidated Financial Data (continued).

Year Ended December 31
1995(1)	1996	1997	1998	1999
(amounts in thousands, except per share data)
Income (loss) per common share:
Basic		$ (0.21)	$ (0.30)	$ (0.36)	$0.22
Diluted		$ (0.21)	$ (0.30)	$ (0.36)	$0.21
Weighted average shares used in computation:
Basic		19,610	26,709	37,669	47,991
Diluted		19,610	26,709	37,669	50,914
Pro forma income data(2):
Net income as reported	$ 178
Provision for income taxes - pro forma	41
Proforma net income	$ 137
Pro forma income per common share:
Basic and diluted	$ 0.02
Pro forma weighted average shares used in basic and diluted computations	5,659
Selected Operating Data:
Laser vision correction procedures	513	2,663	7,748	19,791	33,266
Balance Sheet Data:
Cash and cash equivalents	$2,587	$ 724	$2,780	$6,496	$11,891
Short-term investments					37,299
Working capital (deficit)	3,280	(3,187)	(1,698)	3,577	48,821
Total assets	13,526	13,481	44,527	31,377	85,290
Debt maturing in one year	351	824	10,182	787	676
Total debt, excluding current portion	8,477	6,423	2,850	4,224	250
Accumulated (deficit) (3)	(535)	(4,592)	(12,446)	(25,664)	(14,771)
Total shareholders' investment	2,619	1,198	26,714	23,199	80,045

_______________

(1) On September 25, 1995, LCA-Vision Inc. merged with Laser Centers of America Inc. At the time of the merger, two shareholders owned an aggregate of 92% of the outstanding voting stock of LCA-Vision and 100% of Laser Centers of America. LCA-Vision was inactive and non-operational at the time of the merger. The financial data for 1995 reflects the historical financial position and results of operations for Laser Centers of America, except for shareholders' investment, which has been restated to show the capital structure of LCA-Vision at the time of the merger.

(2) Prior to the merger, Laser Centers of America elected to be taxed as a subchapter S corporation. Income tax liabilities, other than certain state and local income taxes, were included in the tax returns of its shareholders. The pro forma statement of operations data for 1995 reflects the adjustments to the historical information assuming that the conversion to a C corporation had taken place effective January 1, 1995. The provision for income taxes represents an effective tax rate of 38%.

(3) Immediately prior to the merger, $6.4 million was distributed to the shareholders. This distribution represents a portion of the subchapter S corporation earnings previously included in their taxable income. The shareholders used the proceeds to acquire $2.0 million of LCA-Vision common stock and to loan the remainder to LCA-Vision.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and the accompanying financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in "Factors That May Affect Future Results and Market Price of Stock."

Overview

We are a leading developer and operator of stand-alone laser vision correction centers. During the second half of 1999 we began converting our centers to a value-priced model whereby bilateral Lasik procedures (both eyes) would be performed for $2,995. We also changed the name of the centers offering the value-priced model to LasikPlus. An integral part of this conversion included our retaining ophthalmologists to perform procedures at our centers and less dependence on offering access to other ophthalmologists. As of mid-January 2000 two centers had not yet been converted to the LasikPlus model.

Our laser vision correction centers provide the facilities, equipment and support services for performing vision correction procedures using state-of-the-art laser technologies. The VISX Star S2 laser, which we have in each of our U.S. centers, can be used for correcting nearsightedness, farsightedness and astigmatism. Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. centers. We also managed multi-specialty laser surgery programs at medical facilities on a contract basis.

Our sources of revenue are:

- Laser refractive surgery, including fees for procedures performed at our consolidated centers, and

- Other, including management fees for operating laser vision correction centers of investees, contractual fees for managing multi-specialty laser surgery programs at hospitals, marketing and education program fees, and miscellaneous sources.

Our operating costs and expenses consist of:

- Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fee of $260 per procedure paid to VISX,

- Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenue,

- General and administrative, including marketing and advertising, headquarters staff expense, and other overhead costs, and

- Depreciation and amortization of equipment and intangible assets recorded in the balance sheet.

Sources of Revenues

The table below summarizes our sources of revenue and their annual growth or decline for each of the three years ended December 31, 1999:

1997	1998	1999
(dollars in thousands)
Laser refractive surgery	$12,917	$32,508	$56,358
Growth rate	248%	152%	73%
Surgery management contracts	$3,064	$1,496	$364
Growth rate	-34%	-51%	-76%
Other	$1,613	$1,196	$662
Growth rate	-70%	-26%	-45%
Total	$17,594	$35,200	$57,384

Laser Refractive Surgery

Laser refractive surgery revenue generally includes three components: facility fees, royalty fees and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in these states do not include the medical professionals' fee component. The contribution from laser refractive surgery procedures for each of the three years ended December 31, is as follows: (dollars in thousands):

1997	1998	1999
(dollars in thousands)
Revenue	$12,917	$32,508	$56,358
Direct Costs	10,790	23,625	34,474
Contribution	$2,127	$8,883	$21,884

Our results of operations in any period are significantly affected by the number of laser vision procedures performed.

The following table illustrates the growth of laser vision correction procedures performed at our consolidated centers.

Wholly-owned
	1997	1998	1999
First quarter	979	3,887	7,591
Second quarter	1,506	4,891	8,365
Third quarter	2,375	5,327	8,769
Fourth quarter	2,888	5,686	8,541
Year	7,748	19,791	33,266

Other

Revenue declined because we intentionally reduced the extent to which we provided management services for multi-specialty surgery programs at hospitals due to the difficult business environment. Renewal of our contracts with hospital providers became increasingly difficult due to price pressures and a lengthening sales cycle. Hospital providers and other entities were being driven to reduce costs and scaleback their operations, sometimes including the programs that we managed. In addition, budget reductions at the facilities reduced the marketing and education programs, key elements to a successful surgery program. Our final surgery management contract was not renewed in the fourth quarter 1999.

Operating Costs and Expenses

1999 Compared to 1998

The following table shows the dollar amount of increase (decrease) of operating expenses from 1998 to 1999 and the percent of revenues for each year (dollars in thousands):

Increase	% of Revenue
	(Decrease)	1998	1999
Medical professional and license fees	$9,230	38.9	40.0
Direct costs of services	831	30.6	20.2
General and administrative expenses	2,594	22.6	18.4
Marketing and advertising	3,488	6.2	9.9
Depreciation and amortization	(557)	10.0	5.2

Medical professional and license fees rose due to the increase in procedures.

Direct costs of services include payroll, equipment lease and maintenance, facility rent and supply costs associated with providing our services. These costs are, for the most part, fixed and will decline as a percent of revenues with revenue growth.

General and administrative expenses increased, but declined as a percent of revenues, due to the hiring of additional personnel to strengthen our operations and marketing departments. In addition, our costs associated with credit card processing, financing programs and incentive programs for high volume physicians were higher due to increases in procedures.

Marketing and advertising costs increased primarily due to the saturation marketing program associated with the conversion of our centers to the LasikPlus business model.

Depreciation and amortization decreased due to write-down of goodwill required by our closing of certain acquired centers in 1998.

Other

Equity in income from unconsolidated affiliates declined because we began accounting for our investment in The Baltimore Laser Sight Center, Ltd. using the consolidation method effective July 1999.

Interest expense decreased $617,000 due to our reduction of bank borrowing and capital leases obligations.

Interest income increased $1,192,000 as a result of our being able to invest funds not required for current operating needs and an increase in interest rates available on such short-term investments.

Income tax (benefit) results from the reversal of the valuation allowance required for deferred tax assets. Approximately $7,625,000 of the reversal of the allowance was recorded in our Statement of Operations as an income tax benefit. The remaining reversal, $7,442,000, was originally required because utilization of the net operating loss (NOL) carryforwards acquired when we bought RCII was not, at that time, more likely than not. The remaining reversal was recorded as a reduction of unamortized goodwill in our Consolidated Balance Sheet.

Preferred stock dividends declined due to the conversion of our convertible preferred stock to common stock.

1998 Compared to 1997

On August 18, 1997, we purchased 100% of the issued and outstanding common stock of Refractive Centers International, Inc., then a majority-owned subsidiary of Summit Technology, Inc., for 17,065,579 shares of our common stock. The acquisition was accounted for under the "purchase" method of accounting, as described in Accounting Principles Board Opinion No. 16 and interpretations thereof. The results of operations for the year ended December 31, 1997 include the revenues and expenses of Refractive Centers International subsequent to August 18, 1997.

The increase in direct operating expenses is primarily a result of the expansion of our laser vision correction business. Direct operating expenses comprise the significant fixed costs of performing the procedure as well as the costs of maintaining a facility. Certain of these costs become a lesser percentage of revenue as procedure volume increases. Direct operating expenses related to other sources of revenue are more variable and fluctuate generally with levels of revenue.

Depreciation and amortization increased in 1998 compared to 1997 due to the increase in goodwill and property and equipment, primarily equipment, for the laser vision correction centers acquired from Summit.

During the second quarter of 1998, we implemented a plan to restructure operations by closing seven of our centers, primarily acquired centers. Costs associated with the restructuring include $7.3 million related to the write-off of goodwill and leasehold improvements and $677,000 for the accrual of lease terminations and employee severance costs. As a result of the closings, we have certain excimer lasers in storage. The restructuring provision also includes $2.5 million related to the write-down of these excimer lasers to their net realizable value. The balance of the accrual at December 31, 1999 was insignificant.

Equity in income from unconsolidated businesses increased because of their increased profitability. Interest expense decreased due to significant reduction in debt. Interest income increased because we had cash to invest in overnight cash equivalents.

Liquidity and Capital Resources

On June 30, 1999 we sold 5,000,000 shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $37,300,000 after deducting underwriting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

We intend to use the net proceeds of the offering as follows:

- To extensively market our centers and our LasikPlus brand name,

- To open approximately ten additional laser vision correction centers in the year 2000,

- To purchase additional equipment,

- To fund possible future strategic acquisitions, and

- To provide working capital and for general corporate purposes.

Other sources of liquidity for the next year are expected to be:

- Cash generated from operations

- Proceeds from the exercise of stock options

- Credit facility and lease financing, as necessary

We generated positive cash flow from operations for the year ended December 31,1999. This was sufficient to finance our capital expenditures, debt repayment and lease commitments.

Our short-term investments balance at December 31, 1999 was $37,299,000 of which $35,199,000 was invested in short-term, investment grade, interest-bearing obligations of U.S. government agencies. The remaining $2,100,000 is a certificate of deposit, maturing on June 30, 2000, issued by our commercial lender.

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

Our line of credit with The Provident Bank is $10,000,000. At December 31, 1999, the line of credit supports letters of credit totaling $800,000 and $9,200,000 is available to us for borrowing. We also have a $10,000,000 line of credit for the purpose of funding acquisitions.

At December 31, 1999 we had net operating loss carryforwards ("NOLs") for federal and state income tax purposes of $32,400,000 and $17,800,000, respectively, which expire in varying amounts from 2007 through 2022. These operating losses are available to offset future taxable income. Approximately $18,000,000 of the NOLs were acquired when we bought Refractive Centers International, Inc. in August 1997 and their use is limited to $2,500,000 per year under Section 382 of the Internal Revenue Code. The utilization of the NOL's will substantially reduce our cash obligation for payment of income taxes otherwise due over the next several years.

We have announced the following for the year 2000:

- to open approximately ten new centers under the LasikPlus brand name

- to spend $15 to $20 million on marketing, advertising and promotions.

The ability to fund our marketing and advertising program, planned capital expenditures and new centers rollout depends on our future performance, which to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated revenue growth, we believe that cash flow from operations, available cash and short-term investments, and available borrowings under the credit facility from Provident Bank will be adequate to meet these needs.

Factors That May Affect Future Results and Market Price of Stock

Our stock price is likely to be highly volatile.

The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

Actual or anticipated fluctuation in our results of operations,

- Changes in or our failure to meet securities analysts' expectations,

- Technological innovations,

- Increased competition,

- Conditions and trends in the laser refractive surgery industry, and

- General market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of healthcare companies, particularly laser vision correction companies. These broad market fluctuations may result in a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

Laser vision correction may not achieve broad market acceptance which would limit our profitability and growth.

We believe that our profitability and expansion depends largely on acceptance of laser vision correction. There can be no assurance that laser vision correction will become more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive vision disorders. Acceptance of laser vision correction may be affected adversely by:

- Concerns relating to its safety and effectiveness,

- General resistance to surgery of any type,

- The effectiveness of alternate methods of correcting refractive vision disorders,

- The lack of long-term follow-up data and the possibility involving patient outcomes from laser vision correction, and

- Regulatory developments.

Our quarterly operating results are subject to significant fluctuations.

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and number of procedures performed.

Many of our expenses, particularly personnel costs and rents, are relatively fixed, and are incurred in part based on expectations of future revenue. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

Because of these factors, quarter-to-quarter comparisons of our results of operations may not be an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading of our common stock to decline.

We depend on limited sources of excimer lasers, microkeratomes and disposable blades, and shortages of these items could hinder our ability to increase our procedure volume.

We currently use one supplier, VISX, Incorporated, for our excimer lasers in the U.S. If VISX became unwilling or unable to supply us with excimer lasers, to repair parts or to provide services, our business could be materially adversely affected.

We are primarily dependent on Chiron Vision, a subsidiary of Bausch & Lomb, Incorporated, to provide the microkeratome, blades and other disposable items we provide to ophthalmologists for the most popular type of laser vision correction. There are a limited number of manufacturers of microkeratomes and there can be no assurance that microkeratomes and microkeratome blades will be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to increase our volume of the LASIK procedure.

Our business may be impaired due to government regulations which could restrict our equipment, services and relationships with ophthalmologists, optometrists, and other healthcare providers.

We and excimer laser manufacturers are subject to extensive federal, state and foreign laws, rules and regulations, including:

- Restrictions on the approval, distribution and use of medical devices,

- Anti-kickback statutes,

- Fee-splitting laws,

- Corporate practice of medicine restrictions,

- Self-referral laws,

- Anti-fraud provisions,

- Facility license requirements and certificates of need,

- Conflict of interest regulations, and

- Sales and use taxes.

Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided little clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately interpret applicable law, and some of our activities could be challenged.

The excimer lasers we use in our centers are medical devices that in the United States are subject to the jurisdiction of the FDA. In addition to FDA approval for the initial uses of these excimer lasers, new uses require separate approval. Obtaining such approval can be an expensive and time consuming process, the success of which cannot be guaranteed. The failure of our suppliers to obtain regulatory approvals for any additional uses of excimer lasers or otherwise comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

Failure to comply with applicable FDA requirements could subject us, ophthalmologists who use our centers or excimer laser manufacturers to enforcement actions, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties. Any such enforcement action could have a material adverse effect on our business, financial condition and results of operations. Further, failure to comply with regulatory requirements, or any adverse regulatory action could result in limitations or prohibitions on our use of excimer lasers. This could have a material adverse effect on our business, financial condition and results of operations.

An increase in the number of ophthalmologists who perform enough laser vision correction procedures to economically justify the purchase of their own excimer lasers may harm our business.

As laser vision correction becomes more commonplace, the number of ophthalmologists who can economically justify the purchase of their own excimer laser may increase. Laser vision correction is still a relatively new procedure for most ophthalmologists, and it generally takes time for ophthalmologists to build up their procedure volume. We estimate that an ophthalmologist or practice group needs to perform approximately 60 procedures a month in one location in order to economically justify the purchase or lease of an excimer laser. The estimate is based upon a number of factors, including current prices for excimer lasers, current procedure fees charged by ophthalmologists and our current per procedure fee. This estimate does not take into consideration the value ophthalmologists may place on our marketing and advertising, administrative support, maintenance and other services we provide to ophthalmologists who use our centers.

We could be sued for patient injuries, and such claims could negatively affect our business.

A partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. The laser vision correction procedures performed in our centers involve a potential risk of physical injury to patients. Such risk could result in product liability, malpractice or other claims brought against us based upon injuries or alleged injuries associated with a defect in a product's performance or malpractice by an ophthalmologist or technician. Some injuries or defects may not become evident for a number of years. Therefore, the operation of any excimer laser, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Although we have "umbrella" product and professional liability insurance in the amount of $1.0 million per occurrence and $5.0 million in the aggregate, we primarily rely and intend to continue to rely on ophthalmologists' professional liability insurance policies and manufacturers' insurance policies for product liability coverage. We require the ophthalmologists who use our centers to maintain certain levels of professional liability insurance. We cannot assure you that these ophthalmologists will continue to be able to obtain sufficient insurance.

Cautionary Statement Concerning Forward-Looking Statements

Information contained above in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

The carrying values of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

We have historically had very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT

We, the management of LCA-Vision Inc., are responsible for the consolidated financial statements and the information contained in this report, including its accuracy. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and its reliability. To report financial results we must often make estimates based on currently available information and judgements of current conditions and circumstances.

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

/s/ Stephen N. Joffe	/s/ Larry P. Rapp
Stephen N. Joffe	Larry P. Rapp
Chairman of the Board and	Chief Financial Officer
Chief Executive Officer	and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' investment, and cash flows present fairly, in all material respects, the financial position of LCA-Vision Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 4, 2000

CONSOLIDATED BALANCE SHEETS

At December 31,
1999	1998
(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$ 11,891	$ 6,496
Short-term investments	37,299	----
Accounts receivable, net	1,971	1,119
Deferred tax asset	631	----
Prepaid expenses, inventory and other	1,984	1,416

Total current assets	53,776	9,031

Property and equipment, net	9,726	9,433
Goodwill, net	902	8,304
Deferred tax asset	12,950	---
Obligations due from shareholders, net	708	471
Investment in unconsolidated businesses	254	520
Other assets	6,974	3,618

Total assets	$ 85,290	$ 31,377

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 2,458	$ 2,030
Accrued liabilities and taxes	1,821	2,637
Debt maturing in one year	676	787

Total current liabilities	4,955	5,454

Long-term debt	250	2,724
Minority equity interest	40	---
Commitments and contingencies	--	--

Shareholders' investment
Preferred stock	---	7,687
Common stock ($0.001 par value; 51,513,989 shares and 40,973,741 shares issued)	111	103
Contributed capital	88,348	41,701
Warrants	6,362	--
Common stock in treasury, at cost	(30)	(30)
Accumulated (deficit)	(14,771)	(25,664)
Foreign currency translation adjustment	25	(14)
Accrued preferred stock dividend	---	(584)
	80,045	23,199

Total liabilities and shareholders' investment	$ 85,290	$ 31,377

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

1999	1998	1997
(Dollars in thousands, except per share amounts)
Revenues
Laser refractive surgery	$ 56,358	$ 32,508	$ 12,917
Other	1,026	2,692	4,677

	57,384	35,200	17,594

Operating costs and expenses
Medical professional and license fees	22,930	13,700	4,489
Direct costs of services	11,594	10,763	8,237
General and administrative expenses	10,555	7,961	6,747
Marketing and advertising	5,671	2,183	1,259
Depreciation and amortization	2,964	3,521	2,511
Restructuring/impairment provision	(150)	10,500	1,100
Other	--	--	162

Operating income (loss)	3,820	(13,428)	(6,911)

Equity in earnings (losses) from unconsolidated businesses	316	354	(27)
Minority interest in earnings of consolidated affiliate	(32)	---	---
Interest expense	169	786	1,140
Interest income	1,633	441	216
Other income	38	358	77

Income (loss) before taxes on income	5,606	(13,061)	(7,785)

Income tax (benefit) expense	(5,287)	157	68

Net income (loss)	10,893	(13,218)	(7,853)

Preferred stock dividends	140	518	183

Income (loss) applicable to common stock	$ 10,753	$ (13,736)	$ (8,036)

Income (loss) per common share
Basic	$ 0.22	$ (0.36)	$ (0.30)
Diluted	$ 0.21	$ (0.36)	$ (0.30)

Weighted average shares outstanding Basic	47,991,307	37,669,471	26,709,184
Diluted	50,913,942	37,669,471	26,709,184

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
1999	1998	1997
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$ 10,753	$ (13,736)	$ (8,036)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	2,964	3,521	2,511
Deferred income taxes	(6,994)
Restructuring/impairment provision	(150)	10,500	1,100
Equity in (income) loss of unconsolidated businesses	(316)	(354)	27
Compensation paid in common stock	375
Provision for bad debts	328
Other items, net	104
Changes in working capital, net of effects from acquisition of businesses
Accounts receivable	(251)	424	(989)
Prepaid expenses, inventory and other	(923)	476	334
Accounts payable	(106)	199	824
Accrued liabilities and other	(168)	69	219
Net cash provided by (used in) operating activities	5,616	1,099	(4,010)

Cash flows from investing activities
Cash acquired in acquisition of business			10,007
Purchase of property and equipment	(1,527)	(1,946)	(603)
Proceeds from sale of property and equipment	200	1,211
Purchase of short-term investments	(35,199)	(2,100)
Beginning cash of consolidated affiliate	1,032
Loans and advances to affiliated companies		570
Loans to shareholders		(2,100)
Other, net		(382)	(64)
Net cash provided by (used in) investing activities	(35,494)	(4,747)	9,340
Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(2,585)	(482)	(3,743)
Proceeds from sale of common stock, net	37,300
Exercise of stock options and warrants	1,020	51	56
Preferred stock cash dividends paid	(462)
Proceeds from bank borrowings		2,100	6,280
Repayment of bank borrowings		(9,651)
Proceeds from sale of convertible preferred stock, net		9,463
Other, net		(17)	33
Net cash provided by financing activities	35,273	1,464	2,626

Increase (decrease) in cash and cash equivalents	5,395	(2,184)	7,956

Cash and cash equivalents at beginning of year	6,496	8,680	724

Cash and cash equivalents at end of year	$ 11,891	$ 6,496	$ 8,680

See Notes to Consolidated Financial Statement

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Years Ended December 31,
1999	1998	1997
Shares	Amount	Shares	Amount	Shares	Amount
(Dollars in Thousands)
Preferred Stock
Class A
Balance at beginning of year	1,668		1,668		1,668
Shares converted to common stock	(962)
Shares received for payment of advance	(706)
Balance at end of year	---		1,668		1,668

Class B Interim Series
Balance at beginning of year	12.6	$2.522	12.6	$ 2,522	12.6	$ 2,522
Shares converted to common stock	(12.6)	(2,522)	--	--	--	--
Balance at end of year	---	---	12.6	2,522	12.6	2,522

Class B1 Convertible
Balance at beginning of year	5,702	5,165
Shares issued			10,000	10,000
Transaction fees				(537)
Shares converted to common stock	(5,702)	(5,165)	(4,298)	(4,298)
Balance at end of year	---	---	5,702	5,165
Total preferred stock	---	---		7,687		2,522

Common Stock
Balance at beginning of year	40,973,741	103	36,664,816	96	19,590,012	79
Shares issued:
Acquisition agreement			200,000		17,065,579	17
Conversion of Preferred Stock:
Class A	14,925
Class B Interim	720,477
Class B1 Convertible and dividends	3,994,642	4	4,088,856	4
Exercise of warrants	14,064
Waiver of Preferred Stock
Class B2 Convertible
Purchase option	190,472	1
Sale of stock	5,000,000	5			20,128
Employee plans	603,818	1	20,000
Other	1,850	(3)	69	3	(10,903)
Balance at end of year	51,513,989	111	40,973,741	103	36,664,816	96

Warrants
Balance at beginning of year
Issued		6,362
Balance at end of year		6,362

Treasury Stock
Balance at beginning of year	10,909	(30)	10,909	(30)
Shares received for payment of advance					10,909	(30)
Balance at end of year	10,909	(30)	10,909	(30)	10,909	(30)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (continued)

Years Ended December 31,
1999	1998	1997
Shares	Amount	Shares	Amount	Shares	Amount
(Dollars in Thousands)
Contributed Capital
Balance at beginning of year	41,701	36,776	3,177
Shares issued:
Acquisition agreement	(81)	580	33,543
Conversion of Preferred Stock:
Class B Interim	2,487
Class B1 Convertible	5,426	4,411
Exercise of warrants	28
Waiver of Preferred Stock
Class B2 Convertible
purchase option	375
Sale of stock	37,295		56
Employee plans	991	51
Tax benefit from stock option exercise	891
Dividends on Conversion of Class B1 Convertible Preferred Stock	(262)	(117)
Preferred stock dividends paid	(462)
Other	(39)
Balance at end of year	88,348	41,701	36,776

Accumulated (deficit)
Balance at beginning of year	(25,664)	(12,446)	(4,593)
Net income (loss)	10,893	(13,218)	(7,853)
Balance at end of year	(14,771)	(25,664)	(12,446)

Foreign Currency Translation Adjustment
Balance at beginning of year	(14)	(21)	12
Translation adjustments	39	7	(33)
Balance at end of year	25	(14)	(21)

Accrued Preferred Stock Dividend
Balance at beginning of year	(584)	(183)
Dividends accrued
Class B Interim	(100)	(177)	(183)
Class B1 Convertible	(40)	(341)
Dividends paid Class B Interim	462
Conversion of Class B1 Convertible Preferred Stock	264	117
Balance at end of year	--	(584)	(183)

Total Shareholders' Investment	$80,045	$ 23,199	$ 26,714

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers are primarily laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). The excimer laser, which we have in each of our U.S. centers, can treat nearsightedness, farsightedness and astigmatism. We previously managed multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue by source is comprised of:

- Laser refractive surgery - fees for surgeries performed at our consolidated centers.

- Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Certain operating costs and expenses:

- Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the license fee of $260 per procedure in the U.S. paid to the laser manufacturer.

- Direct costs of services - center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, and costs related to other revenue.

- General and administrative - headquarters staff expense and other overhead costs.

- Depreciation and amortization - periodic charges to income for the costs of equipment and intangible assets recorded in the Consolidated Balance Sheet.

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

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our consolidated financial statements include the accounts of:

- LCA-Vision Inc.,

- LCA-Vision (Ohio), Inc.,

- Refractive Centers International, Inc. and Subsidiaries, and

- LCA-Vision (Canada) Inc. and Subsidiaries

- The Baltimore Laser Sight Center, Ltd.

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

We own 43% of Silmalaseri Oy and report our investment under the equity method.

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

Short-term Investments

Our short-term investments consist primarily of time deposits and obligations of U.S. government agencies with a maturity of 90 days or more when purchased. Short-term investments are stated at cost, which approximates market value. Our short-term investments at December 31, 1999 were (dollars in thousands):

Federal Home Mortgage Corporation notes
due January 28, 2000	$15,200
due February 15, 2000	19,999
Certificate of deposit due
June 30, 2000	2,100
$37,299

Property and Equipment, Goodwill, and Depreciation and Amortization

Property and Equipment

We show our property and equipment at its original cost. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheet and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred.

Goodwill

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired. We amortize goodwill using the straight-line method over 40 years.

Depreciation and Amortization

We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building, 5 to 31 years; furniture and fixtures, 5 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations using the straight-line method based on the lesser of the useful life of the improvement or the lease term.

We assess the impairment of property and equipment and goodwill related to our consolidated subsidiaries whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment; discounted cash flows are used to determine the amount of impairment.

Financial Instruments

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments and short-term investments. Our policy is to place our temporary cash investments in overnight repurchase agreements with The Provident Bank, the financial institution that provides our lines of credit.

Credit risk with respect to short-term investments is limited because the investments consist of obligations of agencies of the U.S. government and they mature in less than one year.

Fair Values of Financial Instruments

The fair value of our cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate their fair values due to their short term maturities.

Revenue Recognition

We recognize revenues as services are performed. For procedures performed in certain states we do not record the physician component of the procedure fee as revenue or expense.

Stock-Based Compensation

We account for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

Per Share Data

Basic loss per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding. Diluted per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The table shows how we calculated diluted earnings per share and diluted shares outstanding for the year ended December 31, 1999 (amounts in thousands, except per share amounts).

	Income Numerator	Shares Denominator	Per-Share Amount
Net income	$10,893
Dividends to preferred shareholders	(140)

Basic EPS
Income available to common shareholders	10,753	47,991	$0.22

Effect of Dilutive Securities
Convertible preferred stock	140	812
Stock options		2,051
Warrants		60

Diluted EPS
Income available to common shareholders and assumed conversions	$10,893	50,914	$0.21

The weighted average shares for the years ended December 31, 1998 and 1997 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.

2. Shareholders' Investment

Common Stock

We are authorized to issue up to 110 million shares of common stock.

On June 30, 1999 we sold 5,000,000 shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $37,300,000 after deducting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

Preferred Stock

At December 31, 1999, there are no shares of preferred stock issued and outstanding.

Class A

In February 1999 certain holders exchanged their shares of Class A Preferred Stock for 14,925 shares of our common stock. In 1999 our principal shareholder paid approximately $34,000 of a note due us with his shares of Class A Preferred Stock. We retired the shares of Class A Preferred Stock received.

Class B

First and Second Interim Series

Our Board of Directors declared the payment of the cumulative unpaid dividend on our Class B Preferred Stock First and Second Interim Series to the holders of record on July 31, 1999. The cash dividend paid was $462,000. Subsequent to the payment of the dividend, the holders of the 12.6 shares issued and outstanding converted their shares into 720,477 restricted shares of our common stock.

6% Series B-1 Convertible Preferred Stock

At December 31, 1998, 5,702 shares of the 6% Series B-1 convertible preferred stock were outstanding. During the three months ended March 31, 1999, these shares and dividends totaling $264,000 were converted into 3,994,642 shares of common stock.

The holders of these shares had the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March 1999 certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. In June 1999 a former holder of these shares agreed to accept 25,396 shares of our common stock in the same type of exchange. These agreements resulted in a non-cash charge of $375,000 recorded as other expense in the Condensed Consolidated Statement of Operations for the year ended December 31, 1999.

Warrants

During 1999, we issued warrants to purchase a total of 925,000 shares of common stock at prices ranging from $2 to $12 per share. The warrants were issued to an investment banking firm and a joint venture partner.

Warrants to purchase 110,936 shares at $2 per share are currently exercisable. Warrants for 14,064 shares were exercised. Warrants to purchase 800,000 shares at $12 per share were issued during the third quarter of 1999 of which 200,000 are currently exercisable; the remaining warrants become exercisable in equal installments of 200,000 each as of December 31, 1999, 2000, and 2001.

The warrants resulted in pre-paid expense for book purposes, using the Black-Scholes method, of $6,363,000. This compensation will be amortized to income over a three year period which coincides with the term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization of $39,000 is recorded in our 1999 Consolidated Statement of Operations.

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

4. Restructuring/Impairment Provision

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

At the time of completing the acquisition of RCII, we implemented a program to close certain centers, both acquired and existing, and reduce overhead costs. We recorded a $1,000,000 restructuring provision for these closings including $620,000 for facility rent and employee severance associated with closing the RCII centers as part of the purchase price. Our 1997 Consolidated Statement of Operations includes revenues of $414,000 and operating losses of $343,000 for these centers.

We also wrote-off our investment in two of our unconsolidated businesses whose laser refractive surgery centers were closed and wrote-down certain product inventory to its net realizable value. We recorded a provision of $1,100,000 in 1997 for the anticipated costs of these decisions.

In 1999 we credited to income $150,000 of this accrual because actual expenses were lower than anticipated when the accrual was established. Costs totaling $848,000 and $899,000 were charged against these accruals in 1998 and 1997, respectively. The balance of the accruals at December 31, 1999 was insignificant.

5. Credit Arrangements

On June 29, 1998 we entered into an $8,000,000 credit facility with The Provident Bank ("Provident"). At the same time we repaid our borrowing from, and terminated our relationship with, another lender. In May 1999 the credit facility was increased to $10,000,000. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions.

The Provident facility, as amended, matures on June 30, 2000. The facility can be used to support up to $2,000,000 of letters of credit issued by Provident and to support up to $2,500,000 of capital costs financed by leases entered into with an affiliate of Provident. Borrowings under the working capital portion of the facility bear interest at 1/2% above Provident's prime rate or LIBOR plus 2 1/2% . We have the option to convert up to $3,500,000 of working capital borrowings to a term loan. Substantially all of our assets are pledged as collateral.

The credit facility also supports letters of credit totaling $800,000 at December 31, 1999. The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee based of .25% on the unused portion. At December 31, 1999 we had $9,200,000 available to us under the credit facility.

The credit facility requires us to maintain certain financial ratios and amounts. We are to maintain tangible net worth of at least $45,000,000 and the ratio of our earnings before interest expense, taxes and depreciation and amortization ("EBITDA") on a trailing 12 months basis must be greater than 2.0 times the sum of our current maturities of capital lease obligations and trailing 12 months interest expense.

6. Debt

At December 31, 1998 we had a term loan borrowing under our credit facility of $2,053,000. The loan had an interest rate of 7.45% and required monthly installments of $12,000 plus interest until June 30, 2000 when the remaining principal balance of $1,705,000 would become due. In March 1999 we repaid the loan balance of $2,030,000. We used the proceeds of the borrowing to purchase a certificate of deposit from Provident with a maturity date of June 30, 2000. The certificate of deposit pays interest monthly at a rate of 5.7% per annum.

The following table displays the details of debt maturing within one year (dollars in thousands):

	December 31,
	1999	1998
Capital lease obligations	$676	$ 620
Bank term loan		167
	$676	$ 787

7. Obligations Due from Shareholders and Their Affiliates, Net

The following table displays the details of net obligations due to us in 1999 and 1998 as reported in our Consolidated Balance Sheets (dollars in thousands):

December 31,
	1999	1998
Due to us:
Note receivable shareholders	$77	$2,100
Receivable from shareholder's affiliated company	631	738
Accrued interest		60
Due from us:
Notes payable shareholders		1,500
Accrued interest		568
Accrued Interim Series B preferred stock dividend		359
Net obligation due us	$ 708	$ 471

At December 31, 1998 we owed our principal shareholders notes in the principal amount of $1,500,000 and interest of $568,000. These shareholders owed us $2,100,000 which was collateralized by our obligation to them. In March 1999 we repaid the obligations due shareholders of $2,094,000 by netting the amount against the advance to shareholders.

Our principal shareholder is the majority stockholder of an inactive ambulatory surgical center. We have no investment in this surgery center; however, we did lease a portion of our headquarters building and provided other administrative services. During 1998 we purchased the leasehold improvements that had been paid by the surgery center for $872,000, their book value at the time of purchase. During 1998 we also advanced $576,000 to the surgery center. Generally accepted accounting principles required us to record a portion of the surgery center's losses using the equity method of accounting. We recorded losses of $265,000 in 1998. During 1999 we acquired computer equipment and software from the surgery center at their book value of $103,000. The account receivable was reduced by this amount.

8. Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses are comprised of the following (dollars in thousands):

December 31,
	1999	1998
Silmalaseri Oy	$254	$103
The Baltimore Laser Sight Center, Ltd.		417

In July 1999, two other investees in The Baltimore Laser Sight Center, Ltd. ("Baltimore") owning approximately 53% resigned as members and their membership interests were redeemed by Baltimore. This redemption increased our ownership to approximately 97% which requires our combining Baltimore's accounts with our accounts beginning in the third quarter 1999. Our results of operations for the year ended December 31, 1999 include revenue of $4,810,000 and net income of $901,000 earned by Baltimore for the six months ended December 31, 1999. Included in equity in earnings of unconsolidated affiliates is $234,000 which represents our percentage share of the earnings for the six months ended June 30, 1999.

Combined summary financial information for these investments follows (dollars in thousands):

December 31,
	1999	1998
Financial Position:
Current assets	$281	$ 1,830
Total assets	404	2,604
Total liabilities	122	1,443
Members' equity	282	1,161

Operating Results:
Revenue	$1,076	$ 3,787
Net income	318	1,365

In 1997, we wrote off our investments in Excimer Associates LLC and The Georgia Laser Sight Center, Ltd. resulting in a charge to income of $250,000 which was included in the restructuring provision.

9. Income Taxes

The components of income tax expense (benefit) for the three years ended December 31, 1999 are presented in the following table (dollars in thousands):

	1999	1998	1997
Current:
Federal	$1,603
State and local	183
Foreign	80	$157	$68
Total	1,866	157	68

Deferred:
Federal	411	(2,234)	(2,647)
State and local	61	(329)	(389)
Total	472	(2,563)	(3,036)

Income tax expense (benefit)	2,338	(2,406)	(2,968)
Valuation allowance	(7,625)	2,563	3,036

Net income tax expense (benefit)	$(5,287)	$157	$68

We did not record a provision for U.S. federal and state income taxes in 1998 and 1997 because of our net losses and net loss carryforwards. We are not required to pay franchise taxes in most of the states in which we have operations due to our net operating loss carryforwards. We have included the franchise taxes paid in general and administrative expenses in our Consolidated Statements of Operations.

The foreign tax provisions consist primarily of Canadian income taxes. We have made no provision for U.S. income taxes on undistributed earnings from our international businesses because it is our intention to reinvest those earnings in those operations. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

December 31,
	1999	1998
Net operating loss carryforward	$12,368	$13,750
Accounts receivable	234	140
Property and equipment	666	215
Equity investments	156	351
Inventories		173
Marketable securities		138
Notes payable to shareholders		185
Other	157	253
	13,581	15,067
Valuation allowance		(15,067)

Net deferred tax assets	$13,581	$---

For the year ended December 31, 1999 we reassessed the realizability of our deferred tax assets. As a result of our improving levels of and trend in profitability we concluded that realization of these deferred tax assets was more likely than not and that the valuation allowance was no longer required.

Approximately $7,625,000 of the reversal of the allowance was recorded in our Statement of Operations as an income tax benefit. The remaining reversal, $7,442,000, was originally required because utilization of the NOL carryforwards acquired when we bought RCII was not, at that time, more likely than not. This reversal was recorded as a reduction of unamortized goodwill.

The following table shows the principal reasons for the difference between the statutory federal income tax rate of 34% and the tax benefit shown in our Consolidated Statement of Operations (dollars in thousands):

	1999	1998	1997
Tax at statutory federal rate	$1,949
State income taxes, net of federal benefit	318
Foreign income tax	80	$157	$68
Change in valuation allowance	(7,625)
Other	(9)

Income tax provision (benefit)	$(5,287)	$157	$68

During 1999 certain employees exercised incentive stock options and sold the shares within the holding period required by Section 422 of the Internal Revenue Code. These sales result in a compensation deduction of $2,300,000 for federal income tax purposes only. The tax benefit of approximately $891,000 has been recorded in our Consolidated Balance Sheets as a reduction of income taxes payable and an addition to Contributed Capital.

At December 31, 1999 we have net operating loss carryforwards for federal and state income tax purposes of $32,400,000 and $17,800,000 respectively. These expire in varying amounts from 2007 until 2022. Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought RCII. Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code. Federal and state net operating loss carryforwards utilized in 1999 approximated $3,300,000.

10. Leasing Arrangements

We lease office space for our centers and equipment for use in our operations under both capital and operating leases. Capital leases were primarily used for financing the lasers in our first five centers; we now finance the cost of lasers using operating leases.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

December 31, 1999
	Capital Leases	Operating Leases
Year
2000	$606	$5,307
2001	63	3,040
2002		1,120
2003		652
2004		314
Thereafter
Total minimum rental commitment	669	$10,434
Less interest	21
Present values of minimum lease payments	648
Less current installments	585
Long-term obligation at December 31, 1999	$ 63

Total rent expense under operating leases amounted to $4,299,000 in 1999, $3,900,000 in 1998, and $1,700,000 in 1997. As of December 31, 1999, the total minimum sublease rentals to be received in the future under noncancellable operating leases was approximately $447,000.

11. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we make discretionary contributions to the participants' accounts. We made contributions of $20,000 in 1999, $26,000 in 1998 and none in 1997.

Stock Option Plans

We have two stock incentive plans, the 1995 Long Term Stock Incentive Plan ("1995 Plan") and the 1998 Long Term Stock Incentive Plan ("1998"). A maximum of 2.5 million shares are reserved for the 1995 Plan and 5 million shares for the 1998 Plan. The Compensation Committee of the Board of Directors administers the 1995 and 1998 Plans. In 1998 the Compensation Committee decided to reprice the exercise price of 973,750 stock options previously granted to $1.1875 per share, the market price at the date of repricing.

The Plans permit us to issue incentive and/or nonqualified stock options to purchase shares of common stock, stock appreciation rights, and stock awards to employees and consultants. The 1998 Plan is used to grant stock options to our non-employee directors. Non-employee directors receive an option to purchase 75,000 shares of our common stock upon initial election or appointment and an automatic option grant of 12,500 shares upon reelection. Prior to our shareholders approving the 1998 Plan, we granted our non-employee directors stock options under the LCA-Vision Inc. Directors' Nondiscretionary Stock Option Plan which was discontinued in 1998.

Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted have generally been exercisable over 3-5 years and the maximum term is 10 years from the date of grant.

The table summarizes the status of our 1995 and 1998 Plans:

	Stock Options	Weighted-Average Exercise Price

Outstanding,
December 31, 1996	1,818,625	$4.06
Granted	647,500	3.26
Cancelled/forfeited	(634,563)	4.95

Outstanding
December 31, 1997	1,831,562	4.03
Granted	843,600	1.02
Exercised	(20,000)	2.56
Cancelled/forfeited	(650,337)	2.84

Outstanding
December 31, 1998	2,004,825	1.82
Granted	2,730,500	3.01
Exercised	(603,818)	1.64
Cancelled/forfeited	(735,050)	2.76

Outstanding
December 31, 1999	3,396,457	$2.44

Options exercisable,
December 31,
1997	405,913	$4.34
1998	524,625	2.31
1999	612,106	1.99

The following table summarizes information about the stock options granted under the 1995 and 1998 Plans that are outstanding at December 31, 1999:

Stock Options Outstanding	Stock Options Exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual lite	Weighted-average exercise price	Shares	Weighted-average exercise price
$0.875-$1.813	2,465,291	8.4 years	$1.25	498,638	$1.38
3.000-4.938	565,666	9.5 years	4.13	68,468	2.72
5.250-11.125	365,500	9.4 years	7.89	45,000	7.61
Total	3,396,457	8.7 years	2.44	612,106	1.99

At December 31, 1999 a total of 3,479,725 are available for granting stock options under the 1995 and 1998 Plans.

The following table is a summary of the status of our discontinued Directors Nondiscretionary Stock Option Plan:

	Stock Options	Weighted-average Exercise Price
Outstanding,
December 31, 1997	226,250	$4.83
Granted	78,750	3.25
Outstanding,
December 31, 1998 and 1999	305,000	$4.42

As of December 31, 1999, a total of 121,250 options with a weighted-average exercise price of $5.01 are exercisable under this discontinued plan.

We apply APB No. 25 and related interpretations in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the three years ended December 31, 1999 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS no. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

Years ended December 31,
		1999	1998	1997
Net income (loss)	As reported	$10,753	$(13,736)	$(8,036)
	Pro forma	7,813	(15,453)	(9,588)

Diluted income (loss)	As reported	$0.21	$(0.36)	$(0.30)
	Pro forma	0.15	(0.41)	(0.36)

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	1999	1998	1997
Dividend yield	0%	0%	0%
Expected volatility	101%	92%	98%
Risk free interest rate	4.65-6.37%	4.9%	5.34-6.82%
Expected lives (in years)	5	5	5

The weighted-average fair value of options granted was $1.72 per option during 1999, $.75 per option during 1998, and $1.14 per option during 1997.

12. Commitments and Contingencies

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

Discovery in the action has recently concluded and all parties have filed motions for summary judgment, based on the discovery results, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

13. Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information

December 31,
	1999	1998
Receivables
Trade receivables - vision	$ 871	$1,482
Trade receivables - other	1,533	1,034
Allowances	(433)	(1,397)
	$1,971	$1,119

Prepaid Expenses, Inventory and Other
Prepaid expenses	$1,737	$1,235
Inventory	137	44
Other	110	137

	$1,984	$1,416
Property and equipment
Land	$375	$375
Building and improvements	5,326	5,278
Leasehold improvements	1,962	1,930
Furniture and fixtures	1,579	1,556
Equipment	7,562	6,702
Equipment under capital leases	978	784
Other	185	186
	17,967	16,811
Accumulated depreciation and amortization	(9,091)	(7,398)
Construction in progress	850	20
	$9,726	$9,433
Other assets
Prepaid expense	$6,324	$ --
Other	650	1,518
Certificate of deposit		2,100
	$6,974	$3,618

Cash Flow Information

For the Year Ended December 31,
	1999	1998	1997
Cash paid during the year for
Interest	$737	$ 854	$ 985
Income taxes	35	157	68
Non cash investing and financing activities
Common stock issued for acquisitions		580	32,786
Issuance of warrants	6,363
Preferred shares received for payment of advance	706

Segment Information
We operate in one segment-laser refractive surgery.
Canadian operations
Revenues	$1,640	$2,016	$2,083
Operating profit	57	471	298
Statement of Operations Information

Direct costs of laser refractive surgery:
Employee costs	$4,691	$4,094	$2,940
Equipment rent and maintenance	3,426	3,045	1,180
Facility rent and utilities	1,258	1,472	1,002
Supplies, gas and other	2,169	1,314	1,179
Total	$11,544	$9,925	$6,301

14. Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

1999 Quarters	1998 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$13,867	$14,730	$14,973	$13,814	$7,209	$9,019	$9,096	$9,876
Gross profit	5,296	5,812	5,431	6,321	1,734	2,838	2,764	3,401
Income (loss) available to common shareholders	1,630	2,347	1,411	5,365	(1,636)	(11,602)	(759)	261
Earnings (loss) per share
Basic	0.04	0.05	0.03	0.10	(0.04)	(0.32)	(0.02)	0.02
Diluted	0.04	0.05	0.02	0.10	(0.04)	(0.32)	(0.02)	0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 8, 2000.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 8, 2000. The information specified on item 402(k) and (1) of regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 8, 2000 is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 8, 2000.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 8, 2000.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the three years ended December 31, 1999

Consolidated Statement of Cash Flows for the three years ended December 31, 1999

Consolidated Statement of Shareholders' Investment for the three years ended December 31, 1999

(a)(2) List of Schedules

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

(a)(3) List of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

Exhibit

Number	Description of Exhibit
3(a)(i)	Amended Certificate of Incorporation of Registrant	Note A
3(a)(ii)	Amended Certificate of Designation as to Interim Preferred Stock	Note H
3(a)(iii)	Amended Certificate of Designation as to Series B-1 Convertible Preferred Stock	Note G
3(b)	Amended Bylaws of Registrant	Note A
10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan	Note B
10(b)	LCA-Vision Inc. Directors' Non-Discretionary Stock Option Plan	Note B
10(c)	LCA-Vision Inc. 401(k) Plan	Note A
10(d)	Loan Agreement dated June 29, 1998 between Registrant and The Provident Bank	Note C
10(e)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan	Note E
10(f)	Promissory Note between the Registrant and its major stockholders	Note F
10(g)	Convertible Preferred Stock Purchase Agreement between Registrant and Certain Purchasers dated as of May 8, 1998	Note G
10(h)	Agreement between Registrant and Donaldson, Lufkin & Jenrette Securities Corporation dated May 4, 1998	Note G
21	Subsidiaries of Registrant
23	Consent of PricewaterhouseCoopers LLP
24	Powers of Attorney	Note D
27	Financial Data Schedule

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

E. Incorporated by reference to the Company's Proxy Statement relating to its October 16, 1998 Special Stockholders Meeting

F. Incorporated by reference to Form 10-QSB filed November 12, 1998

G. Incorporated by reference to Form 10-QSB filed May 15, 1998

H. Incorporated by reference to Form 8-K filed December 4, 1996

(b) Reports on Form 8-K

1) Form 8-K dated November 15, 1999, containing a copy of a press release announcing that procedures are up 117% from September 1999 at new LasikPlus centers in California.

2) Form 8-K dated November 19, 1999, containing a press release stating that charges filed by SEC against Credit Bancorp in no way involved or effected the operations, financial condition or future prospects of LCA-Vision.

3) Form 8-K dated December 16, 1999, containing a press release announcing that November 1999 procedures are up 138% from October 1999 at the LasikPlus centers.

4) Form 8-K dated December 29, 1999, announcing the opening of additional value-priced LasikPlus centers in Minneapolis, MN and Tampa, FL.

5) Form 8-K dated January 7, 2000, announcing a 50% gain in fourth quarter 1999 procedure growth and that the Company plans to open at least 10 new LasikPlus centers in 2000.

6) Form 8-K dated January 7, 2000 announcing that the Company converted additional centers in six cities to the value-priced LasikPlus format.

7) Form 8-K dated February 9, 2000 announcing the Company's results of operations for the 3 and 12 months ended December 31, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-K dated February 14, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

By: /s/ Stephen N. Joffe

Stephen N. Joffe, Chairman and

Chief Executive Officer

Date: February 14, 2000

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Larry P. Rapp, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Date:
/s/ Stephen N. Joffe Stephen N. Joffe	Chairman and Chief Executive Officer	February 14, 2000
Principal Accounting Officer:
/s/ Larry P. Rapp Larry P. Rapp	Chief Financial Officer and Treasurer	February 14, 2000
Directors:		Date:
/s/ Stephen N. Joffe Stephen N. Joffe	Director	February 14, 2000
/s/William O. Coleman William O. Coleman	Director	February 18, 2000
/s/ John H. Gutfreund John H. Gutfreund	Director	February 16, 2000
/s/ John C. Hassan John C. Hassan	Director	February 15, 2000

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT

LCA-Vision (Ohio), Inc.	Ohio
Refractive Centers International, Inc.	Delaware
The Baltimore Laser Sight Center, Ltd.	Ohio
LCA-Vision (Canada) Inc.	Ontario, Canada
The Toronto Laservision Centre (1992) Inc.	Ontario, Canada
938051 Ontario, Inc.	Ontario, Canada

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of LCA-Vision Inc. on Form S-8 (File No. 333-07621) and on Forms S-3 (File No's. 333-39179, 333-41101, 333-72691 and 333-80145) of our report dated February 4, 2000 relating to the consolidated financial statements of LCA-Vision Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which report is included in this Annual Report on Form 10-K.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

February 18, 2000