Form 10-Q
period 2000-03-31
LCA VISION INC
filed 2000-05-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2882328
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7840 Montgomery Road, Cincinnati, Ohio 45236

(Address of principal executive offices)

(513) 792-9292

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,052,778 shares as of April 28, 2000.

LCA-VISION INC.

INDEX

Facing Sheet		Page No.
Index		1
Part I.	Financial Information	2
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2000 and at December 31, 1999		3
Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2000 and 1999		4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999		5
Notes to Condensed Consolidated Financial Statements		6
Item 2.	Managements' Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Part II.	Other Information	13
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		16

LCA-VISION INC.

Condensed Consolidated Balance Sheets

March 31, 2000 and

December 31, 1999

(Dollars in thousands, except per share amounts)
	March 31, 2000 (1)	December 31, 1999
Assets
Current assets
Cash and cash equivalents	$12,181	$11,891
Short-term investments	39,346	37,299
Accounts receivable, net	700	1,971
Deferred tax asset	631	631
Prepaid expenses, inventory and other	1,647	1,984
	----------	---------
Total current assets	54,505	53,776

Property and equipment, net	10,879	9,726
Goodwill, net	865	902
Deferred tax asset	13,162	12,950
Obligations due from shareholders	708	708
Investment in unconsolidated businesses	260	254
Other assets	3,068	6,974
	--------	---------
Total assets	$83,447	$85,290
	=====	=====
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$2,704	$2,458
Accrued liabilities and taxes	2,110	1,821
Debt maturing in one year	608	676
	-------	-------
Total current liabilities	5,422	4,955

Long-term debt	142	250
Minority equity interest	18	40
Commitments and contingencies	--	--

Shareholders' investment
Preferred stock	--	--
Common stock ($0.001 par value; 52,046,528 shares and 51,513,989 shares issued)	111	111
Contributed capital	89,517	88,348
Warrants	2,961	6,362
Common stock in treasury, at cost	(30)	(30)
Accumulated deficit	(14,709)	(14,771)
Foreign currency translation adjustment	15	25
	---------	---------
	77,865	80,045
	---------	---------
Total liabilities and shareholders' investment	$ 83,447	$ 85,290
	======	======

(1) Unaudited

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-VISION INC.

Condensed Consolidated Statements of Income

for the Three Months Ended March 31, 2000 and 1999

(unaudited)

(Dollars in thousands, except per share amounts)
	Three Months Ended March 31,

	2000	1999
	------	-----
Revenues
Laser refractive surgery	$18,151	$ 13,389
Other	20	478
	-------	-------
Total Revenues	18,171	13,867

Operating costs and expenses
Medical professional and license fees	5,853	6,015
Direct costs of services	4,643	2,556
General and administrative expenses	3,342	2,428
Marketing and advertising	4,127	542
Depreciation and amortization	776	712
	------	------
Operating income (loss)	(570)	1,614

Equity in earnings from unconsolidated businesses	7	323
Minority interest in earnings of consolidated affiliate	6
Interest expense	(21)	(93)
Interest income	676	147
Other income (expense)	11	(277)
	-----	-----
Income before taxes on income	109	1,714

Income tax expense	47	--
	-----	-----
Net income	62	1,714

Preferred stock dividends	--	(84)

Income applicable to common stock	$ 62	$ 1,630
	===	====
Income per common share
Basic	$0.00	$ 0.04
Diluted	$0.00	$ 0.04

Weighted average shares outstanding Basic	51,876	43,779
Diluted	54,670	47,082

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement

LCA-VISION INC.

Condensed Consolidated Statements of Cash Flows

for the Three Months Ended March 31, 2000 and 1999

(unaudited)

(Dollars in thousands, except per share amounts)
	Three Months Ended March 31,

	2000	1999
Cash flows from operating activities:	-----	-----
Net income	$62	$1,630
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	776	712
Amortization of Cole warrant	246
Equity in income of unconsolidated affiliates	(7)	(323)
Compensation paid in common stock		325
Changes in working capital:
Accounts receivable	1,271	433
Prepaid expenses, inventory and other	337	(222)
Accounts payable	340	(220)
Accrued liabilities and other	281	385

Net cash provided by operations	3,306	2,721

Cash flows from investing activities:
Purchase of property and equipment	(1,892)	(23)
Purchase of short-term investments	(37,246)
Maturity of short-term investments	35,199
Other, net	258	(54)

Net cash (used) by investing activities	(3,681)	(77)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(176)	(2,220)
Exercise of stock options	863	279
Distribution to minority equity investees	(22)

Net cash provided (used) by financing activities	665	(1,941)

Increase in cash and cash equivalents	290	703

Cash and cash equivalents at beginning of period	11,891	6,496

Cash and cash equivalents at end of period	$12,181	$ 7,199

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-VISION INC.

Notes to Condensed Consolidated Financial Statements

for the Three Months Ended March 31, 2000 and 1999

(unaudited)

1. Summary of Significant Accounting Policies

The March 31, 2000 and 1999 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim periods. The December 31, 1999 Condensed Balance Sheet has been derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers are primarily laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). We previously managed multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue by source is comprised of:

- Laser refractive surgery - fees for surgeries performed at our consolidated centers.

- Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Certain operating costs and expenses:

- Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the per procedure license fee in the U.S. paid to laser manufacturers.

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

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our consolidated financial statements include the accounts of:

- LCA-Vision Inc.,

- LCA-Vision (Ohio), Inc.,

- Refractive Centers International, Inc. and Subsidiaries

- LCA-Vision (Canada) Inc. and Subsidiaries, and

- The Baltimore Laser Sight Center, Ltd. (for the three months ended March 31, 2000).

Equity Method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

- our interest in the entity as an investment in our Condensed Consolidated Balance Sheets, and

- our percentage share of the earnings (losses) in our Condensed Consolidated Statements of Operations.

We own 43% of Silmalaseri Oy and 50% of Cole LCA Vision LLC and report our investments under the equity method. The Baltimore Laser Sight Center was reported under the equity method for the first half of 1999.

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters including:

- our reported amounts of assets and liabilities in our Condensed Consolidated Balance Sheets at the dates of the financial statements,

- our disclosure of contingent liabilities at the dates of the financial statements, and

- our reported amounts of revenues and expenses in our Condensed Consolidated Statements of Income during the reporting periods.

Actual amounts could differ from those estimates.

Per Share Data

Basic per share data is income applicable to common shareholders divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shareholders divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options or warrants were exercised or convertible preferred stock were converted into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2000	1999
Basic Earnings per Share	-----	-----
Net income	$ 62	$1,714
Dividends to preferred shareholders	--	(84)
	------	------
Income available to common shareholders	$62	$1,630
Weighted average shares outstanding	51,876	43,779
Basic Earnings per Share	$ 0.00	$ 0.04
	====	====
Diluted Earnings per Share
Income available to common shareholders	$62	$1,630
Dividends to preferred shareholders	--	84
	-----	------
Net income	$62	$1,714
Weighted average shares outstanding	51,876	43,779
Effect of dilutive securities
Convertible preferred stock	--	2,314
Stock options	2,730	989
Warrants	64	--
	------	-----
Weighted average common shares and potential dilutive shares	54,670	47,082
Diluted Earnings per Share	$ 0.00	$ 0.04
	=====	=====

2. Shareholders' Investment

Common Stock

During the three months ended March 31, 2000, 532,539 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.62 per share.

6% Series B-1 Convertible Preferred Stock

At December 31, 1998, 5,702 shares of the 6% Series B-1 convertible preferred stock were outstanding. During the three months ended March 31, 1999, these shares and dividends totaling $264,000 were converted into 3,994,642 shares of common stock.

The terms of these shares gave the holders the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March 1999 certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. This agreement resulted in a non-cash charge of $325,000 recorded as other expense in the Condensed Consolidated Statement of Income for the quarter ended March 31, 1999.

At March 31, 2000 there were no shares of preferred stock issued and outstanding.

Warrants

During 1999 we issued warrants to purchase a total of 925,000 shares of common stock at prices ranging from $2 to $12 per share. The warrants were issued to an investment banking firm and a joint venture partner.

Warrants to purchase 800,000 shares were issued during the third quarter of 1999 of which 200,000 were exercisable at that time and the remainder became exercisable in equal installments of 200,000 each as of December 31, 1999, 2000 and 2001.

Generally accepted accounting principles requires us to assign a value to the warrants for the services to be rendered. We used the Black-Scholes method to determine the amount, or expected amount, of compensation for each block of warrants as it becomes exercisable. The amount calculated is recorded as part of other assets and amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization expense of $246,000 was recorded for the first quarter of 2000.

3. Segment Information

We operate in one segment - laser refractive surgery. Following is a table summarizing the results of our Canadian operations included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2000 and 1999 (in thousands):

	2000	1999
Revenues	$506	$362
Operating profit (loss)	(84)	16

4. Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

"MD&A" is an analysis of our operating results for the three months ended March 31, 2000 and 1999 and our financial condition as of March 31, 2000. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Overview (dollars in thousands, except where noted)

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers primarily include laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). We previously managed multi-specialty laser surgery programs at medical facilities on a contract basis.

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

Our operating costs and expenses are comprised of:

- Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the per procedure license fee in the U.S. paid to laser manufacturers.

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

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three months ended March 31, 2000 and 1999 were (dollars in thousands):

	2000	1999
Revenue	18,151	$ 13,389

Less:
Medical professional and
license fees	5,853	6,015
	-------	-------
Contribution Margin	$12,298	$ 7,374
	=====	=====

The following table illustrates the growth of laser vision correction procedures performed at our centers.

	Consolidated
	2000	1999
Q1	12,504	7,591
Q2		8,365
Q3		8,769
Q4		8,541
Year		33,266

Other revenues

Other revenues declined because we chose to exit the surgery management business for hospitals. Also contributing to the decrease in other revenue is the change in the consolidation method for the Baltimore Laser Sight Center ("Baltimore"). In the first half of 1999, Baltimore was accounted for using the equity method, and the company recorded management fees in other revenue. In July, 1999, our ownership percentage in the Baltimore Laser Sight Center increased to 97 percent, and since that time we have consolidated the financial statements of Baltimore into LCA-Vision Inc.

Operating costs and expenses

	Three months ended March 31,
	2000	1999
Number of procedures	12,504	7,591
Per procedure
Laser refractive surgery revenue	$1,452	$1,764
Medical professional fee	218	533
License fees	250	260
Contribution margin	984	971

Medical professional and license fees

License fees increased by $1,155,000 as a result of the higher procedure volumes performed in the first quarter. The increase in license fees was more than offset by a decrease in medical professional fees of $1,317,000.

In February, 2000, VISX reduced the per procedure license fee from $260 to $110. Because of the inventory of VISX cards purchased at the old price of $260, the reduction did not have a material effect on first quarter results. At March 31, 2000, the inventory of VISX cards was valued at $110 per card.

Direct costs of services

The table below provides information related to our direct costs of services (dollars in thousands).

	Three Months Ended March 31,
	2000	1999
Laser refractive surgery
Employee costs	$2,469	$953
Equipment rent and maintenance	1,143	857
Facility rent and utilities	415	295
Supplies, gases and other	612	406
	------	-------
	4,639	2,511
Hospital and other	4	45
	-------	-------
	$4,643	$2,556
	=====	=====

Direct costs of services include staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the first quarter of 2000 by $2,187,000 over the first quarter of 1999. Staffing costs for laser vision correction increased by $1,516,000 in the first quarter.

The company operated three more centers in the first quarter of 2000 versus the first quarter of 1999. Also contributing to the increased staffing cost was the complete conversion to the LasikPlus business model. Under LasikPlus, the company employs a doctor and an optometrist at each center. Medical supplies increased by $206,000 in the first quarter as a result of higher procedure volumes. Rental expense for equipment and facilities increased by $406,000 in the quarter to support new and expanded laser vision correction centers.

General and administrative

General and administrative expenses increased by $913,000 in the first quarter of 2000. Staffing costs increased by $391,000 as we expanded our national call center and strengthened our corporate management team. As a percent of revenue, general and administrative expenses were 18% in both the first quarter of 2000 and the first quarter of 1999.

Marketing and advertising expenses

Marketing and advertising expenses increased by $3,585,000 in the first quarter of 2000.

These expenses were split between marketing programs to position the LasikPlus brand, and to build patient volume.

Depreciation and amortization

Depreciation and amortization expense increased by $64,000 in the quarter because of the depreciation of capitalized costs of new center openings.

Non-operating income and expenses

Interest expense decreased due to the significant reduction in debt. Interest income increased due to interest earned on overnight investments and short-term government securities.

Liquidity and Capital Resources

Our primary sources of liquidity for the next year are expected to be:

- cash generated from operations

- proceeds from the exercise of stock options

- credit facility and lease financing, as necessary

Net cash provided by operating activities in the first quarter of 2000 exceeded $3,306,000. Proceeds from stock options exercised in the quarter were $863,000. This cash flow was sufficient to finance our capital expenditures and debt repayment in the quarter.

As of March 31, 2000 we have cash and cash equivalents of $12,181,000. In addition, we have short-term investments of $39,346,000.

As of March 31, 2000 we maintained a $10,000,000 revolving credit facility with The Provident Bank ("Provident"). $800,000 of the facility is being used to secure letters of credit. In addition to the $9,200,000 of unused credit under this facility, the company has a $10,000,000 facility available for funding acquisitions. Both of these credit facilities expire June 30, 2000.

Factors That May Affect Future Results and Market Price of Stock

In addition to the risks discussed in the Company's last Form 10-K, we now face direct low price competition in several markets in the United States. We intend to use every method possible to differentiate our service and benefits from the lower priced competition. However, the ability to grow procedure volume and maintain existing pricing may be limited in the future by this new competition.

3. Quantitative and Qualitative Disclosure About Market Risk

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

Item 2.	Changes in Securities and Use of Proceeds. None
Item 3.	Defaults upon Senior Securities. None
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None

Part II. Other Information (continued)

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
	Exhibit Number	Description of Exhibit
	27	Financial Data Schedule
(b)	Reports on Form 8-K.

1) Form 8-K dated February 23, 2000 containing a press release announcing the

Company's reaction to the decision of VISX to reduce its per procedure royalties.

2) Form 8-K dated March 6, 2000 containing a press release announcing the Company expects consecutive quarter procedure growth to exceed 20% in the first quarter.

3) Form 8-K dated March 14, 2000 containing a press release announcing the completion of all of the Company's US centers to the value-priced LasikPlus model.

4). Form 8-K dated March 21, 2000 containing a press release announcing the opening of two new LasikPlus centers to serve Greater Chicago metropolitan area.

5) Form 8-K dated March 29, 2000 containing a press release announcing the signing of a licensing agreement with Japan's leading operator of laser surgery clinics.

6) Form 8-K dated April 4, 2000 containing a press release announcing a 46% sequential increase in procedure volume versus fourth quarter of 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date May 8, 2000	/s/Stephen N. Joffe
Stephen N. Joffe President and Chief Executive Officer

Date May 8, 2000	/s/Alan Buckey
Alan Buckey Chief Financial Officer

Exhibit 27

LCA-VISION INC.

Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE LCA-VISION INC. CONDENSED CONSOLIDATED BALANCE SHEET AT MARCH 31, 2000, AND THE RELATED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENT.

	CIK	0001003130
	Name	LCA-Vision Inc.
	Multiplier	1,000
	Currency	U.S. Dollars
	Period type	3 months
	Fiscal-Year-End	Dec-31-2000
	Period Start	Jan-1-2000
	Period End	Mar-31-2000
5-02 (1)	Cash and cash items	12,181
5-02 (3)(a)(1)	Notes and accounts receivable - trade	1,401
5-02 (4)	Allowances for doubtful accounts	701
5-02 (6)	Inventory	168
5-02 (9)	Total current assets	54,505
5-02 (13)	Property, plant and equipment	19,437
5-02 (14)	Accumulated depreciation	8,558
5-02 (18)	Total assets	83,447
5-02 (21)	Total current liabilities	5,422
5-02 (22)	Bonds, mortgages and similar debt	142
5-02 (29)	Preferred stock - no mandatory redemption	0
5-02 (30)	Common stock	111
5-02 (31)	Other stockholders' equity	77,754
5-02 (32)	Total liabilities and stockholders' equity	83,447
5-03 (b)1(a)	Net sales of tangible products	0
5-03 (b)1	Total revenues	18,171
5-03 (b)2(a)	Cost of tangible goods sold	0
5-03 (b)2	Total costs and expenses applicable to sales and revenues	10,496
5-03 (b)3	Other costs and expenses	8,245
5-03 (b)(8)	Interest and amortization of debt discount	21
5-03 (b)(10)	Income before taxes and other items	109
5-03 (b)(11)	Income tax expense	47
5-03 (b)(19)	Net income or loss	62
5-03 (b)(20)	Earnings per share - primary	0.00
5-03 (b)(21)	Earnings per share - diluted	0.00