Form 10-Q
period 2000-06-30
LCA VISION INC
filed 2000-08-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2882328 (IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,085,866 shares as of July 31, 2000.

LCA-VISION INC.

INDEX

Facing Sheet
Index
Part I. Financial Information
Item 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999

Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2000 and 1999

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Submission of Matters to a Vote of Security Holders
Part II. Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
June 30, 2000 - December 31, 1999
(Unaudited)
Dollars in thousands except per share data
	June 30, 2000	December 31, 1999
Assets
Current Assets
Cash and cash equivalents	$6,665	$11,891
Short-term investments	38,228	37,299
Accounts receivable, net	3,791	1,971
Deferred tax asset	631	631
Prepaid expenses, inventory and other	1,834 --------------	1,984 --------------
Total current assets	51,149	53,776

Property and equipment, net	13,700	9,726
Goodwill, net	828	902
Deferred tax asset	13,162	12,950
Obligations due from shareholders	708	708
Investment in unconsolidated business	256	254
Other assets	2,674 --------------	6,974 --------------
Total assets	$82,477 ========	$85,290 ========
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$5,795	$2,458
Accrued liabilities and taxes	1,582	1,821
Debt maturing in one year	455 --------------	676 --------------
Total current liabilities	7,832	4,955

Long-term debt	119	250
Minority equity interest	18	40
Commitments and contingencies	-	-

Shareholders' investment
Preferred stock	-	-
Common stock ($0.001 par value; 52,046,528 shares
And 51,513,989 shares issued)	111	111
Contributed capital	89,562	88,348
Warrants	2,353	6,362
Notes receivable from shareholders	(610)	-
Common stock in treasury, at cost (542,909 shares)	(1,532)	(30)
Accumulated deficit	(15,384)	(14,771)
Foreign currency translation adjustment	8 -------------	25 -------------
Total shareholders' investment	74,508 -------------	80,045 -------------
Total liabilities and shareholders' investment	$82,477 ========	$85,290 ========
The Notes to Condensed Consolidated Financial Statements are an integral part of this statement. LCA-VISION INC.
Condensed Consolidated Statements of Income
for the Three and Six Months Ended June 30, 2000 and 1999
(Unaudited)

Dollars in thousands, except per share data
	Three months ended June 30		Six months ended June 30
Revenues	2000 ------------------	1999 ------------------	2000 -----------------	1999 -----------------
Laser refractive surgery	$15,004	$14,346	$33,155	$27,73
Other	105 ------------------	384 ------------------	126 -----------------	862 ----------------
Total Revenues	15,109	14,730	33,281	28,597

Operating costs and expenses
Medical professional and license fees	3,224	6,186	9,077	12,201
Direct costs of service	5,517	2,732	10,160	5,288
General and administrative	3,700	2,357	7,042	4,785
Marketing and advertising	4,141	896	8,268	1,438
Depreciation	845	724	1,621	1,436
Restructuring accrual	- ----------------	(150) ----------------	- ----------------	(150) ----------------
Operating income (loss)	(2,317)	1,985	(2,887)	3,599

Equity in earnings from unconsolidated	3	94	9	417
Businesses
Interest expense	(19)	(27)	(40)	(120)
Interest income	719	129	1,395	276
Other income (expense)	538 ----------------	218 ----------------	555 ----------------	(59) ----------------
Income (loss) before taxes on income	(1,077)	2,399	(968)	4,113

Income tax expense (benefit)	(409) ----------------	8 ----------------	(362) ----------------	8 ----------------
Net income (loss)	(668)	2,391	(606)	4,105

Preferred stock dividends	-	44	-	128

Income (loss) applicable to common stock	$(668) =========	$2,347 =========	$(606) =========	$3,977 =========
Income (loss) per common share
Basic	$(0.01)	$0.05	$(0.01)	$0.09
Diluted	(0.01)	0.05	(0.01)	0.09

Weighted average shares outstanding
Basic	51,881	45,450	51,873	44,614
Diluted	51,881	49,035	51,873	47,962

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-VISION INC.
Condensed Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2000 and 1999
(Unaudited)
	Six Months Ended
	June 30,
	2000 -------------	1999 -------------
Cash flows from operating activities:
Net income/(loss)	$(606)	$3,977
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,621	1,436
Amortization of Cole warrant	493	-
Equity in earnings of unconsolidated affiliates	(9)	(417)
Compensation paid in common stock	-	375
Changes in working capital:
Restructuring provision	-	(150)
Other	-	(150)
Accounts receivable	(1,820)	(1,362)
Prepaid expenses, inventory and other	150	(3)
Accounts payable	3,431	144
Accrued liabilities and other	(245) -------------	761 -------------
Net cash provided by operations	3,015	4,611

Cash flows from investing activities
Purchase of property and equipment	(5,521)	(227)
Purchase of short-term investments	(38,228)	-
Maturity of short-term investments	37,299	-
Other, net	(217) -------------	(22) -------------
Net cash (used) by investing activities	(6,667)	(249)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease	(348)	(2,388)
Obligations
Shares repurchased for Treasury Stock	(1,502)	-
Exercise of stock options	908	559
Distribution of minority equity investees	(22)	-
Increase in notes receivable from shareholders	(610) -------------	- -------------
Net cash (used) by financing activities	(1,574)	(1,829)

Increase (decrease) in cash and cash equivalents	(5,226)	2,533

Cash and cash equivalents at beginning of period	11,891 -------------	6,496 -------------
Cash and cash equivalents at end of period	$6,665 ========	$9,029 ========
The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-VISION INC.

Notes to Condensed Consolidated Financial Statements

for the Three and Six Months Ended June 30, 2000 and 1999

(Unaudited)

1. Summary of Significant Accounting Policies

The June 30, 2000 and 1999 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods. The December 31, 1999 Condensed Consolidated Balance Sheet has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

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

- Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; license fees; and miscellaneous sources.

Certain operating costs and expenses:

- Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the per procedure license fee in the U.S. paid to laser manufacturers.

- Direct costs of services - center rent and utilities, equipment lease and maintenance costs, surgical supplies, center physician and staff expense, and costs related to other revenue.

- General and administrative - headquarters staff expense and other overhead costs.

- Depreciation and amortization - periodic charges to income for the costs of equipment and intangible assets recorded in the condensed consolidated balance sheet.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies - consolidation and the equity method.

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our condensed consolidated financial statements include the accounts of:

- LCA-Vision Inc.,

- LCA-Vision (Ohio), Inc.,

- Refractive Centers International, Inc. and Subsidiaries

- LCA-Vision (Canada) Inc. and Subsidiaries, and

- The Baltimore Laser Sight Center, Ltd. (for the six months ended June 30, 2000).

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

We own 43% of Silmalaseri Oy and 50% of Cole LCA Vision LLC and report our investments under the equity method. In the first half of 1999, Baltimore was accounted for using the equity method, and the company recorded management fees in other revenue. In July 1999, our ownership percentage in the Baltimore Laser Sight Center increased to 97 percent, and since that time we have consolidated the financial statements into LCA-Vision Inc.

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

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Basic Earnings per Share
Income/(loss) available to common shareholders	(668)	2,347	(606)	3,977
Weighted average shares outstanding	51,881	45,450	51,873	44,614
Basic earnings (loss) per share	(0.01)	$0.05	(0.01)	$0.09

Diluted earnings per share
Income/(loss) available to common shareholders	(668)	2,347	(606)	3,977
Dividends to preferred shareholders	-	(44)	-	(128)
Net income/(loss)	(668)	2,391	(606)	4,105
Weighted average shares outstanding	51,881	45,450	51,873	44,614
Effect of dilutive securities
Convertible preferred stock	-	836	-	1,482
Stock options	-	2,655	-	1,819
Warrants	-	94	-	47
Weighted average common shares and potential dilutive shares	51,881	49,035	51,873	47,962
Diluted earnings (loss) per share	(0.01)	$0.05	(0.01)	$0.09

2. Shareholders' Investment

Common Stock

During the three months ended June 30, 2000, 35,538 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.25 per share.

Warrants

Warrants to purchase 800,000 shares were issued during the third quarter of 1999 of which 200,000 were exercisable at that time and the remainder became exercisable in equal installments of 200,000 each as of December 31, 1999, 2000 and 2001.

Generally accepted accounting principles requires us to assign a value to the warrants for the services to be rendered. We used the Black-Scholes method to determine the amount, or expected amount, of compensation for each block of warrants as it becomes exercisable. The amount calculated is recorded as part of other assets and amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization expense of $247,000 was recorded for the second quarter of 2000, bringing the year-to-date amortization expense to $493,000.

3. Segment Information

We operate in one segment - laser refractive surgery. Following is a table summarizing the results of our Canadian operations included in the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2000 and 1999 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000 -----------	1999 -----------	2000 -----------	1999 -----------
Revenues	617	457	1,123	819
Operating profit (loss)	32	51	(52)	67

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

Discovery in the action has concluded and all parties have filed motions for summary judgment, based on the discovery results, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

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

"MD&A" is an analysis of our operating results for the three and six months ended June 30, 2000 and 1999 and our financial condition as of June 30, 2000. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and six months ended June 30, 2000 and 1999 were (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000 -----------	1999 -----------	2000 -----------	1999 -----------
Revenue	15,004	14,346	33,155	27,735
Less:
Medical professional and
License fees	3,224 -----------	6,186 -----------	9,077 -----------	12,201 -----------
	11,780	8,160	24,078	15,534
Contribution Margin	78.5%	56.9%	72.6%	56.0%

The following table illustrates the growth of laser vision correction procedures performed at our centers.

Consolidated
	2000 -----------	1999 -----------
Q1	12,504	7,591
Q2	13,888	8,365
Q3		8,769
Q4		8,541
Year		33,266

Other revenues

Other revenues declined because we chose to exit the surgery management business for hospitals. Also contributing to the decrease in other revenue is the change in the consolidation method for the Baltimore Laser Sight Center ("Baltimore").

Operating costs and expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000 ------------	1999 ------------	2000 ------------	1999 ------------
Number of procedures	13,888	8,365	26,392	15,596
Per procedure
Laser refractive surgery revenue	$1,080	$1,715	$1,256	$1,738
Medical professional fee	124	528	168	530
License fees	108 ------------	211 ------------	176 ------------	234 ------------
Contribution margin	$848	$976	$912	$974
Contribution margin %	78.5%	56.9%	72.6%	56.0%

Due to competitive market forces, the average price per procedure decreased from $1,452 in the first quarter of 2000 to $1,080 in the second quarter. Despite lower average pricing, contribution margin as a percent of revenues increased from 67.8% in the first quarter to 78.5% in the second quarter. Contribution margin in the second quarter was aided by lower per-procedure royalties on VISX lasers that occurred in the first quarter, and by lower professional fees.

Medical professional and license fees

License fees decreased by $1,617,000 as a result of the VISX per procedure price decrease from $260 to $110. Medical fees decreased by approximately $1,000,000 despite an 11 percent increase in procedure volume. Physician contracts were renegotiated during the quarter to enable the company to be competitive at the lower pricing levels.

Direct costs of services

The table below provides information related to our direct costs of services (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000 ------------	1999 ------------	2000 ------------	1999 ------------
Laser refractive surgery
Employee costs	2,921	1,002	5,389	1,954
Equipment rent and maintenance	1,312	899	2,456	1,757
Facility rent and utilities	512	309	927	604
Supplies, gases and other	765 ------------	479 ------------	1,377 ------------	885 ------------
	5,510	2,689	10,149	5,200
Hospital and other	7 ------------	43 ------------	11 ------------	88 ------------
	5,517	2,732	10,160	5,288

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the second quarter of 2000 by $874,000 over the first quarter of 2000, largely because of the increase in the number of centers in operation. The average direct cost per center per month increased from $68,729 in the first quarter to $70,718 in the second quarter. The current center design is for slightly larger centers to accommodate higher patient volumes.

The change in the business model from open access to LasikPlus results in a salary commitment to physicians in the year 2000 that was not present in 1999. These physician salaries are recorded in employee costs.

Medical supplies increased by $153,000 in the second quarter primarily as a result of higher procedure volumes. Rental expense for equipment and facilities increased by $266,000 in the quarter to support new and expanded laser vision correction centers.

General and administrative

General and administrative expenses increased by $1,343,000 in the second quarter of 2000 from the second quarter of 1999. Staffing costs increased by $327,000 as we expanded our national call center and strengthened our corporate management team. Sequentially, general and administrative expenses grew by 11 percent in the second quarter.

Marketing and advertising expenses

Marketing and advertising expenses increased by $3,245,000 in the second quarter of 2000 from the second quarter in 1999. With the change from open access to LasikPlus, the company, not the doctor, takes responsibility for patient acquisition. Compared to the first quarter of 2000, marketing and advertising expenditures did not increase. Management's current plan for the remainder of 2000 is to maintain marketing and advertising expenditures at a rate consistent with the first six months of the year, bringing the annual marketing and advertising spending for 2000 to the lower end of the previously announced range of $15 - $20 million.

Depreciation and amortization

Depreciation and amortization expense increased by $121,000 in the quarter because of the depreciation of capitalized costs of new center openings.

Non-operating income and expenses

Interest expense decreased due to the significant reduction in debt. Interest income increased due to interest earned on overnight investments and short-term government securities. Other income increased in the second quarter of 2000 because of the termination of a deferred compensation arrangement with a terminated physician.

Liquidity and Capital Resources

Our primary sources of liquidity for the next year are expected to be:

- cash generated from operations

- proceeds from the exercise of stock options

- credit facility and lease financing, as necessary

Net cash provided by operating activities in the first six months of 2000 was $3,015,000. Proceeds from stock options exercised in the first six months were $908,000. This cash flow and the use of approximately $1,600,000 in cash reserves were sufficient to finance our capital expenditures and debt repayment in the quarter.

As of June 30, 2000 we have cash and cash equivalents of $6,665,000. In addition, we have short-term investments of $38,228,000.

During the second quarter, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $610,000 was loaned under this program in the second quarter.

As of June 30, 2000 we maintained a $10,000,000 revolving credit facility with The Provident Bank ("Provident"). $800,000 of the facility is being used to secure letters of credit. In addition to the $9,200,000 of unused credit under this facility, the company has a $10,000,000 credit commitment for funding acquisitions. Both of these credit arrangements expire June 30, 2001.

Factors That May Affect Future Results and Market Price of Stock

For a detailed discussion that may affect future results, please refer to the Company's last 10-K and 10-Q. No material new risks have developed since the filing of these reports.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

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

Discovery in the action has concluded and all parties have filed motions for summary judgment, based on the discovery results, to dismiss all claims of the other parties. A decision on the motions will be issued by the court in due course.

	In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds. None

Item 3.	Defaults upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 8, 2000. The only matter submitted to the vote of the stockholders was the election of directors. All incumbent directors were re-elected, with the following vote totals:

		Shares Voted For	Authority Withheld
	Stephen N. Joffe	41,088,487	259,647
	William O. Coleman	41,041,185	306,949
	John H. Gutfreund	41,036,009	312,125
	John C. Hassan	41,087,814	260,320
Item 5.	Other Information. None

Part II. Other Information (continued)

Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
	Exhibit Number		Description of Exhibit
	27		Financial Data Schedule
(b) Reports on Form 8-K
		1)	Form 8-K dated May 24, 2000 containing a press release announcing the intention of its president, Tom Wilson, to purchase up to 100,000 shares of the company's stock.
		2)	Form 8-K dated June 1, 2000 containing a press release announcing the acceleration of its LasikPlus expansion program.
		3)	Form 8-K dated June 6, 2000 containing a press release announcing a share repurchase program of up to five million of the company's common stock.
		4)	Form 8-K dated June 13, 2000 containing a press release announcing its plan to open a value-priced LasikPlus Center in Atlanta on June 23, 2000.
		5)	Form 8-K dated June 21, 2000 containing a press release announcing the opening of LasikPlus vision correction center in Japan.
		6)	Form 8-K dated July 6, 2000 containing a press release announcing a 66% gain in the second quarter procedures and a record 13,888 procedures versus 8,365 a year ago.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date 8/14/00	/s/ Stephen N. Joffe Stephen N. Joffe President and Chief Executive Officer

Date 8/14/00	/s/ Alan Buckey Alan Buckey Chief Financial Officer