Form 10-Q
period 2000-09-30
LCA VISION INC
filed 2000-11-13
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2882328
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 49,888,197 shares as of October 31, 2000.

LCA-Vision Inc.

INDEX

Facing Sheet			1
Index			2
Part I.	Financial Information
	Item 1.	Financial Statements
		Unaudited Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999
			3
		Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999
			4
		Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999
			5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
			9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Part II.	Other Information
	Item 1.	Legal Proceedings	13
	Item 2.	Changes in Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	15
Signatures			16

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
Dollars in Thousands
(Unaudited)
	September 30, 2000	December 31, 1999
Assets
Current Assets
Cash and cash equivalents	$24,876	$11,891
Short-term investments	14,528	37,299
Accounts receivable, net	1,121	1,971
Deferred tax asset	631	631
Pre-paid expenses, inventory and other	1,954 --------------	1,984 --------------
Total current assets	43,110	53,776

Property and equipment, net	15,788	9,726
Goodwill, net	790	902
Deferred tax asset	13,162	12,950
Obligations due from shareholders	708	708
Investment in unconsolidated business	271	254
Other assets	2,242 --------------	6,974 --------------
Total assets	$76,071 ========	$85,290 ========
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$3,945	$2,458
Accrued liabilities and taxes	1,431	1,821
Debt maturing in one year	301 --------------	676 --------------
Total current liabilities	5,677	4,955

Long-term debt	94	250
Minority equity interest	34	40
Commitments and contingencies	-	-

Shareholders' investment
Preferred stock	-	-
Common stock ($0.001 par value; 52,086,866 shares
and 51,513,989 shares issued)	111	111
Contributed capital	89,572	88,348
Warrants	2,105	6,362
Notes receivable from shareholders	(906)	-
Common stock in treasury, at cost (1,790,373 shares	(5,034)	(30)
and 10,909 shares)
Accumulated deficit	(15,585)	(14,771)
Foreign currency translation adjustment	3 --------------	25 --------------
Total shareholders' investment	70,266 --------------	80,045 --------------
Total liabilities and shareholders' investment	$76,071 =========	$85,290 ========

The Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
for the Three and Nine Months Ended September 30, 2000 and 1999
(Unaudited)

	Dollars in thousands except per-share data
	Three months ended September 30		Nine months ended September 30
Revenues	2000 -------------	1999 -------------	2000 -------------	1999 -------------
Laser refractive surgery	$15,590	$14,882	$48,745	$42,617
Other	68 -------------	91 -------------	194 -------------	953 -------------
Total Revenues	15,658	14,973	48,939	43,570

Operating costs and expenses
Medical professional and license fees	3,379	6,434	12,456	18,635
Direct costs of service	5,565	3,108	15,725	8,396
General and administrative expenses	3,841	2,519	10,883	7,304
Marketing and advertising	2,808	1,162	11,076	2,600
Depreciation	1,036	775	2,657	2,211
Restructuring accrual	- -------------	- -------------	- -------------	(150) -------------
Operating income (loss)	(971)	975	(3,858)	4,574

Equity in earnings (loss)from unconsolidated	15	(153)	24	264
Businesses
Minority Equity Interest	(22)	-	(16)	-
Interest (expense)	(10)	(25)	(50)	(145)
Interest income	648	632	2,044	908
Other income (expense)	37 -------------	4 -------------	585 -------------	(55) -------------
Income (loss) before taxes on income	(303)	1,433	(1,271)	5,546

Income tax expense/(benefit)	(102) -------------	10 -------------	(464) -------------	18 -------------
Net income (loss)	(201)	1,423	(807)	5,528

Preferred stock dividends	-	12	-	140

Income (loss) applicable to common stock	$(201) ========	$1,411 ========	$(807) ========	$5,388 ========
Income per common share
Basic	$0.00	$0.03	$(0.02)	$0.12
Diluted	$0.00	$0.03	$(0.02)	$0.11

Weighted average shares outstanding
Basic	50,921	51,227	51,559	46,819
Diluted	50,921	54,389	51,559	50,104

The Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
	Nine Months Ended
	September 30,
	2000 ------------	1999 ------------
Cash flows from operating activities:
Net income/(loss)	$(807)	$5,388
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,657	2,211
Amortization of warrant	720	-
Equity in earnings of unconsolidated affiliates	(7)	(264)
Compensation paid in common stock	-	375
Changes in working capital:
Restructuring provision	-	(150)
Accounts receivable	850	(804)
Prepaid expenses, inventory and other	30	(301)
Accounts payable	1,581	(457)
Accrued liabilities and other	(398) ------------	812 ------------
Net cash provided by operations	4,626	6,810

Cash flows from investing activities:
Purchase of property and equipment	(8,607)	(846)
Beginning cash of consolidated affiliate	-	1,032
Proceeds from sale of equipment	-	200
Purchase of short-term investments	(52,756)	(35,199)
Maturity of short-term investments	75,527	-
Other, net	(280) ------------	7 ------------
Net cash provided (used) by investing activities	13,884	(34,806)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease	(535)	(2,470)
obligations
Shares repurchased for Treasury Stock	(5,004)	-
Exercise of stock options & warrants	918	944
Distribution to minority equity investees	(6)	-
Increase in notes receivable from shareholders	(906)	-
Proceeds from sale of common stock	-	36,715
Cash dividends paid	-	(462)
Increase in notes payable	8 ------------	- ------------
Net cash provided (used) by financing activities	(5,525)	34,727

Increase in cash and cash equivalents	12,985	6,731

Cash and cash equivalents at beginning of period	11,891 ------------	6,496 ------------
Cash and cash equivalents at end of period	$24,876 =======	13,227 =======
The Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three and Nine Months Ended September 30, 2000 and 1999

(Unaudited)

1. Summary of Significant Accounting Policies

The September 30, 2000 and 1999 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods. The December 31, 1999 Condensed Consolidated Balance Sheet has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

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

Certain operating costs and expenses:

- Medical professional and license fees - per procedure fees for the ophthalmologist performinglaser vision correction and the per procedure license fee in the U.S. paid to laser manufacturers.

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

- The Baltimore Laser Sight Center, Ltd. (since July 1999).

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

We own 43% of Silmalaseri Oy and 50% of Cole LCA Vision LLC and report our investments under the equity method. In the first half of 1999, Baltimore Laser Sight Center (Baltimore) was accounted for using the equity method, and the company recorded management fees in other revenue. In July 1999, our ownership percentage in Baltimore increased to 97 percent, and since that time we have consolidated the financial statements into LCA-Vision Inc.

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

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Basic Earnings per Share
Income/(loss) available to common shareholders	$(201)	$1,411	$(807)	$5,388
Weighted average shares outstanding	50,921	51,227	51,559	46,819
Basic earnings (loss) per share	$0.00	$0.03	$(0.02)	$0.12

Diluted earnings per share
Income/(loss) available to common shareholders	$(201)	$1,411	$(807)	$5,388
Dividends to preferred shareholders	-	12	-	140
Net income/(loss)	(201)	1,423	(807)	5,528
Weighted average shares outstanding	50,921	51,227	51,559	46,819
Effect of dilutive securities
Convertible preferred stock	-	284	-	1,082
Stock options	-	2,794	-	2,143
Warrants	-	84	-	60
Weighted average common shares and potential dilutive shares	50,921	54,389	51,559	50,104
Diluted earnings (loss) per share	$0.00	$0.03	$(0.02)	$0.11

2. Shareholders' Investment

Common Stock

During the three months ended September 30, 2000, 8,988 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.14 per share.

Warrants

Warrants to purchase 800,000 shares were issued during the third quarter of 1999 of which 200,000 were exercisable at that time and the remainder became exercisable in equal installments of 200,000 each as of December 31, 1999, 2000 and 2001. In the third quarter of 2000, the Company expensed $310,000 for the repurchase of 400,000 unvested warrants from Cole National Corporation.

Generally accepted accounting principles requires us to assign a value to the warrants for the services to be rendered. We used the Black-Scholes method to determine the amount, or expected amount, of compensation for each block of warrants as it becomes exercisable. The amount calculated is recorded as part of other assets and amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization expense of $177,000 was recorded for the third quarter of 2000, bringing the year-to-date amortization expense to $649,000.

3. Segment Information

We operate in one segment - laser refractive surgery. Following is a table summarizing the results of our Canadian operations included in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2000 and 1999 (in thousands):

Three Months Ended	Nine Months Ended
	September 30,		September 30,
	2000 ----------	1999 ----------	2000 ----------	1999 ----------
Revenues	$378	$407	$1,501	$1,226
Operating profit (loss)	(39)	(66)	(96)	13

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

Judge Chin recently ruled that the court lacks subject matter jurisdiction over the controversy. The decision may be appealed by either party, or the claims could be pursued in the New York State Supreme Court.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

his quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect our results, refer to the Overview and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

"MD&A" is an analysis of our operating results for the three and nine months ended September 30, 2000 and 1999 and our financial condition as of September 30, 2000. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and nine months ended September 30, 2000 and 1999 were (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000 ----------	1999 ----------	2000 ----------	1999 ----------
Revenue	15,590	14,882	48,745	42,617
Less:
Medical professional and
License fees	3,379 ----------	6,434 ----------	12,456 ----------	18,635 ----------
Contribution	12,211	8,448	36,289	23,982

The following table illustrates the growth of laser vision correction procedures performed at our centers.

Consolidated
	2000 ----------	1999 ----------
Q1	12,504	7,591
Q2	13,888	8,365
Q3	16,341	8,769
Q4		8,541 ----------
Year		33,266

Other revenues

Other revenues declined because we chose to exit the surgery management business for hospitals. Also contributing to the decrease in other revenue is the 1999 change in the consolidation method for the Baltimore Laser Sight Center ("Baltimore").

Medical professional and license fees

License fees decreased by $351,000 in the third quarter of 2000 from the third quarter of 1999. The reduction of the VISX per procedure price decrease from $260 to $110 more than offset the increase in license fees associated with the increase in procedure volume from 8,769 in the third quarter of 1999 to 16,341 in the third quarter of 2000. Medical fees decreased by approximately $2,700,000 in the third quarter of 2000 from the third quarter of 1999, despite an 86 percent increase in procedure volume. Physician contracts were renegotiated during the second quarter of 2000 to enable the company to be competitive at the lower pricing levels.

Direct costs of services

The table below provides information related to our direct costs of services (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000 ----------	1999 ----------	2000 ----------	1999 ----------
Laser refractive surgery
Employee costs	$2,870	$1,156	$8,259	$3,110
Equipment rent and maintenance	1,365	1,042	3,821	2,799
Facility rent and utilities	659	318	1,586	922
Supplies, gases and other	666 ----------	549 ----------	2,043 ----------	1,434 ----------
	5,560	3,065	15,709	8,265
Hospital and other	5 ----------	43 ----------	16 ----------	131 ----------
	$5,565	$3,108	$15,725	$8,396

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the third quarter of 2000 by $2,457,000 over the third quarter of 1999, largely because of the increase in the number of centers in operation. The average direct cost per center per month increased from $44,420 in the third quarter of 1999 to $61,099 in the third quarter of 2000. The change in the business model from open access to LasikPlus results in a salary commitment to physicians in the year 2000 that was not present in 1999. These physician salaries are recorded in employee costs.

Medical supplies increased by $117,000 in the third quarter of 2000 as a result of higher procedure volumes. Rental expense for equipment and facilities increased by $323,000 in the third quarter of 2000 to support new and expanded laser vision correction centers.

General and administrative

General and administrative expenses increased by $1,322,000 in the third quarter of 2000 from the third quarter of 1999. Staffing costs increased by $404,000 as we expanded our national call center and strengthened our corporate management team. Sequentially, general and administrative expenses grew by under four percent in the third quarter of 2000. The repurchase of unvested warrants from Cole National Corporation and the amortization of vested warrants increased general and administrative expenses by $497,000 in the third quarter of 2000 over the third quarter of 1999.

Marketing and advertising expenses

Marketing and advertising expenses increased by $1,646,000 in the third quarter of 2000 from the third quarter in 1999. With the change from open access to LasikPlus, the company, not the doctor, takes responsibility for patient acquisition. Compared to the second quarter of 2000, marketing and advertising expenditures decreased by $1,333,000.

Depreciation and amortization

Depreciation and amortization expense increased by $261,000 in the third quarter of 2000 from the third quarter of 1999 because of the depreciation of capitalized costs of new center openings.

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

Our primary sources of liquidity for the next year are expected to be:

- cash generated from operations

- proceeds from the exercise of stock options

- credit facility and lease financing, as necessary

Net cash provided by operating activities in the first nine months of 2000 was $4,626,000. Proceeds from stock options exercised in the first nine months were $918,000. The sum of these two sources of cash combined with the use of approximately $3,064,000 in cash reserves were sufficient to finance our capital expenditures and debt repayment in the first nine months of the year.

On June 6, 2000 the Board of Directors authorized the repurchase of up to five million shares of the company's common stock. Through September 30, 2000, the company has repurchased approximately 1.8 million shares for an aggregate value of $5,004,000.

As of September 30, 2000 we have cash and cash equivalents of $24,876,000. In addition, we have short-term investments of $14,528,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $906,000 has been loaned under this program.

As of September 30, 2000 we maintained a $10,000,000 revolving credit facility with The Provident Bank ("Provident"). $800,000 of the facility is being used to secure letters of credit. In addition to the $9,200,000 of unused credit under this facility, the company has a $10,000,000 credit commitment for funding acquisitions. Both of these credit arrangements expire June 30, 2001.

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
Judge Chin recently ruled that the court lacks subject matter jurisdiction over the controversy. The decision may be appealed by either party, or claims could be pursued in the New York Supreme Court.
In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.
Item 2.	Changes in Securities and Use of Proceeds. None

Item 3.	Defaults upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information. None

Part II.	Other Information (continued)
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
Exhibit
	Number		Description of Exhibit
	27		Financial Data Schedule
	(b)	Reports on Form 8-K
		1)	Form 8-K dated July 27, 2000 containing a press release reporting the opening of 27th U.S. LasikPlus facility on August 7, 2000 in Rockville, Maryland.
		2)	Form 8-K dated August 3, 2000 containing a press release reporting second quarter financial results.
		3)	Form 8-K dated September 6, 2000 containing a press release announcing its plan to open a fourth value-priced LasikPlus Center in both the Atlanta and Washington areas within the next three weeks.
		4)	Form 8-K dated September 19, 2000 containing a press release reporting the opening of three value-priced LasikPlus centers in the Greater Philadelphia/Wilmington suburban area.
		5)	Form 8-K dated October 3, 2000 containing a press release reporting an 86% increase in consolidated procedure volume for the third quarter of 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date	________________	/s/ Stephen N. Joffe Stephen N. Joffe President and Chief Executive Officer

Date	________________	/s/ Alan Buckey Alan Buckey Chief Financial Officer