Form 10-K405
period 2000-12-31
LCA VISION INC
filed 2001-03-20
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to

_________________________

Commission file number 0-27610

LCA-VISION INC.

Delaware Corporation (State of Incorporation)	11-2882328 (I.R.S. I.D.)

7840 Montgomery Road, Cincinnati, Ohio 45236

Telephone Number (513) 792-9292

_________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 21, 2001 was approximately $102,945,000.

The number of shares outstanding of the registrant's Common Stock as of February 21, 2001 was 47,065,817.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 7, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2000 FORM 10-K ANNUAL REPORT

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

In October 2000, we were approved to list on EASDAQ (European Association of Securities Dealers Automated Quotations).

The U.S. Eye Care Industry

More than 150 million Americans, or approximately 55% of our nation's population, require eyeglasses or contact lenses to correct common refractive vision. Most people requiring vision correction suffer from one or more refractive vision disorders, which result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea's curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. The three most common refractive vision disorders are:

- Myopia (nearsightedness) -- images are focused in front of the retina, resulting in the blurred perception of distant objects

- Hyperopia (farsightedness) -- images are focused behind the retina, resulting in the blurred perception of near objects

- Astigmatism -- images are not focused on any point due to the varying curvature of the eye along different axes

Laser Vision Correction Procedures

Laser vision correction procedures are designed to reshape the outer layers of the cornea to correct refractive vision disorders by changing its curvature with an excimer laser, which eliminates or reduces the need for corrective lenses. There are currently two outpatient procedures that use the excimer laser to correct common refractive vision disorders: Laser In-Situ Keratomileusis ("LASIK") and Photorefractive Keratectomy ("PRK"). In the case of both LASIK and PRK, prior to the procedure, an assessment is made of the correction required to program the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended correction using a specially developed algorithm. A speculum is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient's cornea for the procedure. The excimer laser emits energy in a series of pulses with each pulse lasting only several billionths of a second. High-energy ultraviolet light produced by the excimer laser creates a "non-thermal" ablation, which removes tissue and reshapes the cornea without damaging adjacent tissue. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness and steeper when corrected for farsightedness. In effect, the change made in the middle or periphery of the cornea is translated to the front surface of the cornea which results in vision correction. A series of patient follow-up visits are scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the laser vision correction procedure. The typical procedure takes 15 to 30 minutes from set-up to completion. The excimer laser is generally used for less than 40 seconds.

The excimer lasers used in our U.S. centers are manufactured by VISX and Bausch & Lomb Surgical. VISX is currently approved to treat nearsightedness of up to -14 diopters with astigmatism of up to 5 diopters, and farsightedness of up to +5 diopters. The Bausch & Lomb Surgical Technolas 217 is approved for up to -7 diopters of nearsightedness with up to 3 diopters of astigmatism.

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

The Laser Vision Correction Market

In 1995, the FDA approved the first laser to perform laser vision correction procedures in the U.S. Currently, laser vision correction is the most widely performed elective surgical procedure in the United States with 1,474,000 procedures performed in 2000, an increase of 55% over the 948,000 procedures performed in 1999. Industry analysts forecast approximately 1.82 million procedures will be performed in 2001.

Total Laser Vision Correction Procedures Performed in the United States*

(in thousands)

[PDF VERSION OF GRAPH ATTACHED]

Line graph showing total procedures performed as follows:

Year	Procedures
1997	200,000
1998	443,000
1999	948,000
2000	1,474,000
2001 (estimated)	1,820,000
2002 (estimated)	2,358,000

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

Our Laser Vision Correction Centers

We currently operate 35 laser vision correction centers, 33 of which are located in metropolitan markets throughout the United States, one of which is in Canada and one of which is in Europe. Our centers are supported by credentialed ophthalmologists and optometrists. The ophthalmologists perform the laser vision correction procedures, and either ophthalmologists or optometrists carry out the pre-procedure evaluations and post-procedure follow-ups. We have performed laser vision correction procedures since 1991 and nearly all procedures are now LASIK.

Japan

Japan is the second largest potential world market for laser vision correction after the United States. On March 19, 2000, the Company signed a licensing agreement to license the LasikPlus brand name to the Rei Corporation of Japan. Rei currently operates outpatient aesthetic and dermatological laser surgery clinics in Japan. LCA Vision receives an initial licensing fee for each center opened and then 12% of gross annual revenues. Rei opened the first center in Tokyo on June 22, 2000.

Our Business Strategy

Our business strategy is to provide laser vision correction at an affordable price. Beginning in July 1999, we converted our centers to closed access facilities from open access facilities. Under our closed-access model, the Company either employs the Ophthalmologist and the Optometrist or is organized through a professional corporation. The Company also assumes responsibility for patient acquisition.

We changed the names of our centers to LasikPlus and began building consumer awareness of the brand name through a saturation local media campaign that included newsprint, radio and direct mailings. By the end of the first quarter 2000, all of our centers in the United States were converted to the LasikPlus business model.

We intend to increase penetration and market share in our current markets and expand into contiguous markets. The key elements of our business strategy include:

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our centers. We direct the patient marketing efforts to two potential sources: our network call center's patient base and consumers in general. In each market, we target a specific demographic group of potential patients that we believe is most likely to be interested in laser vision correction. Our marketing programs include print, television, radio and direct mail campaigns as well as brochures and videos. Our public relations rely on placement of news stories in various media to highlight the opening of new centers or the availability of laser vision correction services within a specific market. In most advertisements, prospective patients are provided our web-site address for LasikPlus and a toll-free number to contact our call center representatives who screen prospective patients and record patient names and information into our centralized computer system for future mailings. Once patient information has been recorded, our representatives attempt to schedule eye evaluation appointments for prospective patients with the local center ophthalmologist or optometrist to determine whether the prospective patient is a candidate for laser vision correction. If a prospective patient elects not to proceed with a laser vision procedure following an initial evaluation, the prospective patient's name is kept on a follow-up mailing list and additional materials are sent to the patient for a certain period of time.

Attracting leading ophthalmologists and optometrists. We believe the most effective way to attract leading ophthalmologists and optometrists is to establish ourselves as a leading provider and operator of laser vision correction centers within the eyecare community.

Building and operating new laser vision correction centers. We plan to expand our business primarily through the development of new centers in contiguous markets and within existing markets. In evaluating new and current markets for building a laser vision correction center, we evaluate population demographics, determine the number of existing excimer lasers and interview local ophthalmologists and optometrists. The targeted market must exhibit a potential for generating break-even procedure volume within the first 3 to 6 months after opening, including the necessary ophthalmologist and optometrist participation to support such levels. We seek to lease 3,000 to 4,000 square feet of space in professional office buildings located in high volume traffic areas. In addition, we have developed standardized center plans and designs to be used in building each new center.

We have announced our plan to open approximately 10 - 15 new centers in 2001.

Acquiring established laser vision correction centers. We will continue to evaluate selective acquisition opportunities. This evaluation includes an analysis of the potential laser vision correction center's historical operating performance and clinical outcomes and verification of all credentialing, licensures and certifications for the ophthalmologists performing procedures. Furthermore, we assess each targeted center's physical structure, geographic location and support staff qualifications. We seek to acquire laser vision correction centers that have established profitability and can benefit from our management and marketing programs.

We Provide Our Patients With:

Convenient access to highly credentialed ophthalmologists and optometrists. We focus on recruiting leading ophthalmologists and optometrists who have a reputation for providing quality eye care within their respective markets and have performed at least 2,000 laser vision correction procedures. Our ophthalmologists have completed extensive FDA-mandated training and also have met our rigorous qualification criteria, including an extensive review of state licensure, Board certification, malpractice insurance and historical procedure experience and clinical outcomes. In addition, all newly-recruited ophthalmologists are placed under the supervision of a more experienced laser vision correction ophthalmologist to closely monitor clinical outcomes and patient satisfaction.

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

Educational consultations and materials. The education process begins with our initial contact with the patient. All of our educational materials focus on information regarding vision correction procedures. Our call center personnel are trained to answer questions regarding procedures and have access to both an ophthalmologist to address more difficult inquiries and past patients to relate procedure experiences. Once in the center, potential patients receive a consultation focused on educating the patient on vision correction procedures, how the procedure corrects the specific refractive vision disorder that the patient presents with and what results the patient should expect after the procedure. Patients are given written materials and can view a video of the procedure or witness an actual procedure during their initial visit. We believe that an educated patient has realistic expectations and is therefore more satisfied with procedure results.

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

Procedure Volume

Nearly all of the procedures performed in our laser vision correction centers in the U.S. for the year 2000 were LASIK procedures. For the year 1999, approximately 94% of the procedures were LASIK procedures.

The table below illustrates the quarterly growth in the number of procedures performed in our consolidated centers since the first quarter of 1996.

Our Quarterly Laser Vision Correction Procedure Volume

[PDF VERSION OF GRAPH ATTACHED]

PROCEDURE VOLUME

	1996	1997	1998	1999	2000
Q1	228	979	3,859	7,591	12,504
Q2	669	1,506	4,775	8,365	13,888
Q3	1,164	2,375	6,093	8,769	16,341
Q4	1,416	2,888	6,791	8,541	16,411
TOTAL	3,477	7,748	21,518	33,266	59,144

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

The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by other national operators of laser vision correction centers as well as with local operators and ophthalmologists who havepurchased their own laser. Other private and public companies which have indicated they intend to operate or already operate laser centers in the U.S. include LasikVision, ICON Laser Eye Centers, ClearVision Laser Centers, Inc., Laser Vision Centers, Inc., Laser Vision Institute, NovaMed Eyecare, Inc., VisionAmerica, Inc., TLC Laser Eye Center, Inc., Prime Medical Services, Aris and Laser Eye Centers. Certain of these companies own or operate mobile excimer laser facilities which they bring to ophthalmologists' offices on a regularly-scheduled basis, or an as-needed basis, rather than operating fixed site centers like ours.

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

Employees

As of December 31, 2000, we had 355 employees, 293 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced a work stoppage.

Trademarks

Not all of our trademarked names have been formally registered yet. Where the trademark symbol is used, it is our intention to claim a trademark on such names under common law by using the "TM" symbol. The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems. There are at least five companies, Bausch & Lomb, VISX, Alcon Summit, Nidek and LaserSight, whose excimer laser systems have been approved by the FDA for commercial sale in the U.S.

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

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in appropriate circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers which in turn would have a material adverse effect on our business, financial condition and results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Bausch & Lomb Surgical or any other manufacturers that supply or may supply excimer lasers to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.

Item 2. Properties.

Our corporate headquarters and one of our laser refractive surgery centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser refractive surgery centers are generally in professional office buildings and include laser surgery rooms, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,000 to 6,700 square feet; with expiration dates ranging from April 30, 2001 to April 30, 2006. The following table describes the locations of our laser refractive surgery centers at December 31, 2000:

Location	Leased/ Owned	Aggregate Annual Lease Payment
Beverly Hills, CA	Leased	$210,232
Concord, CA	Leased	54,904
San Bernardino, CA	Leased	57,789
San Jose, CA	Leased	59,448
Torrance, CA	Leased	75,571
Clearwater, FL	Leased	59,869
Tampa, FL	Leased	106,092
Alpharetta, GA	Leased	86,380
Buckhead, GA	Leased	63,622
Galleria, GA	Leased	124,215
Gwinnett, GA	Leased	97,565
Naperville, IL	Leased	63,730
Northbrook, IL	Leased	86,993
Oak Brook, IL	Leased	82,000
Schaumburg, IL	Leased	54,371
Annapolis, MD	Leased	57520
Baltimore, MD	Leased	86,700
Bethesda, MD	Leased	55,565
Columbia, MD	Leased	82,915
Rockville, MD	Leased	115,555
Edina, MN	Leased	75,181
Maple Grove, MN	Leased	112,994
Charlotte, NC	Leased	65,012
Albany, NY	Leased	70,637
Mt. Laurel, NJ	Leased	85,200
Centerville, OH	Leased	59,088
Cincinnati, OH	Owned	-------
Columbus, OH	Leased	36,516
Holland, OH	Leased	86,112
Chadds Ford, PA	Leased	65,662
King of Prussia, PA	Leased	105,534
Alexandria, VA	Leased	87,600
Falls Church, VA	Leased	69,777
Ft. Erie, Ontario, Canada	Leased	950
Helsinki, Finland (1)	Leased	--------
Willowdale, Ontario, Canada	Leased	95,915

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

The Court recently ruled that the court lacks subject matter jurisdiction over the controversy. The decision has been appealed in an effort to keep the action in federal court. If the appeal is unsuccessful, the claims may be pursued in New York State Supreme Court.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Since June 30, 1999 our common stock has been included for quotation on the Nasdaq National Market under the symbol "LCAV." From 1996 through June 29, 1999 our common stock was included for quotation on the Nasdaq Small Cap Market under the symbol "LCAV." There were approximately 2,749 holders of record of our Common Stock on February 21, 2001.

The following table sets forth the range of high and low closing prices as reported by the Nasdaq National Market since June 30, 1999 and the Nasdaq Small Cap Market prior to that date. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

2000	1999	1998
	High	Low	High	Low	High	Low

First Quarter	$6.188	$3.875	$4.000	$1.375	$2.125	$0.844
Second Quarter	5.000	2.438	12.750	3.688	4.156	1.688
Third Quarter	3.094	2.469	12.688	5.000	3.500	1.250
Fourth Quarter	2.884	1.000	5.500	3.813	1.500	1.000

We did not pay any cash dividends on our common stock during the three years ended December 31, 2000 and do not anticipate doing so in the future. Our loan agreement with our principal lender prohibits us from declaring or paying any dividend or distribution, except stock dividends, on our capital stock without the lender's approval.

Item 6. Selected Consolidated Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Year Ended December 31,
	2000	1999	1998	1997	1996
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$63,141	$56,358	$32,508	$12,917	$3,715
Other	309	1,026	2,692	4,677	10,045
Total revenues	63,450	57,384	35,200	17,594	13,760
Operating costs and expenses:
Medical professional and license fees	15,542	22,930	13,700	4,489	795
Direct costs of services	27,218	16,113	12,526	10,753	8,148
General and administrative expenses	9,394	6,036	6,198	4,231	4,452
Marketing and advertising	14,565	5,671	2,183	1,259	1,664
Depreciation and amortization	3,839	2,964	3,521	2,511	1,597
Other	--	--	--	162	225
Restructuring/impairment provision	--	(150)	10,500	1,100	--
Total expenses	70,558	53,564	48,628	24,505	16,881
Operating (loss) income	(7,108)	3,820	(13,428)	(6,911)	(3,121)
Equity in earnings (losses) from unconsolidated businesses	49	316	354	(27)	-906
Interest expense	(58)	(169)	(786)	(1,140)	(770)
Interest income	2,713	1,633	441	216	89
Other income	604	6	358	77	651
(Loss) income before taxes on income	(3,800)	5,606	(13,061)	(7,785)	(4,057)
Income tax (benefit) expense	(1,434)	(5,287)	157	68	--
Net (loss) income	(2,366)	10,893	(13,218)	(7,853)	(4,057)
Dividends to preferred shareholders	--	140	518	183	--
(Loss) income available to common shareholders	$(2,366) ======	$10,753 ======	$(13,736) ======	$(8,036) ======	($4,057) ======

Item 6. Selected Consolidated Financial Data (continued).

Year Ended December 31,
2000	1999	1998	1997	1996
(amounts in thousands, except per share and procedure data)
(Loss) income per common share
Basic	$(0.05)	$0.22	$(0.36)	$(0.30)	$(0.21)
Diluted	$(0.05)	$0.21	$(0.36)	$(0.30)	$(0.21)
Weighted average shares used in computation:
Basic	50,951	47,991	37,669	26,709	19,610
Diluted	50,951	50,914	37,669	26,709	19,610

Selected Operating Data
Laser vision correction procedures	59,144	33,266	19,791	7,748	2,663
Balance Sheet Data:
Cash and cash equivalents	$19,692	$11,981	$6,496	$2,780	$724
Short-term investments	8,626	37,299	--	--	--
Working capital (deficit)	24,063	49,212	3,577	(1,698)	(3,187)
Total assets	75,597	85,290	31,377	44,527	13,481
Debt maturing in one year	178	676	787	10,182	824
Total debt, excluding current portion	48	250	4,224	2,850	6,423
Accumulated deficit	(17,136)	(14,771)	(25,664)	(12,446)	(4,592)
Total shareholders' investment	65,045	80,045	23,199	26,714	1,198

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

Overview

We are a leading developer and operator of value-priced laser vision correction centers. Our laser vision correction centers provide the facilities, equipment and support services for performing vision correction procedures using state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes two primary excimer lasers: The Bausch & Lomb Technolas 217 and the VISX Star S2 laser. Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. centers.

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

Our operating costs and expenses consist of:

- Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fee of $110 per procedure paid to VISX and Bausch & Lomb,

- Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our Centers,

- General and administrative, including marketing and advertising, headquarters staff expense, and other overhead costs, and

- Depreciation and amortization of equipment and intangible assets recorded in the balance sheet.

Sources of Revenues

The table below summarizes our sources of revenue and their annual growth or decline for each of the three years ended December 31, 2000 (dollars in thousands):

	2000	1999	1998
Laser refractive surgery	$63,141	$56,358	$32,508
Growth rate	12%	73%	152%
Surgery management contracts	--	$364	$1,496
Growth rate	-100%	-76%	-51%
Other	$309	$662	$1,196
Growth rate	-53%	-45%	-26%
Total	$63,450	$57,384	$35,200

Laser Refractive Surgery

Laser refractive surgery revenue generally includes three components: facility fees, license fees and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in these states do not include the medical professionals' fee component. The contribution from laser refractive surgery procedures for each of the three years ended December 31, 2000 is as follows (dollars in thousands):

	2000	1999	1998
Revenue	$63,141	$56,358	$32,508
Direct Costs, medical professional, license fees	42760	39,043	26226
Contribution	$20,381 =====	$17,315 =====	$ 6,282 =====

Our results of operations in any period are significantly affected by the number of laser vision procedures performed.

The following table illustrates the growth of laser vision correction procedures performed at our consolidated centers.

	2000	1999	1998
First quarter	12,504	7,591	3,887
Second quarter	13,888	8,365	4,891
Third quarter	16,341	8,769	5,327
Fourth quarter	16,411	8,541	5,686
Year	59,144 =====	33,266 =====	19,791 =====

Other

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

Operating Costs and Expenses

2000 Compared to 1999

The following table shows the dollar amount of increase (decrease) of operating expenses from 1999 to 2000 and the percent of revenues for each year (dollars in thousands):

Increase	% of Revenue
	(Decrease)	2000	1999
Medical professional and license fees	$(7,388)	24.5	40
Direct costs of services	11,105	42.9	28.1
General and administrative expenses	3358	14.8	10.5
Marketing and advertising	8,894	23	9.9
Depreciation and amortization	875	6.1	5.2

Medical professional and license fees decreased because of reduction in the procedure license fee from $260 to $110 in February 2000. In addition, physician contracts were renegotiated during the second quarter of 2000 to enable the company to be competitive at lower pricing levels for laser vision correction.

Direct costs of services include payroll, equipment lease and maintenance, facility rent and supply costs associated with providing our services. Approximately $6,240,000 of the increase in direct costs of services related to new Centers opened in the year. An increase of $910,000 in consumable supplies was the result of higher procedure volumes. The remaining increase in direct costs of services of $3,955,000 resulted from the fixed salary component of medical staff employed under the LasikPlus business model.

General and administrative expenses increased by approximately $600,000 because of the expansion of our national call center. Warrant amortization and the repurchase of warrants from Cole National Corporation increased warrant related expenses by $1,165,000 in 2000 over 1999. Operations management expenses increased by $670,000 to provide regional and national management resources for both existing Centers and new Centers opened during the year. A credit to administrative expenses of $492,000 to record the receipt of free lasers in 1999 did not reoccur in 2000. In addition, a credit of approximately $430,000 for a rebate of credit facility fees recorded in 1999 was not repeated in 2000.

Marketing and advertising costs increased primarily due to the direct-response marketing program associated with the operation of our centers under the LasikPlus business model.

The increase in depreciation and amortization expense is a result of year 2000 capital expenditures associated with new center openings, and the placement of Bausch & Lomb Surgical lasers in each of our markets.

Other non-operating income increased in 2000 over 1999 primarily as a result of the termination of a deferred compensation arrangement with a terminated physician.

Other

Equity in income from unconsolidated affiliates declined because we began accounting for our investment in The Baltimore Laser Sight Center, Ltd. using the consolidation method effective July 1999.

Interest expense decreased $111,000 due to our reduction of capital lease obligations.

Interest income increased $1,080,000 as a result of our being able to invest funds not required for current operating needs.

In 2000, income tax benefit results from an increase in the Company's net operating loss carryforward associated with the year 2000 operating loss. In 1999, income tax benefit results from the reversal of the valuation allowance required for deferred tax assets. Approximately $7,625,000 of the reversal of the allowance was recorded in our Statement of Operations as an income tax benefit. The remaining reversal, $7,442,000, was originally required because utilization of the net operating loss (NOL) carryforwards acquired when we bought RCII was not, at that time, "more likely than not." The remaining reversal was recorded as a reduction of unamortized goodwill in our Consolidated Balance Sheet.

1999 Compared to 1998

The following table shows the dollar amount of increase (decrease) of operating expenses from 1998 to 1999 and the percent of revenues for each year (dollars in thousands):

Increase	% of Revenue
	(Decrease)	1999	1998
Medical professional and license fees	$9,230	40.0	38.9
Direct costs of services	3587	28.1	35.6
General and administrative Expenses	(162)	10.5	17.6
Marketing and advertising	3,488	9.9	6.2
Depreciation and amortization	(557)	5.2	10.0

Medical professional and license fees rose due to the increase in procedures.

Direct costs of services include payroll, equipment lease and maintenance, facility rent, supply costs and all other costs associated with providing services in our Centers. Credit facility fees increased by approximately $976,000 in 1999 over 1998 due to increased use of third party patient financing. Physician and employee incentive pay increased by $854,000 in 1999 because of meeting and exceeding performance targets. Consumable medical supplies increased by approximately $631,000 over 1999 because of higher procedure volumes. Center staffing costs increased by approximately $600,000 primarily as a result of the start of the conversion to the LasikPlus business model which began in July 1999. Expenditures on equipment maintenance and other Center expenses resulted in an increase of approximately $300,000 in 1999 over 1998.

Overall, general and administrative expenses decreased by approximately $162,000. A credit to administrative expense of $492,000 to record the receipt of free lasers more than offset increased expenditures in information systems and our national call center.

Marketing and advertising costs increased primarily due to the saturation marketing program associated with the conversion of our centers to the LasikPlus business model.

Depreciation and amortization decreased due to write-down of goodwill required by our closing of certain acquired centers in 1998.

Liquidity and Capital Resources

Cash, cash-equivalent and short-term investments total $28,318,000 at December 31, 2000 as compared to $49,190,000 at December 31, 1999. Capital expenditures, net of proceeds from asset dispositions, of $15,484,000 and the $9,845,000 used under the common stock share repurchase program more than offset net cash provided by operating activities of $5,592,000.

For 2001, we expect cash provided by operating activities to be sufficient to fund 2001 capital expenditures.

Our short-term investments balance at December 31, 2000 was $8,626,000 all of which is invested in short-term, investment grade, interest-bearing obligations of U.S. government agencies.

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

Our line of credit with The Provident Bank is $10,000,000. At December 31, 2000, all of the line is available to us for borrowing. We also have a $10,000,000 line of credit for the purpose of funding acquisitions.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. As of December 31, 2000, a total of $1,013,000 has been loaned under this program

At December 31, 1999 and 2000 we had net operating loss carryforwards ("NOLs") for federal income tax purposes of $32,400,000 and $40,300,000, respectively, which expire in varying amounts from 2007 through 2021. These operating losses are available to offset future taxable income. Approximately $18,000,000 of the NOL's were acquired when we bought Refractive Centers International, Inc. in August 1997 and their use is limited to $2,500,000 per year under Section 382 of the Internal Revenue Code. The utilization of the NOLs will substantially reduce our cash obligation for payment of income taxes otherwise due over the next several years.

We have announced the following for the year 2001:

- to open approximately 10 - 15 new centers under the LasikPlus brand name

- to spend $15 - $18 million on marketing, advertising and promotions.

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

- Actual or anticipated fluctuation in our results of operations,

- Changes in or our failure to meet securities analysts' expectations,

- Technological innovations,

- Increased competition,

- Conditions and trends in the laser refractive surgery industry, and

- General market conditions of the U.S. economy.

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

Many of our expenses, particularly personnel costs and rents, are relatively fixed, and are incurred in part based on expectations of future revenue. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating income results in any quarter.

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

We currently use two laser suppliers, VISX, Inc. and Bausch & Lomb Surgical, for our excimer lasers in the U.S. If one or both companies became unwilling or unable to supply us with excimer lasers, to repair or replace parts or to provide services, our business could be materially and adversely affected.

We are primarily dependent on Chiron Vision, a subsidiary of Bausch & Lomb Surgical, to provide the microkeratome, blades and other disposable items we provide to ophthalmologists for the most popular type of laser vision correction. There are a limited number of manufacturers of microkeratomes and there can be no assurance that microkeratomes and microkeratome blades will be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to increase our volume of the LASIK procedure.

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

As laser vision correction becomes more commonplace, the number of ophthalmologists who can economically justify the purchase of their own excimer laser may increase. Laser vision correction is still a relatively new procedure for most ophthalmologists, and it generally takes time for ophthalmologists to build up their procedure volume. We estimate that an ophthalmologist or practice group needs to perform approximately between 70 and 100 procedures a month in one location in order to economically justify the purchase or lease of an excimer laser. The estimate is based upon a number of factors, including current prices for excimer lasers, current procedure fees charged by ophthalmologists and our current per procedure fee. This estimate does not take into consideration the value ophthalmologists may place on our marketing and advertising, administrative support, maintenance and other services we provide to ophthalmologists who use our centers.

We could be sued for patient injuries, and such claims could negatively affect our business.

A partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. The laser vision correction procedures performed in our centers involve a potential risk of physical injury to patients. Such risk could result in product liability, malpractice or other claims brought against us based upon injuries or alleged injuries associated with a defect in a product's performance or malpractice by an ophthalmologist or technician. Some injuries or defects may not become evident for a number of years. Therefore, the operation of any excimer laser, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Although we have "umbrella" product and professional liability insurance in the amount of $10.0 million per occurrence and $10.0 million in the aggregate, we primarily rely and intend to continue to rely on ophthalmologists' professional liability insurance policies and manufacturers' insurance policies for product liability coverage. We require the ophthalmologists who use our centers to maintain certain levels of professional liability insurance. We cannot assure you that these ophthalmologists will continue to be able to obtain sufficient insurance.

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

The Audit Committee of the Board of Directors, which consists of our outside Directors, meets periodically with management and PricewaterhouseCoopers LLP to review the activities of each in discharging their responsibilities. PricewaterhouseCoopers LLP has free access to the Audit Committee.

/s/ Thomas E. Wilson Thomas E. Wilson Chief Executive Officer	/s/ Alan H. Buckey Alan H. Buckey Chief Financial Officer and Executive Vice President

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' investment, and cash flows present fairly, in all material respects, the financial position of LCA-Vision Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

     Cincinnati, Ohio

     February 13, 2001

LCA-VISION INC.

CONSOLIDATED BALANCE SHEETS

At December 31,
2000	1999
(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$19,692	$11,891
Short-term investments	8,626	37299
Accounts receivable, net of allowance of $464 and $433 respectively	1,417	2,362
Receivable from vendor	2,280	--
Deferred tax asset	521	631
Prepaid expenses, inventory and other	2001	1984

Total current assets	34,537	54,167

Property and equipment	31,860	18,817
Accumulated depreciation and amortization	(10,340)	(9,091)
Property and equipment, net	21,520	9,726
Goodwill, net	753	902
Deferred tax asset	16,085	12,950
Obligations due from shareholder and affiliate, net	190	317
Investment in unconsolidated businesses	295	254
Other assets, net	2217	6,974

Total assets	$75,597 ======	$85,290 ======
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$7,587	$ 2,458
Accrued liabilities and other	2,709	1,821
Debt maturing in one year	178	676

Total current liabilities	10,474	4,955

Long-term debt	48	250
Commitments and contingencies	--	--
Minority equity interest	30	40

Shareholders' investment
Common stock ($0.001 par value; 52,112,404 and 47,393,508 shares and 51,513,989 and 51,503,080 shares issued and outstanding, respectively)	112	111
Contributed capital	90,858	88,348
Warrants	2,105	6,362
Notes receivable from shareholders	(1,013)	--
Common stock in treasury, at cost (4,718,896 shares and 10,909 shares)	(9,875)	(30)
Accumulated deficit	(17,137)	(14,771)
Foreign currency translation adjustment	(5)	25
	65,045	80,045

Total liabilities and shareholders' investment	$75,597 ======	$85,290 ======

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

2000	1999	1998
(Dollars in thousands, except per share amounts)
Revenues
Laser refractive surgery	$63,141	$56,358	$32,508
Other	309	1,026	2,692

	63,450	57,384	35,200

Operating costs and expenses
Medical professional and license fees	15,542	22,930	13,700
Direct costs of services	27,218	16,113	12,526
General and administrative expenses	9,394	6,036	6,198
Marketing and advertising	14,565	5,671	2,183
Depreciation and amortization	3,839	2,964	3,521
Restructuring/impairment provision	--	(150)	10500

Operating (loss) income	(7,108)	3,820	(13,428)

Equity in earnings from unconsolidated businesses	49	316	354
Interest expense	(58)	(169)	(786)
Interest income	2,713	1,633	441
Other income, net	604	6	358

(Loss) income before taxes on income	(3,800)	5,606	(13,061)

Income tax (benefit) expense	(1,434)	(5,287)	157

Net (loss) income	(2,366)	10,893	(13,218)

Preferred stock dividends	--	140	518

(Loss) income applicable to common stock	$(2,366) ======	$10,753 ======	$(13,736) =======
(Loss) income per common share
Basic	$(0.05)	$0.22	$(0.36)
Diluted	$(0.05)	$0.21	$(0.36)

Weighted average shares outstanding Basic	50951	47,991	37,669
Diluted	50951	50,914	37,669

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
2000	1999	1998
(Dollars in thousands)
Cash flows from operating activities
Net (loss) income	$(2,366)	$10,753	$(13,736)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Depreciation and amortization	3,839	2,964	3,521
Warrant amortization	855	--	--
Deferred income taxes	(1,454)	(6,994)	--
Obligations due from shareholder and affiliate, net	127	--	--
Restructuring/impairment provision	--	(150)	10500
Equity in earnings from unconsolidated businesses	(49)	(316)	-354
Compensation paid in common stock	--	375	--
Other, net	-17	104	--
Changes in working capital, net of effects from acquisition of businesses
Accounts receivable	945	77	424
Receivable from vendor	(2,280)	--	--
Prepaid expenses, inventory and other	(17)	(923)	476
Accounts payable	5,129	(106)	199
Accrued liabilities and other	880	(168)	69
Net cash provided by operating activities	5592	5,616	1,099

Cash flows from investing activities
Purchase of property and equipment	(15,597)	(1,527)	(1,946)
Proceeds from sale of property and equipment	113	200	1,211
Purchase of short-term investments	(52,756)	(35,199)	(2,100)
Maturities of short-term investments	81,429	--	--
Beginning cash of consolidated affiliate	--	1,032	--
Loans and advances to affiliated companies	(150)	--	570
Loans to shareholders	(1,013)	--	(2,100)
Other, net	(193)	--	(382)
Net cash provided by (used in) investing activities	11833	(35,494)	(4,747)

Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(704)	(2,585)	(482)
Shares repurchased for treasury stock	(9,845)	--	--
Proceeds from sale of common stock, net	--	37,300	--
Exercise of stock options and warrants	940	1,020	51
Preferred stock cash dividends paid	--	(462)	--
Proceeds from bank borrowings	--	--	2,100
Repayment of bank borrowings	--	--	(9,651)
Proceeds from sale of convertible preferred stock, net	--	--	9,463
Other, net	(15)	--	(17)
Net cash (used in) provided by financing activities	(9,624)	35,273	1,464

Increase (decrease) in cash and cash equivalents	7,801	5,395	(2,184)

Cash and cash equivalents at beginning of year	11,891	6,496	8,680

Cash and cash equivalents at end of year	$19,692 ======	$11,891 ======	$6,496 ======

See Notes to Consolidated Financial Statement

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

Years Ended December 31,
2000	1999	1998
Shares	Amount	Shares	Amount	Shares	Amount
(Dollars in thousands)
Preferred Stock
Class A
Balance at beginning of year	--	--	1,668	--	1,668	--
Shares converted to common stock	--	--	(962)	--	--	--
Shares received for payment of advance	--	--	(706)	--	--	--
Balance at end of year	--	--	--	--	1,668	--

Class B Interim Series
Balance at beginning of year	--	--	12.6	$2,522	12.6	$ 2,522
Shares converted to common stock	--	--	(12.6)	(2,522)	--	--
Balance at end of year	--	--	--	--	12.6	2,522

Class B1 Convertible
Balance at beginning of year	--	--	5,702	5,165	--	--
Shares issued	--	--	--	--	10,000	10,000
Transaction fees	--	--	--	--	--	(537)
Shares converted to common stock	--	--	(5,702)	(5,165)	(4,298)	(4,298)
Balance at end of year	--	--	--	--	5,702	5,165
Total preferred stock	--	--	--	--	7383	7,687

Common Stock
Balance at beginning of year	51,513,989	111	40,973,741	103	36,664,816	96
Shares issued:
Acquisition agreement		--		--	200,000	--
Conversion of Preferred Stock:		--		--		--
Class A		--	14,925	--		--
Class B Interim		--	720,477	--		--
Class B1 Convertible and dividends		--	3,994,642	4	4,088,856	4
Exercise of warrants		--	14,064	--		--
Waiver of Preferred Stock		--		--		--
Class B2 Convertible		--		--		--
Purchase option		--	190,472	1		--
Sale of stock		--	5,000,000	5		--
Employee plans	598,415	1	603,818	1	20,000	--
Other	--	--	1,850	(3)	69	3
Balance at end of year	52,112,404	112	51,513,989	111	40,973,741	103

Warrants
Balance at beginning of year	925,000	6,362	--	--		--
Issued			925,000	6,362		--
Repurchased	(400,000)	(248)	--	--		--
Revalued	--	(4,009)	--	--		--
Balance at end of year	525,000	2,105	925,000	6,362		--

Notes Receivable from Shareholders
Balance at beginning of year		--		--		--
Increase in notes outstanding		(1,013)		--		--
Balance at end of year		(1,013)		--		--

See Note to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (continued)

Years Ended December 31,
2000	1999	1998
Shares	Amount	Shares	Amount	Shares	Amount
(Dollars in Thousands)
Treasury Stock
Balance at beginning of year	(10,909)	(30)	(10,909)	(30)	(10,909)	(30)
Shares repurchased	(4,707,987)	(9,845)	--	--	--	--
Balance at end of year	(4,718,896)	(9,875)	(10,909)	(30)	(10,909)	(30)

Contributed Capital
Balance at beginning of year		88,348		41,701		36,776
Shares issued:
Acquisition agreement		--		(81)		580
Conversion of Preferred Stock:		--		--		--
Class B Interim		--		2,487		--
Class B1 Convertible		--		5,426		4,411
Exercise of warrants		--		28		--
Waiver of Preferred Stock		--		--		--
Class B2 Convertible		--		--		--
purchase option		--		375		--
Sale of stock		--		37,295		--
Employee plans		939		991		51
Tax benefit from stock option exercise		1,571		891		--
Dividends on Conversion of Class B1 Convertible Preferred Stock		--		(262)		(117)
Preferred stock dividends paid		--		(462)		--
Other		--		(41)		--
Balance at end of year		90,858		88,348		41,701

Accumulated deficit
Balance at beginning of year		(14,771)		(25,664)		(12,446)
Net (loss) income		(2,366)		10,893		(13,218)
Balance at end of year		(17,137)		(14,771)		(25,664)

Foreign Currency Translation Adjustment
Balance at beginning of year		25		(14)		(21)
Translation adjustments	(30)	39	7
Balance at end of year	(5)	25	(14)

Accrued Preferred Stock Dividend
Balance at beginning of year	--	(584)	(183)
Dividends accrued
Class B Interim	--	(100)	(177)
Class B1 Convertible	--	(42)	(341)
Dividends paid Class B Interim	--	462	--
Conversion of Class B1 Convertible Preferred Stock	--	264	117
Balance at end of year	--	--	(584)
Total Shareholders' Investment	$65,045 ======	$80,045 ======	$23,199 ======

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies. The laser vision correction surgeries performed in our centers are primarily laser in situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). The excimer lasers, which we have in each of our U.S. centers, can treat nearsightedness, farsightedness and astigmatism. We previously managed multi-specialty laser surgery programs at medical facilities on a contract basis.

Revenue by source is comprised of:

- Laser refractive surgery - fees for surgeries performed at our consolidated centers.

- Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Certain operating costs and expenses:

- Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the license fee of $110 per procedure in the U.S. paid to the laser manufacturer.

- Direct costs of services - center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our Centers.

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

We own 43% of Silmalaseri Oy and 50% of Cole/LCA-Vision LLC and Eyemed/LCA-Vision LLC, and report each of these investments under the equity method.

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

In the past, the general and administrative expenses for operating Centers were reported on the general and administrative line in the income statement. Examples of these costs include telephone expense, insurance and credit card processing fees. For all periods presented in the financial statements, all expenses incurred directly in the Centers are now reported on the direct costs of services line. For the full years of 1998, 1999 and 2000, this change resulted in an additional $1.8 million, $4.5 million and $5.7 million respectively of expense being reported under the direct costs of services with a corresponding decrease to general and administrative expenses.

Cash and Cash Equivalents

For the purpose of reporting our cash flows, we consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Short-term Investments

Our short-term investments consist primarily of time deposits and obligations of U.S. government agencies with an original maturity of 90 days or more when purchased. Short-term investments are stated at cost, which approximates market value. Our short-term investments at December 31, 2000 were (dollars in thousands):

Federal Home Mortgage Corporation notes
Due January 17, 2001	$4,313
Due February 8, 2001	$4,313
$8,626 =====

Property and Equipment, Goodwill, and Depreciation and Amortization

Property and Equipment

We show our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheet and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred.

Goodwill

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired. We amortize goodwill using the straight-line method over the estimated useful use.

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

Depreciation Expense

The amount of depreciation expense recorded in the consolidated statements of operations is as follows (dollars in thousands):

Year	Depreciation
1998	2,974
1999	2,463
2000	3,689

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

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate their fair values due to their short term maturities.

Revenue Recognition

We recognize revenues as services are performed. For procedures performed in states where the physicians are employed by professional corporations, we do not record the physician component of the procedure fee as revenue or expense.

Stock-Based Compensation

We account for stock-based employee compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, we adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation," and related interpretations.

Marketing and Advertising Expenditures

Marketing and advertising expenditures are expensed as incurred, except for the costs associated with direct mail. Direct mail costs are expensed upon mailing.

New Accounting Pronouncements

Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the LCA-Vision Inc.'s Consolidated Balance Sheet. In accordance with issuance of SFAS No. 137, LCA-Vision Inc. will be required to adopt the provisions of SFAS 133 at the beginning of fiscal year 2001. LCA-Vision Inc. believes that this pronouncement will not have a significant impact on its financial position or results of operations or have a material effect on its financial reporting.

Per Share Data

Basic per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding. Diluted per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The table shows how we calculated diluted earnings per share and diluted shares outstanding for the year ended December 31, 2000, 1999 and 1998 (amounts in thousands, except per share amounts).

	2000	1999	1998

Basic EPS
Net (loss) income applicable to common stock	$(2,366)	$10,753	($13,736)

Weighted average shares outstanding	50,951	47,991	37,669

Basic (loss) income per share	$(0.05)	$0.22	($0.36)

Diluted EPS
Net (loss) income applicable to common stock	$(2,366)	$10,753	($13,736)

Dividends to preferred shareholders	--	140	518

Net (loss) income	$(2,366)	$10,893	($13,218)

Effect of Dilutive Securities
Convertible preferred stock	--	812	--
Stock options	--	2,051	--
Warrants	--	60	--

Weighted average common shares and potential dilutive shares	50,951	50,914	37,669

Diluted (loss) income per share	$(0.05)	$0.21	($0.36)

The weighted average shares for the years ended December 31, 2000 and 1998 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.

2. Shareholders' Investment

Common Stock

We are authorized to issue up to 110 million shares of common stock.

On June 30, 1999 we sold 5,000,000 shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $37,300,000 after deducting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

Preferred Stock

At December 31, 2000, there are no shares of preferred stock issued and outstanding.

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

Warrants to purchase 110,936 shares at $2 per share are currently exercisable. Warrants for 14,064 shares were exercised. Warrants to purchase 800,000 shares at $12 per share were issued during the third quarter of 1999 of which 400,000 are currently exercisable; the remaining warrants were repurchased in the third quarter of 2000 for $310,000.

The vested warrants result in prepaid expense for book purposes, using the Black-Scholes method, of $2,105,000. This amount will be amortized to income over a three year period which coincides with the term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit.

Amortization of $855,000 is recorded in our 2000 Consolidated Statement of Operations.

3. Restructuring/Impairment Provision

During the second quarter of 1998 we implemented a plan to close seven centers that were not contributing to our profitability. The centers closed were primarily centers which had been operated by RCII. Costs associated with the closings include $7,287,000 related to the write-off of goodwill and leasehold improvements, $677,000 for the accrual of costs for terminating leases and employees, and $2,536,000 for the write-down of idled lasers to their net realizable values.

In 1999 we credited to income $150,000 of this accrual because actual expenses were lower than anticipated when the accrual was established. Costs totaling $848,000 were charged against these accruals in 1998.

4. Credit Arrangements

On June 29, 1998 we entered into an $8,000,000 credit facility with The Provident Bank ("Provident"). At the same time we repaid our borrowing from, and terminated our relationship with, another lender. In May 1999 the credit facility was increased to $10,000,000. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions.

The Provident facility, as amended, matures on June 30, 2001. The facility can be used to support up to $2,000,000 of letters of credit issued by Provident and to support up to $2,500,000 of capital costs financed by leases entered into with an affiliate of Provident. Borrowings under the working capital portion of the facility bear interest at 1/2% above Provident's prime rate or LIBOR plus 2 1/2%. We have the option to convert up to $3,500,000 of working capital borrowings to a term loan. Substantially all of our assets at December 31, 2000 are pledged as collateral.

The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee of .25% based on the unused portion. At December 31, 2000 we had $10,000,000 available to us under the credit facility.

The credit facility requires us to maintain tangible net worth of at least $50,000,000.

5. Obligations Due from Shareholder and Affiliate, Net

The following table displays the details of obligations due to us in 2000 and 1999 as reported in our Consolidated Balance Sheets (dollars in thousands):

December 31,
	2000	1999
Note receivable shareholder	$77	$77
Receivable from shareholder's affiliated company	614	631
Obligation due:	691	708
Less allowance	(501)	(391)
Net Obligation due:	$190 =====	$317 =====

Our principal shareholder is the majority stockholder of an inactive ambulatory surgical center. We have no investment in this surgery center; however, we did lease a portion of our headquarters building and provided other administrative services. During 1998 we purchased the leasehold improvements that had been paid by the surgery center for $872,000, their book value at the time of purchase. During 1998 we also advanced $576,000 to the surgery center. Generally accepted accounting principles required us to record a portion of the surgery center's losses using the equity method of accounting. We recorded losses of $265,000 in 1998. The surgery center ceased operations at the end of 1998. Therefore, no equity earnings or costs were recorded for 1999 or 2000. During 1999 we acquired computer equipment and software from the surgery center at their book value of $103,000.

6. Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses was $295,000 and $254,000 at December 31, 2000 and December 31, 1999 respectively. At December 31, 2000, we had investments in Silmalaser Oy in Helsinki, and Cole/LCA-Vision LLC and Eyemed/LCA-Vision LLC.

Combined summary financial information for these investments follows (dollars in thousands):

December 31,
	2000	1999
Financial Position:
Current assets	$640	$281
Total assets	741	404
Total liabilities	377	122
Members' equity	350	282

Operating Results:
Revenue	$1,075	$1,076
Net income	78	318

In July 1999, two other investees in The Baltimore Laser Sight Center, Ltd. ("Baltimore") owning approximately 53% resigned as members and their membership interests were redeemed by Baltimore. This redemption increased our ownership to approximately 97% which requires our combining Baltimore's accounts with our accounts beginning in the third quarter 1999. Our results of operations for the year ended December 31, 1999 include revenue of $4,810, 000 and net income of $901,000 earned by Baltimore for the six months ended December 31, 1999. Included in equity in earnings of unconsolidated affiliates is $234,000 which represents our percentage share of the earnings for the six months ended June 30, 1999. For all of 2000, the results for Baltimore are consolidated.

7. Income Taxes

The components of income tax expense (benefit) for the three years ended December 31, 2000 are presented in the following table (dollars in thousands):

	2000	1999	1998
Current:
Federal	$(1,441)	$1,603
State and local	(568)	183
Foreign	18	80	$157
Total	(1,991)	1,866	157

Deferred:
Federal	443	411	(2,234)
State and local	114	61	(329)
Total	557	472	(2,563)

Income tax (benefit) expense	(1,434)	2,338	(2,406)
Valuation allowance	--	(7,625)	2,563

Net income tax (benefit) expense	$(1,434) ======	$(5,287) ======	$157 ======

We did not record a provision for U.S. federal and state income taxes in 1998 because of our net losses and net loss carryforwards. We are required to pay franchise taxes in most of the states in which we have operations due to our net operating loss carryforwards. We have included the franchise taxes paid in general and administrative expenses in our Consolidated Statements of Operations.

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

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

December 31,
	2000	1999
Net operating loss carryforward	$15,898	$12,368
Accounts receivable	376	234
Property and equipment	(304)	666
Equity investments	167	156
Warrant compensation	294	--
Other	175	157
	$16,606	$13,581
Valuation allowance	--	--

Net deferred tax assets	$16,606 ======	$13,581 ======

For the year ended December 31, 1999 we reassessed the realizability of our deferred tax assets. As a result of our recent improving levels of and trend in profitability we concluded that realization of these deferred tax assets was more likely than not and that the valuation allowance is not required.

Approximately $7,625,000 of the reversal of the valuation allowance was recorded in our Statement of Operations as an income tax benefit in 1999. The remaining reversal, $7,442,000, was originally required because utilization of the NOL carryforwards acquired when we bought RCII was not, at that time, more likely than not. This reversal was recorded as a reduction of unamortized goodwill in 1999.

The following table shows the principal reasons for the difference between the statutory federal income tax rate of 34% and the tax benefit shown in our Consolidated Statement of Operations (dollars in thousands):

	2000	1999	1998
Tax at statutory federal rate	$(1,134)	$1,949
State income taxes, net of federal benefit	(294)	318
Foreign income tax	18	80	$157
Change in valuation allowance	--	(7,625)
Other	(24)	(9)

Income tax provision (benefit)	$(1,434) ======	$(5,287) ======	$157 ======

During 1999 and 2000 certain employees exercised incentive stock options and sold the shares within the holding period required by Section 422 of the Internal Revenue Code. These sales result in a compensation deduction of $2,300,000 and $1,700,000 for 1999 and 2000 respectively for federal income tax purposes only. The tax benefit of approximately $891,000 and $665,000 for 1999 and 2000 respectively has been recorded in our Consolidated Balance Sheets as a reduction of income taxes payable and an addition to Contributed Capital.

At December 31, 1999 and 2000 we have federal net operating loss carryforwards for income tax purposes of $32,400,000 and $40,300,000 respectively. These expire in varying amounts from 2007 until 2021. Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought Refractive Centers International, Inc. Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code. Federal and state net operating loss carryforwards utilized in 1999 approximated $3,300,000.

8. Leasing Arrangements

We lease office space for our centers and equipment for use in our operations under both capital and operating leases. Capital leases were primarily used for financing the lasers in our first five centers. Currently we use a combination of operating leases and outright purchases for laser acquisition.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

December 31, 2000
	Capital Leases	Operating Leases
Year
2001	$188	$5,801
2002	46	3,579
2003	5	2,176
2004	--	1,689
2005	--	940
Beyond 2005	--	729
Total minimum rental commitment	$239	$14,914
Less interest	13
Present values of minimum lease payments	226
Less current installments	178
Long-term obligation at December 31, 2000	$48 ===

Total rent expense under operating leases amounted to $6,662,000 in 2000, $4,299,000 in 1999, and $3,900,000 in 1998. As of December 31, 2000, the total minimum sublease rentals to be received in the future under noncancellable operating leases was approximately $84,000.

9. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we make discretionary contributions to the participants' accounts. We made contributions of $20,000 in 2000; $20,000 in 1999 and $26,000 in 1998.

Stock Option Plans

We have two stock incentive plans, the 1995 Long Term Stock Incentive Plan ("1995 Plan") and the 1998 Long Term Stock Incentive Plan ("1998 Plan"). A maximum of 2.5 million shares are reserved for the 1995 Plan and 5 million shares for the 1998 Plan. The Compensation Committee of the Board of Directors administers the 1995 and 1998 Plans. In 1998 the Compensation Committee decided to reprice the exercise price of 973,750 stock options previously granted to $1.1875 per share, the market price at the date of repricing.

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

Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted have generally been exercisable over 3 to 5 years and the maximum term is 10 years from the date of grant.

The table summarizes the status of our 1995 and 1998 Plans:

	Stock Options	Weighted-Average Exercise Price
Outstanding
December 31, 1997	1,831,562	$4.03
Granted	843,600	1.02
Exercised	(20,000)	2.56
Cancelled/forfeited	(650,337)	2.84

Outstanding
December 31, 1998	2,004,825	1.82
Granted	2,730,500	3.01
Exercised	(603,818)	1.64
Cancelled/forfeited	(735,050)	2.76

Outstanding
December 31, 1999	3,396,457	2.44
Granted	2,350,250	3.28
Exercised	(596,415)	1.58
Cancelled/forfeited	(1,260,717)	1.03

Outstanding
December 31, 2000	3,889,575 ========	3.48

Options exercisable,
December 31,
1998	524,625	2.31
1999	612,106	1.99
2000	953,460	3.09

The following table summarizes information about the stock options granted under the 1995 and 1998 Plans that are outstanding at December 31, 2000:

Stock Options Outstanding	Stock Options Exercisable
Range of exercise prices	Shares	Weighted-average remaining contractual life	Weighted-average exercise price	Shares	Weighted-average exercise price
$0.875-$1.50	1,055,576	7.1	$1.30	535,376	$1.36
2.281-4.938	2,323,499	9.1	3.66	249,918	3.69
5.000-11.125	510,500	8.8	7.19	168,166	7.73
Total	3,889,575 ========	8.5	3.48	953,460 ======	3.09

At December 31, 2000 a total of 2,390,192 shares are available for granting stock options under the 1995 and 1998 Plans.

The following table is a summary of the status of our discontinued Directors Nondiscretionary Stock Option Plan:

	Stock Options	Weighted-average Exercise Price
Outstanding,
December 31, 1997	226,250	$4.83
Granted	78,750	3.25
Outstanding,
December 31, 1998, 1999 and 2000	305,000 ======	$4.42

As of December 31, 2000, a total of 182,250 options with a weighted-average exercise price of $4.16 are exercisable under this discontinued plan.

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

Years ended December 31,
		2000	1999	1998
Net (loss) income	As reported	$(2,366)	$10,753	$(13,736)
	Pro forma	(7,200)	7,813	(15,453)

Diluted (loss) income	As reported	$(0.05)	$0.21	$(0.36)
	Pro forma	(0.14)	0.15	(0.41)

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2000	1999	1998
Dividend yield	0%	0%	0%
Expected volatility	97%	101%	92%
Risk free interest rate	5.26-6.69%	4.65-6.37%	4.9%
Expected lives (in years)	3 to 5	3 to 5	5

The weighted-average fair value of options granted was $2.62 per option during 2000, $1.72 per option during 1999, and $.75 per option during 1998.

10. Commitments and Contingencies

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

The Court recently ruled that the court lacks subject matter jurisdiction over the controversy. The decision has been appealed in an effort to keep the action in federal court. If the appeal is unsuccessful, the claims may be pursued in New York State Supreme Court.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

11. Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information
For the Year Ended December 31,
	2000	1999
Property and Equipment
Land	$375	$375
Building and improvements	5,623	5,326
Leasehold improvements	5,102	1,962
Furniture and fixtures	2,516	1,579
Equipment	17,006	7,562
Equipment under capital leases	959	978
Other	-	185
	31,581	17,967
Accumulated Depreciation	(10,340)	(9,091)
Construction in progress	279	850
	$21,520 ======	$9,726 ======

Cash Flow Information
For the Year Ended December 31,
	2000	1999	1998
Cash paid during the year for
Interest	$46	$737	$854
Income taxes	2	35	157

Non cash investing and financing activities
Common stock issued for acquisitions	--	--	580
Issuance of Warrants	--	6,363	--
Preferred shares received for payment of advance	--	706	--

Segment Information
We operate in one segment-laser refractive surgery.
Canadian operations
Revenues	$1,766	$1,640	$2,016
Operating (loss) profit	(219)	57	471

12. Quarterly Financial Data (unaudited) (1)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

2000 Quarters	1999 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$18,171	$15,109	$15,658	$14,511	$13,867	$14,730	$14,973	$13,814
Operating (loss) income	(570)	(2,317)	(971)	(3,250)	1,614	1,985	975	(754)
Income (loss) available to common shareholders	62	(668)	(201)	(1,559)	1,630	2,347	1,411	5,365
Earnings (loss) per share
Basic	0.00	(0.01)	0.00	(0.03)	0.04	0.05	0.03	0.10
Diluted	0.00	(0.01)	0.00	(0.03)	0.04	0.05	0.02	0.10

(1) The quarterly amounts are not additive due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 7, 2001.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 7, 2001. The information specified on item 402(k) and (1) of regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 7, 2001 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 7, 2001.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 7, 2001.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Operations for each of the three years ended December 31, 2000

Consolidated Statement of Cash Flows for each of the three years ended December 31, 2000

Consolidated Statement of Shareholders' Investment for each of the three years ended December 31, 2000

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

Stockholders Meeting

F. Incorporated by reference to Form 10-QSB filed November 12, 1998

G. Incorporated by reference to Form 10-QSB filed May 15, 1998

H. Incorporated by reference to Form 8-K filed December 4, 1996

(b) Reports on Form 8-K

1) Form 8-K dated October 11, 2000 containing a press release announcing the opening of a facility in Columbia, Maryland, the Company's seventh in the Greater Baltimore-Washington, D.C. metropolitan area.

2) Form 8-K dated October 25, 2000 containing a press release announcing that its common stock will begin trading on the European Association of Securities Dealers Automated Quotations (EASDAQ).

3) Form 8-K dated November 2, 2000 containing a press release reporting financial results for the three and nine months ended September 30, 2000.

4) Form 8-K dated November 30, 2000 containing a press release announcing that effective January 1, 2001, Thomas E. Wilson, current president and chief operating officer, will succeed Stephen N. Joffe as chief executive officer of the company.

5) Form 8-K dated December 7, 2000 containing a press release announcing that its board of directors has authorized the repurchase of an additional 5 million shares of common stock in the open market.

6) Form 8-K dated January 3, 2001 containing a press release announcing the acceleration of the Company's recent gains in market share by reporting record fourth quarter procedures of 16,411, up 92% from 8,541 procedures for the same period a year ago.

7) Form 8-K dated February 2, 2001 containing a press release announcing that it will present at the UBS Warburg Global Healthcare Conference on Wednesday, February 7, 2001 at 11:00 a.m.

8) Form 8-K dated February 7, 2001 containing a press release that it presented at the UBS Warburg Global Healthcare Conference and gave guidance on the Company's first quarter ending March 31, 2001 and the full year 2001

9) Form 8-K dated February 15, 2001 containing a press release announcing the company's results for the three and twelve months ended December 31, 2000.

10) Form 8-K dated March 7, 2001 containing a press release announcing extended hours at its LasikPlus centers and expanded coverage of the Company's national call center to ensure that patients impacted by a competitor shutdown can still receive high quality, value-priced eyecare in a timely manner.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-K dated March 19, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date:	March 19, 2001	By: /s/ Thomas E. Wilson Thomas E. Wilson, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan H. Buckey, his or her true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report on Form 10-K, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:		Date:
/s/ Thomas E. Wilson Thomas E. Wilson	Chief Executive Officer	March 19, 2001

Principal Financial and Accounting Officer:
Chief Financial Officer
/s/ Alan H. Buckey Alan H. Buckey	Executive Vice President	March 19, 2001

Directors:		Date:
/s/ Stephen N. Joffe Stephen N. Joffe	Director	March 19, 2001

/s/ William O. Coleman William O. Coleman	Director	March 19, 2001

/s/ John H. Gutfreund John H. Gutfreund	Director	March 19, 2001

/s/ John C. Hassan John C. Hassan	Director	March 19, 2001

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT

LCA-Vision (Ohio), Inc. Refractive Centers International, Inc. The Baltimore Laser Sight Center, Ltd. LCA-Vision (Canada) Inc. The Toronto Laservision Centre (1992) Inc. 938051 Ontario, Inc.	Ohio Delaware Ohio Ontario, Canada Ontario, Canada Ontario, Canada

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of LCA-Vision Inc. on Forms S-8 (File No.'s 333-07621 and 333-74485) and on Forms S-3 (File No's. 333-41101 and 333-39179) of our report dated February 13, 2001 relating to the consolidated financial statements, which appear in the Annual Report to Shareholders, which is incorporated in the Annual Report on Form 10-K.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 16, 2001