Form 10-Q
period 2001-03-31
LCA VISION INC
filed 2001-05-04
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001.

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

Yes	X	No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,650,108 shares as of April 30, 2001.

LCA-Vision Inc.

INDEX

Facing Sheet			1
Index			2
Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3
		Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	4
		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5
		Notes to Condensed Consolidated Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Part II.	Other Information		10
	Item 1.	Legal Proceedings
	Item 2.	Changes in Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K
Signatures			11

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)
Assets	March 31,	December 31,
	2001 (1)	2000
Current Assets
Cash and cash equivalents	$24,173	$19,692
Short-term investments	4,378	8,626
Accounts receivable, net	497	1,417
Receivable from vendor	712	2,280
Deferred tax asset	521	521
Prepaid expenses, inventory and other	2,166	2,001

Total current assets	32,447	34,537

Property and Equipment	32,587	31,860
Accumulated depreciation and amortization	(11,643)	(10,340)
Property and equipment, net	20,944	21,520
Goodwill, net	718	753
Deferred tax asset	15,289	16,085
Obligations due from shareholders	190	190
Investment in unconsolidated businesses	373	295
Other assets	2,196	2,217

Total assets	$72,157 ======	$75,597 ======
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$3,609	$7,587
Accrued liabilities and other	3,504	2,709
Debt maturing in one year	110	178

Total current liabilities	7,223	10,474

Long-term debt	19	48
Commitments and contingencies	--	--
Minority equity interest	34	30

Shareholders' investment
Preferred stock
Common stock ($0.01 par value; 52,156,004 and 52,046,528 shares and 46,927,308 and 52,035,619 shares issued and outstanding, respectively)	112	112
Contributed capital	90,911	90,858
Warrants	2,105	2,105
Notes receivable from shareholders	(1,434)	(1,013)
Common stock in treasury, at cost (5,228,696 shares and 4,718,896 shares)	(10,941)	(9,875)
Accumulated deficit	(15,838)	(17,137)
Foreign currency translation adjustment	(34)	(5)

Total shareholders' investment	64,881	65,045

Total liabilities and shareholders' investment	$72,157 ======	$75,597 ======
(1) Unaudited
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.
3
LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three month ended
	March 31,
	2001 (1)	2000 (1)
Revenues
Laser refractive surgery	$22,445	$18,151
Other	45	20

Total revenues	22,490	18,171

Operating costs and expenses
Medical professional and license fees	4,497	5,853
Direct costs of services	9,301	5,653
General and administrative expenses	2,175	2,332
Marketing and advertising	3,411	4,127
Depreciation	1,386	776

Operating income (loss)	1,720	(570)

Equity in earnings from unconsolidated businesses	77	7
Minority equity interest	(4)	6
Interest (expense)	(4)	(21)
Interest income	301	676
Other income	5	11

Income before taxes on income	2,095	109

Income tax expense	796	47

Net income	$1,299 ======	$62 ======
Income per common share
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Weighted average shares outstanding
Basic	47,045	51,876
Diluted	47,607	54,670

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)
	Three Months Ended
	March 31,
	2001 (1)	2000 (1)
Cash flow from operating activities:
Net income	$1,299	$62
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,386	776
Warrant amortization	175	246
Deferred income taxes	796	--
Equity in earnings of unconsolidated affiliates	(77)	(7)
Changes in working capital:
Accounts receivable	920	1,271
Receivable from vendor	1,568	--
Prepaid expenses, inventory and other	(165)	337
Accounts payable	(3,978)	340
Accrued liabilities and other	795	281

Net cash provided by operations	2,719	3,306

Cash flow from investing activities:
Purchase of property and equipment	(727)	(1,892)
Purchase of short-term investments	(4,378)	(37,246)
Maturity of short-term investments	8,626	35,199
Loans to shareholders	(421)	--
Other, net	(228)	258

Net cash used in investing activities	(2,876)	(3,681)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(97)	(176)
Shares repurchased for treasury stock	(1,066)	--
Exercise of stock options	53	863
Distribution of minority equity investees	--	(22)

Net cash provided (used) by financing activities	(1,110)	665

Increase in cash and cash equivalents	4,481	290

Cash and cash equivalents at beginning of period	19,692	11,891

Cash and cash equivalents at end of period	$24,173 ======	$12,181 ======

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three Months Ended March 31, 2001 and 2000

1. Summary of Significant Accounting Policies

The March 31, 2001 and 2000 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods. The December 31, 2000 Condensed Consolidated Balance Sheet has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

Business

We are a leading developer and operator of value-priced laser vision correction centers. Our laser vision correction centers provide the facilities, equipment and support services for performing laser vision correction procedures using state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes two primary excimer lasers: The Bausch & Lomb Technolas 217 and the VISX Star S2 laser. Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. centers.

Operating costs and expenses consist of:

- Medical professional and license fees, including per procedure fees for the ophthalmologist performing laser vision correction and the license fee of $110 per procedure paid to VISX and Bausch & Lomb,

- Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our centers,

- General and administrative associated with corporate overhead costs,

- Marketing and advertising costs, and

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

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2001	2000
Basic earnings per share
Net income	$1,299	$62
Weighted average shares outstanding	47,045	51,876
Basic earnings (loss) per share	$0.03	$0.00

Diluted earnings per share
Net income	$1,299	$62
Weighted average shares outstanding	47,045	51,876
Effect of dilutive securities
Stock options	539	2,730
Warrants	23	64
Weighted average common shares and potential dilutive shares	47,607	54,670
Diluted earnings per share	$0.03	$0.00

2. Shareholders' Investment

Common Stock

During the three months ended March 31, 2001, 49,100 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.18 per share.

Warrants

Warrants to purchase 800,000 shares were issued during the third quarter of 1999, of which 400,000 were exercisable. In the third quarter of 2000, the Company expensed $310,000 for the repurchase of 400,000 unvested warrants from Cole National Corporation.

Generally accepted accounting principles requires us to assign a value to the warrants for the services to be rendered. We used the Black-Scholes method to determine the amount, or expected amount, of compensation for each block of warrants as it becomes exercisable. The amount calculated is recorded as part of other assets and amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization expense of $175,000 was recorded for the first quarter of 2001.

3. Segment Information

We operate in one segment - laser refractive surgery.

4. Commitments and Contingencies

In the opinion of management there are no actions which will have a material adverse effect on our financial position or results of operations.

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

"MD&A" is an analysis of our operating results for the three months ended March 31, 2001 and 2000 and our financial condition as of March 31, 2001. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professional fee component. The contribution from laser refractive surgery procedures for each of the three months ended March 31, 2001 and 2000 were (dollars in thousands):

	Three Months Ended
	March 31,
	2001	2000
Revenue	$22,445	$18,151
Less:
Medical professional and license fees	4,497	5,853

Contribution	$17,948	$12,298

The following table illustrates the growth of laser vision correction procedures performed at our centers.

	2001	2000
Q1	25,061	12,504
Q2		13,888
Q3		16,341
Q4		16,411
Year		59,144

Medical professional and license fees

License fees decreased by $593,000 in the first quarter of 2001 from the first quarter of 2000. The reduction of the laser per procedure license fee from $260 to $110 that occurred in February 2000 more than offset the increase in license fees associated with the growth in procedure volume from 12,504 in the first quarter of 2000 to 25,061 in the first quarter of 2001. Medical fees decreased by approximately $763,000 in the first quarter of 2001 from the first quarter of 2000, despite a 100 percent increase in procedure volume. Physician contracts were renegotiated during the second quarter of 2000 to enable the company to be competitive at the lower pricing levels.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the first quarter of 2001 by $3,648,000 over the first quarter of 2000 as a result of the growth in the number of centers in operation, higher procedure volumes, and an increase in the average direct costs of services per center per month.

Medical supplies increased by $481,000 in the first quarter of 2001 as a result of higher procedure volumes. Exclusive of medical supplies, the average cost to operate a center increased to approximately $80,500 per month in the first quarter of 2001 from $74,100 per month in the first quarter of 2000. This cost increase is attributable to increased staffing levels associated with the growth in number of procedures per center per month, and because of annual performance-based increases in staff salaries.

General and administrative

General and administrative expenses decreased by $157,000 in the first quarter of 2001 from the first quarter of 2000. The amortization of warrants decreased general and administrative expenses by $71,000 in the first quarter of 2001 from the first quarter of 2000, because 400,000 unvested warrants were repurchased from Cole National Corporation in the third quarter of 2000. Travel expenses were reduced by $32,000 in the first quarter of 2001 from the first quarter of 2000. The remaining decrease in general and administrative expenses came from lower spending on outside professional services.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $716,000 in the first quarter of 2001 from the first quarter in 2000. Compared to the fourth quarter of 2000, marketing and advertising expenditures decreased by $78,000 while growing procedure volume by over fifty percent sequentially from the fourth quarter of 2000. The average cost of marketing and advertising decreased to $136 per procedure in the first quarter of 2001 from $330 per procedure in the first quarter of 2000 and $213 per procedure in the fourth quarter of 2000.

Depreciation

Depreciation and amortization expense increased by $610,000 in the first quarter of 2001 from the first quarter of 2000 because of the depreciation of capitalized costs of new center openings, and the addition of Bausch & Lomb lasers to all markets.

Non-operating income and expenses

Interest expense decreased due to the reduction in debt. Interest income decreased due to lower interest rates and lower average cash and investments on hand.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2001 was $2,719,000. Proceeds from stock options exercised in the first three months were $53,000. The sum of these two sources of cash were more than sufficient to finance our capital expenditures, debt repayments and stock repurchases in the first three months of the year.

On June 6, 2000 the Board of Directors authorized the repurchase of up to five million shares of the company's common stock. In January 2001, the company completed the repurchase at an average price of $2.08 per share. In December 2000, the Board of Directors authorized the repurchase of an additional five million shares of the company's common stock. Through April 30, 2001, the company has repurchased 504,687 shares of common stock at an average price of $2.60 per share. In total for the first quarter of 2001, the company repurchased 509,800 shares of common stock at an average price of $2.09 per share.

As of March 31, 2001 we have cash and cash equivalents of $24,173,000. In addition, we have short-term investments of $4,378,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $1,434,000 has been loaned under this program.

As of March 31, 2001 we maintained a $10,000,000 revolving credit facility with The Provident Bank. In addition to the $10,000,000 of unused credit under this facility, the Company has a $10,000,000 credit commitment for funding acquisitions. Both of these credit arrangements expire June 30, 2001. It is our intent to renew this credit facility for another 12 months on comparable terms.

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

Part II.	Other Information

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds.
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information.
None

Part II.	Other Information (continued)

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits
None

	(b)	Reports on Form 8-K

	1)	Form 8-K dated March 26, 2001, announcing change in registrant's certifying accountant.
	2)	Form 8-K dated March 30, 2001 containing a press release announcing LCA Vision centers are offering free post-operative eye exams to patients who have already undergone LASIK procedure, yet are unable to receive post-operative care due to the recently announced closings of a competitor's centers.
	3)	Form 8-K dated April 3, 2001 containing a press release reporting that a record number of procedures were performed at its value-priced LasikPlus centers during the first quarter of 2001, at average prices higher than during the previous quarter.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date: 5/3/01	/s/ Stephen N. Joffe Stephen N. Joffe Chairman

Date: 5/3/01	/s/ Alan Buckey Alan Buckey Chief Financial Officer