Form 10-Q
period 2001-06-30
LCA VISION INC
filed 2001-08-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 2001.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,644,558 shares as of July 31, 2001.

LCA-VISION INC.

INDEX

Facing Sheet		1
Index		2
Part I.	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	11
Part II.	Other Information	12
	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. Exhibits and Reports on Form 8-K	13
Signatures		14

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	June 30, 2001 (1)	December 31, 2000
Current Assets
Cash and cash equivalents	$28,262	$19,692
Short-term investments	--	8,626
Accounts receivable, net	297	1,417
Receivable from vendor	484	2,280
Deferred tax asset	521	521
Prepaid expenses, inventory and other	2,055	2,001

Total current assets	31,619	34,537

Property and Equipment	34,309	31,860
Accumulated depreciation and amortization	(13,090)	(10,340)
Property and equipment, net	21,219	21,520
Goodwill, net	679	753
Deferred tax asset	14,822	16,085
Obligations due from shareholders	59	190
Investment in unconsolidated businesses	406	295
Other assets	1,905	2,217

Total assets	$70,709 ======	$75,597 ======
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$2,604	$7,587
Accrued liabilities and other	3,156	2,709
Debt maturing in one year	89	178

Total current liabilities	5,849	10,474

Long-term debt	17	48
Commitments and contingencies	--	--
Minority equity interest	34	30

Shareholders' investment
Preferred stock
Common stock ($0.01 par value; 52,176,554 and 52,112,404 shares and
46,627,258 and 47,393,508 shares issued and outstanding, respectively)	112	112
Contributed capital	90,934	90,858
Warrants	2,105	2,105
Notes receivable from shareholders	(1,456)	(1,013)
Common stock in treasury, at cost (5,549,296 shares and 4,718,896 shares)	(11,785)	(9,875)
Accumulated deficit	(15,083)	(17,137)
Foreign currency translation adjustment	(18)	(5)

Total shareholders' investment	64,809	65,045

Total liabilities and shareholders' investment	$70,709 ======	$75,597 ======
(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2001 (1)	2000 (1)	2001 (1)	2000 (1)
Revenues
Laser refractive surgery	$21,420	$15,004	$43,866	$33,155
Other	4	105	48	126

Total revenues	21,424	15,109	43,914	33,281

Operating costs and expenses
Medical professional and license fees	4,470	3,224	8,966	9,077
Direct costs of services	9,141	6,699	18,463	12,352
General and administrative expenses	2,379	2,517	4,534	4,850
Marketing and advertising	3,249	4,141	6,659	8,268
Depreciation	1,438	845	2,824	1,621

Operating income (loss)	747	(2,317)	2,468	(2,887)

Equity in earnings from unconsolidated businesses	186	3	264	9
Interest (expense)	(3)	(19)	(8)	(40)
Interest income	305	719	606	1,395
Other income (expense)	(13)	538	(13)	555

Income before taxes on income	1,222	(1,076)	3,317	(968)

Income tax expense (benefit)	467	(409)	1,263	(362)

Net income (loss)	$755 ======	(668) ======	$2,054 ======	(606) ======
Income per common share
Basic	$0.02	$(0.01)	$0.04	$(0.01)
Diluted	$0.02	$(0.01)	$0.04	$(0.01)

Weighted average shares outstanding
Basic	46,703	51,881	46,866	51,873
Diluted	47,319	51,881	47,444	51,873

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Six months ended June 30,
	2001 (1)	2000 (1)
Cash flow from operating activities:
Net income (loss)	$2,054	$(606)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,824	1,621
Warrant amortization	351	493
Deferred income taxes	1,263	-
Equity in earnings of unconsolidated affiliates	(264)	(9)
Changes in working capital:
Accounts receivable	1,120	(1,820)
Receivable from vendor	1,796	-
Prepaid expenses, inventory and other	(54)	150
Accounts payable	(4,983)	3,431
Accrued liabilities and other	447	(245)

Net cash provided by operations	4,554	3,015

Cash flow from investing activities:
Purchase of property and equipment	(2,449)	(5,521)
Purchase of short-term investments	(4,378)	(38,228)
Maturity of short-term investments	13,004	37,299
Loans to shareholders	(443)	(610)
Other, net	83	(217)

Net cash provided (used) in investing activities	5,817	(7,277)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(120)	(348)
Shares repurchased for treasury stock	(1,910)	(1,502)
Exercise of stock options	76	908
Distribution from (to) minority equity investees	153	(22)

Net cash used by financing activities	(1,801)	(964)

Increase (decrease) in cash and cash equivalents	8,570	(5,226)

Cash and cash equivalents at beginning of period	19,692	11, 891

Cash and cash equivalents at end of period	$28,262 =======	$6,665 =======

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-VISION INC.

Notes to Condensed Consolidated Financial Statements

for the Three and Six Months Ended June 30, 2001 and 2000

1.  Summary of Significant Accounting Policies

The June 30, 2001 and 2000 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods. The December 31, 2000 Condensed Consolidated Balance Sheet has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing corrective eye surgeries that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes two primary excimer lasers: the Bausch & Lomb Technolas 217 and the VISX Star S2 laser. Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. Centers.

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

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC and Eyemed LCA Vision LLC and report our investments under the equity method.

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

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Basic earnings per share
Net income	$755	(668)	$2,054	(606)
Weighted average shares outstanding	46,703	51,881	46,866	51,873
Basic earnings (loss) per share	$0.02	$(0.01)	$0.04	$(0.01)

Diluted earnings per share
Net income	$755	(668)	$2,054	(606)
Weighted average shares outstanding	46,703	51,881	46,866	51,873
Effect of dilutive securities
Stock options	585	-	551	-
Warrants	31	-	27	-
Weighted average common shares and potential dilutive shares	47,319	51,881	47,444	51,873
Diluted earnings per share	$0.02	$(0.01)	$0.04	$(0.01)

2.  Shareholders' Investment

Common Stock

During the three months ended June 30, 2001, 19,550 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.19 per share.

Warrants

Warrants to purchase 800,000 shares were issued during the third quarter of 1999 of which 400,000 are currently exercisable at a price of $12.00 per share.

Generally accepted accounting principles requires us to assign a value to the warrants for the services to be rendered. We used the Black-Scholes method to determine the amount, or expected amount, of compensation for each block of warrants as it becomes exercisable. The amount calculated is recorded as part of other assets and amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit. Amortization expense of $175,000 was recorded for the second quarter of 2001, bringing the year-to-date amortization expense to $351,000.

3.  Segment Information

We operate in one segment - laser refractive surgery.

4.  Commitments and Contingencies

None

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

"MD&A" is an analysis of our operating results for the three and six months ended June 30, 2001 and 2000 and our financial condition as of June 30, 2001. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue includes three components: a facility fee, a license fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and six months ended June 30, 2001 and 2000 were (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Revenue	$21,420	$15,004	$43,866	33,155
Less:
Medical professional and license fees	4,470	3,224	8,966	9,077
	$16,950	$11,780	$34,900	$24,078
Contribution Margin	79.1%	78.5%	79.6%	72.6%

The following table illustrates the growth of laser vision correction procedures performed at our centers.

                               Consolidated

                                  2001                   2000

Q1                           25,061                12,504

Q2                           22,940                13,888

Q3                                                      16,341

Q4                                                      16,411

Year                                                   59,144

Medical professional expenses and license fees

Medical professional expenses and license fees increased by $1,246,000 from the second quarter of 2000 as a result higher procedure volumes.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the second quarter of 2001 by $2,442,000 over the second quarter of 2000, because of the growth in procedure volumes and an increase in the number of centers in operation. Medical supplies increased by $412,000 in the second quarter of 2001 from the second quarter of 2000 as a result of higher procedure volumes. Exclusive of medical supplies, the average direct cost per center per month increased from $80,600 in the first quarter of 2001 to $82,900 in the second quarter of 2001 because of greater employment costs and higher utility costs.

General and administrative

General and administrative expenses decreased by $138,000 in the second quarter of 2001 from the second quarter of 2000. Warrant amortization decreased by $72,000 as a result of fewer warrants outstanding. The remainder of the decrease in general and administrative expenses was the result of lower expenditures on legal and consulting services.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $892,000 in the second quarter of 2001 from the second quarter in 2000. Compared to the first quarter of 2001, marketing and advertising expenditures decreased by $162,000. Management's current plan for the remainder of 2001 is to maintain marketing and advertising expenditures at a rate consistent with the first six months of the year.

Depreciation and amortization

Depreciation and amortization expense increased by $593,000 in the second quarter of 2001 from the second quarter of 2000 because of the depreciation of capitalized costs of new center openings and an increase in the number of lasers in operation.

Non-operating income and expenses

Equity earnings in unconsolidated businesses increased by $183,000 in the second quarter of 2001 from the second quarter of 2000. A growth in managed care business combined with improving operating results of our Helsinki affiliate generated the increase in equity earnings. Interest income for the second quarter of 2001 did not change significantly from the first quarter of 2001 as cash on hand remained at a level consistent with the first quarter.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2001 was $4,554,000. Operating cash flow was more than sufficient to finance our capital expenditures of $2,449,000 and debt repayment of $120,000.

As of June 30, 2001 we have cash and cash equivalents of $28,262,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $1,456,000 has been loaned under this program since inception.

As of June 30, 2001 we maintained a $10,000,000 revolving credit facility with The Provident Bank ("Provident"). In addition to the revolving credit facility, the company has a $10,000,000 credit commitment for funding acquisitions. Both of these credit arrangements expire June 30, 2002.

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

Part II. Other Information

Item 1. Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 2001. Two matters were submitted to the vote of the stockholders: election of directors and the adoption of the 2001 long-term stock incentive program. All incumbent directors were re-elected, with the following vote totals:

	Shares Voted For	Authority Withheld
Stephen N. Joffe	39,902,154	1,529,941
William O. Coleman	40,285,839	1,146,256
John H. Gutfreund	40,285,213	1,146,882
John C. Hassan	40,298,173	1,133,922

The 2001 Long-Term Stock Incentive Program was adopted with the following vote totals:

                             For:                  38,170,345

                             Against:             3,026,825

                             Abstain:                234,925

Item 5. Other Information
None

Part II.  Other Information (continued)

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
None
(b) Reports on Form 8-K
1)	Form 8-K dated May 2, 2001, containing a press release reporting financial results for the three months ended March 31, 2001. For the first quarter of 2001, the Company posted a net profit of $1,299,000, or $0.03 per basic and diluted share, the highest quarterly net profit since LCA-Vision was founded.
2)	Form 8-K dated June 20, 2001, containing a press release announcing that Chairman Stephen Joffe was interviewed by CEOcast on June 19, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date:	8/8/01	/s/ Stephen N. Joffe Stephen N. Joffe Chairman

Date:	8/8/01	/s/ Alan Buckey Alan Buckey Chief Financial Officer