Form 10-Q
period 2001-09-30
LCA VISION INC
filed 2001-11-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

            THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2001.

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

Yes     X                    No

       --------                      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,045,525 shares as of November 12, 2001.

LCA-Vision Inc.

INDEX

Facing Sheet		1
Index		2
Part I.	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000
		3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000
		4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5
Notes to Condensed Consolidated Financial Statements		6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Part II.	Other Information	11
	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
	Item 6. Exhibits and Reports on Form 8-K
Signatures		12

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)
Assets	September 30, 2001 (1)	December 31, 2000
Current assets:
Cash and cash equivalents	$20,119	$19,692
Short-term investments	-	8,626
Accounts receivable, net	668	1,417
Receivable from vendor	491	2,280
Deferred tax asset	-	521
Prepaid expenses, inventory and other	1,682	2,001

Total current assets	22,960	34,537

Property and equipment	36,537	31,860
Accumulated depreciation and amortization	(13,949)	(10,340)
Property and equipment, net	22,588	21,520
Goodwill, net	294	753
Deferred tax asset	-	16,085
Obligations due from shareholders	51	190
Investment in unconsolidated businesses	216	295
Other assets	842	2,217

Total assets	$46,951 =======	$75,597 =======
Liabilities and Shareholders' Investment
Current liabilities:
Accounts payable	$1,657	$7,587
Accrued liabilities and other	2,526	2,709
Debt maturing in one year	51	178

Total current liabilities	4,234	10,474

Long-term debt	7	48
Commitments and contingencies	-	-
Minority equity interest	17	30

Shareholders' investment
Preferred stock	-	-
Common stock ($0.01 par value; 52,248,554 and 52,112,404 shares and
46,045,525 and 47,393,508 shares issued and outstanding, respectively)	112	112
Contributed capital	90,833	90,858
Warrants	2,105	2,105
Notes receivable from shareholders	(1,474)	(1,013)
Common stock in treasury, at cost (6,203,029 shares and 4,718,896 shares)	(12,983)	(9,875)
Accumulated deficit	(35,878)	(17,137)
Foreign currency translation adjustment	(22)	(5)

Total shareholders' investment	42,693	65,045

Total liabilities and shareholders' investment	$46,951 =======	$75,597 =======

(1) Unaudited
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001 (1)	2000 (1)	2001 (1)	2000 (1)
Revenues
Laser refractive surgery	$13,286	$15,590	$57,151	$48,745
Other	2	68	50	194

Total revenues	13,288	15,658	57,201	48,939

Operating costs and expenses
Medical professional and license fees	2,531	3,379	11,497	12,456
Direct costs of services	8,101	7,186	26,565	19,538
General and administrative expenses	2,178	2,220	6,697	7,070
Marketing and advertising	3,021	2,808	9,680	11,076
Depreciation and amortization	1,401	1,036	4,239	2,657
Special charges	1,774	-	1,774	-

Operating loss	(5,718)	(971)	(3,251)	(3,858)

Equity in earnings from unconsolidated businesses	45	15	309	24
Minority equity interest	17	(22)	13	(16)
Interest (expense)	-	(10)	(7)	(50)
Interest income	208	648	814	2,044
Other income (expense)	(1)	37	(10)	585

Loss before taxes on income	(5,449)	(303)	(2,132)	(1,271)

Income tax expense (benefit)	15,345	(102)	16,609	(464)

Net loss	($20,794) =======	(201) =======	($18,741) =======	(807) ======
Income per common share
Basic	$(0.45)	$0.00	$(0.40)	$(0.02)
Diluted	$(0.45)	$0.00	$(0.40)	$(0.02)

Weighted average shares outstanding
Basic	46,472	50,921	46,995	51,559
Diluted	46,472	50,921	46,995	51,559

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Nine months ended September 30,
	2001 (1)	2000 (1)
Cash flow from operating activities:
Net loss	($18,741)	($807)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,239	2,657
Deferred income taxes	16,606	-
Amortization of warrant	526	720
Equity in earnings of unconsolidated affiliates	(309)	(7)
Special charges	1,726	-
Changes in working capital:
Accounts receivable	749	850
Receivable from vendor	1,789	-
Prepaid expenses, inventory and other	306	30
Accounts payable	(5,930)	1,581
Accrued liabilities and other	(715)	(398)

Net cash provided by operations	246	4,626

Cash flow from investing activities:
Purchase of property and equipment	(5,585)	(8,607)
Purchase of short-term investments	(4,378)	(52,756)
Maturity of short-term investments	13,004	75,527
Loans to shareholders	(461)	(906)
Other, net	589	(288)
Currency translation adjustment	(75)	-

Net cash provided in investing activities	3,094	13,884

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(168)	(535)
Shares repurchased for treasury stock	(3,108)	(5,004)
Exercise of stock options and warrants	160	918
Distribution from (to) minority equity investees	203	(6)
Increase in notes payable	-	8

Net cash used by financing activities	(2,913)	(5,525)

Increase in cash and cash equivalents	427	12,985

Cash and cash equivalents at beginning of period	19,692	11,891

Cash and cash equivalents at end of period	$20,119 =======	$24,876 =======

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three and Nine Months Ended September 30, 2001 and 2000

1.  Summary of Significant Accounting Policies

The September 30, 2001 and 2000 financial data are unaudited; however, in the opinion of the Company, such data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the interim periods. The December 31, 2000 Condensed Consolidated Balance Sheet has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. We suggest that these financial statements be read together with the financial statements and notes included in our annual report on Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing various corrective eye surgeries that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes two primary excimer lasers: the Bausch & Lomb Technolas 217 and the VISX Star S2 laser. Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. Centers.

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

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies: consolidation and the equity method.

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

  -  The Baltimore Laser Sight Center, Ltd

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

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Basic earnings per share
Net loss	($20,995)	($201)	($18,941)	($807)
Weighted average shares outstanding	46,472	50,921	46,995	51,559
Basic earnings (loss) per share	($0.45)	$0.00	($0.40)	(0.02)

Diluted earnings per share
Net loss	($20,995)	($201)	($18,941)	(807)
Weighted average shares outstanding	46,472	50,921	46,995	51,559
Effect of dilutive securities
Stock options	0	0	0	0
Warrants	0	0	0	0
Weighted average common shares and potential dilutive shares	46,472	50,921	46,995	51,559
Diluted earnings per share	($0.45)	$0.00	($0.40)	($0.02)

Special Charges

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses. The cost of the plan is $1,375,000 which is comprised of a $535,000 restructuring charge and a $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed. The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

As of September 30, 2001 the balance of the restructuring accrual was $487,000 which relates to future facility rent and severance payments.

Also during the third quarter of 2001, the Company provided a reserve of $399,000 on a loan made to REI Corporation which operated a licensed facility in Tokyo, Japan. During the quarter, management determined that the loan may not be recoverable.

As a result of the Company's operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001. This reserve was established according to the requirements of SFAS No. 109 "Accounting for Income Taxes."

Shareholders' Investment

Common Stock

During the three months ended September 30, 2001, 72,000 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.18 per share.

Segment Information

We operate in one segment - laser refractive surgery.

Commitments and Contingencies

None.

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

"MD&A" is an analysis of our operating results for the three and nine months ended September 30, 2001 and 2000 and our financial condition as of September 30, 2001. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and nine months ended September 30, 2001 and 2000 were (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue	$13,286	$15,590	$57,151	48,745
Less:
Medical professional and license fees	2,531	3,379	11,497	12,456
	$10,755	$12,211	$45,654	$36,289
Contribution Margin	80.9%	78.3%	79.9%	74.4%

The following table illustrates the number of laser vision correction procedures performed at our centers. Procedure volumes in the third quarter of 2001 declined from the second quarter of 2001 as a result of the difficult economic environment in the United States.

	Consolidated
	2001	2000
Q1	25,061	12,504
Q2	22,940	13,888
Q3	13,340	16,341
Q4		16,411
Year		59,144

Medical professional and license fees

Medical professional expenses and license fees decreased by $848,000 from the third quarter of 2000 as a result of lower procedure volumes.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs increased in the third quarter of 2001 by $915,000 over the third quarter of 2000, largely because of an increase in the number of centers in operation. Medical supplies increased by $51,000 in the third quarter of 2001 from the third quarter of 2000. Exclusive of medical supplies, the average direct cost per center per month decreased to $76,900 in the third quarter of 2001 from $82,900 in the second quarter of 2001 because of cost-reduction efforts of center expenses due to decreases in volume.

General and administrative

General and administrative expenses decreased by $42,000 in the third quarter of 2001 from the third quarter of 2000. This is the result of decreased warrant amortization expense offset by third quarter 2000 recovery of bad debt.

Marketing and advertising expenses

Marketing and advertising expenses increased by $213,000 in the third quarter of 2001 from the third quarter of 2000. Compared to the second quarter of 2001, marketing and advertising expenditures decreased by $228,000 due to lower advertising rates and the cancellation of media placements in the month of September.

Depreciation and amortization

Depreciation and amortization expense increased by $365,000 in the third quarter of 2001 from the third quarter of 2000 because of the depreciation of capitalized costs of new center openings and an increase in the number of lasers in operation.

Non-operating income and expenses

Equity earnings in unconsolidated businesses increased by $285,000 in the first nine months of 2001 as compared with the first nine months of 2000. A growth in the managed care business, combined with improving results of our Helsinki affiliate, generated the increase in equity earnings.

Special Charges

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses. The cost of the plan is $1,375,000 which is comprised of a $535,000 restructuring charge and a $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed. The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

The expected annual operating cost savings associated with the restructuring plan total $4,649,000, and the plan is expected to be fully implemented by the end of the year 2001. As of September 30, 2001 the balance of the restructuring accrual was $487,000 which relates to future facility rent and severance payments.

Also during the third quarter of 2001, the Company provided a reserve of $399,000 on a loan made to REI Corporation which operated a licensed facility in Tokyo, Japan. During the quarter, management determined that the loan may not be recoverable.

As a result of the Company's operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001. This reserve was established according to the requirements of SFAS No. 109 "Accounting for Income Taxes."

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2001 was $246,000 which, when combined with beginning of year cash and short-term investment balances, was used to purchase property and equipment to fund the Company's treasury stock purchases.

As of September 30, 2001 we have cash and cash equivalents of $20,119,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $1,474,000 has been loaned under this program.

As of September 30, 2001 we maintained a $10,000,000 revolving credit facility with The Provident Bank ("Provident"). In addition to the revolving credit facility, the company has a discretionary credit line of $10,000,000 to fund acquisitions. Both of these credit arrangements expire June 30, 2002.

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

Part II.	Other Information
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities and Use of Proceeds.
None
Item 3.	Defaults upon Senior Securities.
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information.
None
Item 6.	Exhibits and Reports on Form 8-K.
	(a)	Exhibits
None
	(b)	Reports on Form 8-K
		1)	Form 8-K dated July 31, 2001, containing a press release reporting financial results for the three and six months ended June 30, 2001
		2)	Form 8-K dated September 10, 2001, containing a press release announcing a branding partnership with Bausch & Lomb.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date	November 14, 2001	/s/ Stephen N. Joffe Stephen N. Joffe President and Chief Executive Officer

Date	November 14, 2001	/s/ Alan Buckey Alan Buckey Chief Financial Officer