Form 10-K
period 2001-12-31
LCA VISION INC
filed 2002-03-25
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

________________________

FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From

to

Commission file number 0-27610

LCA-VISION INC.

Delaware Corporation

11-2882328

(State of Incorporation)

(I.R.S. I.D.)

7840 Montgomery Road, Cincinnati, Ohio 45236

Telephone Number (513) 792-9292

_________________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $50,219,000.

The number of shares outstanding of the registrant's Common Stock as of March 15, 2002 was 42,839,962.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 13, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

#

LCA-VISION INC.

FISCAL YEAR 2001 FORM 10-K ANNUAL REPORT

#

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

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the "Company" or "LCA-Vision") is the successor to two businesses which were founded and controlled by Stephen N. Joffe: Laser Centers of America, Inc. and Toronto Laservision Centre, Inc.  Laser Centers of America was founded in 1985 to assist hospitals in establishing and managing laser surgery centers, and Toronto Laservision was one of the earliest laser vision surgery centers in Canada, which approved refractive laser surgery several years prior to its introduction in the United States in 1995.

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

In 1996 our common stock began trading on the Nasdaq SmallCap Market, and following our public offering in 1999, it began trading on the Nasdaq National Market.

The U.S. Eye Care Industry

More than 150 million Americans, or approximately 50% of our nation's population, require eyeglasses or contact lenses to correct common refractive vision.  Most people requiring vision correction suffer from one or more refractive vision disorders, which result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea's curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. The three most common refractive vision disorders are:

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

The excimer lasers used in our U.S. centers are manufactured by VISX, Inc., Bausch & Lomb Surgical and Summit Autonomous.  VISX is currently approved to treat nearsightedness of up to -14 diopters with astigmatism of up to 5 diopters, and farsightedness of up to +5 diopters. The Bausch & Lomb Surgical Technolas 217 is approved for up to -7 diopters of nearsightedness with up to 3 diopters of astigmatism.  The Summit Autonomous laser is approved for up to –9 diopters of nearsightedness with up to 3 diopters of astigmatism, and farsightedness up to +6 diopters.

Virtually all of our patients receive a procedure named Laser In-Situ Keratomileusis (LASIK). In LASIK, an FDA-approved automated microsurgical instrument called a microkeratome is used to create a thin corneal flap, which remains hinged to the eye. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient's prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction within the cornea. Because the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences minimal discomfort. LASIK has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day.  The LASIK procedure allows an ophthalmologist to treat both eyes of a patient during the same visit.

The Laser Vision Correction Market

 In 1995, the FDA approved the first laser to perform laser vision correction procedures in the U.S.  Currently, laser vision correction is the most widely performed elective surgical procedure in the United States with 1,474,000 procedures performed in 2000, an increase of 55% over the 948,000 procedures performed in 1999. Industry analysts estimate approximately 1,350,000 procedures were performed in 2001.

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

Our Laser Vision Correction Centers

We currently operate 34 laser vision correction centers, 31 of which are located in metropolitan markets throughout the United States, two in Canada and one in Europe. Our centers are supported by credentialed ophthalmologists and optometrists. The ophthalmologists perform the laser vision correction procedures, and either ophthalmologists or optometrists carry out the pre-procedure evaluations and post-procedure follow-ups. We have performed laser vision correction procedures since 1991 and nearly all procedures are now LASIK.

Our Business Strategy

Our business strategy is to provide laser vision correction at an affordable price. Beginning in July 1999, we converted our centers to closed access facilities from open access facilities.  Under our closed-access model, the Company either directly employs the ophthalmologist and the optometrist or exclusively contracts for their services from a professional corporation which employs them.  The Company also assumes responsibility for patient acquisition.

By the first quarter of 2000, we changed the names of all of our centers to LasikPlus and began building consumer awareness of the brand name through a saturation local media campaign that included newsprint, radio and direct mailings.  We intend to increase penetration and market share in our current markets and expand into contiguous markets. The key elements of our business strategy include:

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

Building and operating new laser vision correction centers. We plan to expand our business primarily through the development of new centers in desirable markets and within existing markets. In evaluating new and current markets for building a laser vision correction center, we evaluate population demographics, determine the number of existing excimer lasers and interview local ophthalmologists and optometrists. The targeted market must exhibit a potential for generating break-even procedure volume within the first 3 to 6 months after opening, including the necessary ophthalmologist and optometrist participation to support such levels. We seek to lease 2,400 to 5,000 square feet of space in professional office buildings located in high volume traffic areas. In addition, we have developed standardized center plans and designs to be used in building each new center.

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

We Provide Our Patients With

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

The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by other national operators of laser vision correction centers as well as with local operators and ophthalmologists who have purchased their own laser. Other private and public companies that operate laser centers in the U.S. include TLC Laser Eye Centers, Inc.; Laser Vision Centers, Inc.; Laser Vision Institute; NovaMed Eyecare, Inc.; Prime Medical Services; Aris Vision Institute and Laser Eye Centers.

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

Employees

As of December 31, 2001, we had 241 employees, 213 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced a work stoppage.

Trademarks

Not all of our trademarked names have been formally registered yet.  Where the trademark symbol is used, it is our intention to claim a trademark on such names under common law by using the "TM" symbol.  The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems. There are at least five companies, Bausch & Lomb, VISX, Summit Autonomous, Nidek and LaserSight, whose excimer laser systems have been approved by the FDA for commercial sale in the U.S.

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

Item 2.  Properties.

Our corporate headquarters and one of our laser refractive surgery centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser refractive surgery centers are in leased locations.  The typical location is in a professional office building and includes a laser surgery room, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,400 to 5,000 square feet with expiration dates ranging from March 31, 2003 to July 31, 2010.

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

The Court has ruled that it lacks subject matter jurisdiction over the controversy.  The decision has been appealed in an effort to keep the action in federal court.  If the appeal is unsuccessful, the claims may be pursued in New York State Supreme Court.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

#

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Since June 30, 1999 our common stock has been included for quotation on the Nasdaq National Market under the symbol "LCAV." From 1996 through June 29, 1999 our common stock was included for quotation on the Nasdaq Small Cap Market under the symbol "LCAV."  There were approximately 26,500 holders of record of our Common Stock on February 28, 2002.

The following table sets forth the range of high and low closing prices as reported by the Nasdaq National Market since June 30, 1999 and the Nasdaq Small Cap Market prior to that date. These quotations  reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2001		2000		1999
	High	Low	High	Low	High	Low

First Quarter	$3.34	$1.13	$6.19	$3.88	$4.00	$1.38
Second Quarter	3.15	2.44	5.00	2.44	12.75	3.69
Third Quarter	2.68	1.06	3.09	2.47	12.69	5.00
Fourth Quarter	1.12	0.62	2.88	1.00	5.50	3.81

We did not pay any cash dividends on our common stock during the three years ended December 31, 2001 and do not anticipate doing so in the future. Our loan agreement with our principal lender prohibits us from declaring or paying any dividend or distribution, except stock dividends, on our capital stock without the lender's approval.

Item 6.

Selected Consolidated Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2001	2000	1999	1998	1997
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$68,025	$63,141	$56,358	$32,508	$12,917
Other	71	309	1,026	2,692	4,677
Total revenues	68,096	63,450	57,384	35,200	17,594
Operating costs and expenses:
Medical professional and license fees	13,626	15,542	22,930	13,700	4,489
Direct costs of services	33,616	27,218	16,113	12,526	10,753
General and administrative expenses	8,727	9,394	6,036	6,198	4,231
Marketing and advertising	12,732	14,565	5,671	2,183	1,259
Depreciation and amortization	5,625	3,839	2,964	3,521	2,511
Other	--	--	--	--	162
Restructuring/impairment provision	1,774	--	(150)	10,500	1,100
Total expenses	76,100	70,558	53,564	48,628	24,505
Operating (loss) income	(8,004)	(7,108)	3,820	(13,428)	(6,911)
Equity in earnings (losses) from unconsolidated businesses	372	49	316	354	(27)
Interest expense	(17)	(58)	(169)	(786)	(1,140)
Interest income	924	2,713	1,633	441	216
Other income	(61)	604	6	358	77
(Loss) income before taxes on income	(6,786)	(3,800)	5,606	(13,061)	(7,785)
Income tax expense (benefit)	16,589	(1,434)	(5,287)	157	68
Net (loss) income	(23,375)	(2,366)	10,893	(13,218)	(7,853)
Dividends to preferred shareholders	--	--	140	518	183
(Loss) income available to common shareholders	$(23,375) =======	$(2,366) ======	$10,753 ======	$(13,736) =======	$(8,036) ======

Item 6.

Selected Consolidated Financial Data (continued).

	Year Ended December 31,
	2001	2000	1999	1998	1997
(amounts in thousands, except per share and procedure data)
(Loss) income per common share
Basic	$(0.50)	$(0.05)	$0.22	$(0.36)	$(0.30)
Diluted	$(0.50)	$(0.05)	$0.21	$(0.36)	$(0.30)
Weighted average shares used in computation
Basic	46,562	50,951	47,991	37,669	26,709
Diluted	46,562	50,951	50,914	37,669	26,709

Selected Operating Data
Laser vision correction procedures	72,032	59,144	33,266	19,791	7,748
Balance Sheet Data
Cash and cash equivalents	$16,609	$19,692	$11,981	$6,496	$2,780
Short-term investments	--	8,626	37,299	--	--
Working capital (deficit)	14,378	24,063	49,212	3,577	(1,698)
Total assets	43,188	75,597	85,290	31,377	44,527
Debt maturing in one year	26	178	676	787	10,182
Total debt, excluding current portion	4	48	250	4,224	2,850
Accumulated deficit	(40,512)	(17,136)	(14,771)	(25,664)	(12,446)
Total shareholders' investment	38,202	65,045	80,045	23,199	26,714

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the "Selected Consolidated Financial Data" and the accompanying financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in “Factors That May Affect Future Results and Market Price of Stock.”

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

Sources of Revenues

The table below summarizes our sources of revenue and their annual growth or decline for each of the three years ended December 31, 2001 (dollars in thousands):

	2001	2000	1999
Laser refractive surgery	$68,025	$63,141	$56,358
Growth rate	8%	12%	73%
Surgery management contracts	--	--	$364
Growth rate	--	-100%	-76%
Other	$71	$309	$662
Growth rate	-77%	-53%	-45%
Total	$68,096	$63,450	$57,384

Laser Refractive Surgery

Laser refractive surgery revenue generally includes three components: facility fees, license fees and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in these states do not include the medical professionals' fee component. The contribution from laser refractive surgery procedures for each of the three years ended December 31, 2001 is as follows (dollars in thousands):

	2001	2000	1999
Revenue	$68,025	$63,141	$56,358
Direct Costs, medical professional and license fees	47,242	42,760	39,043
Contribution	$20,783 ======	$20,381 ======	$17,315 ======

Our results of operations in any period are significantly affected by the number of laser vision procedures performed.

The following table illustrates the growth of laser vision correction procedures performed at our consolidated centers.

	2001	2000	1999
First quarter	25,061	12,504	7,591
Second quarter	22,940	13,888	8,365
Third quarter	13,347	16,341	8,769
Fourth quarter	10,684	16,411	8,541
Year	72,032 =====	59,144 =====	33,266 =====

The average price per procedure increased in every quarter of 2001, from a starting point of $877 in the fourth quarter of 2000, to $1,020 in the fourth quarter of 2001.  Procedure volumes increased by 22 percent in 2001 from the full year 2000 as the Company benefited from full-year operations of centers opened in 2000.

As the economy in the United States slowed in the second half of 2001, procedure volumes declined.  Management expects industry growth to resume in 2002.

Operating Costs and Expenses

2001 Compared to 2000

The following table shows the dollar amount of increase (decrease) of operating expenses from 2000 to 2001 and the percent of revenues for each year (dollars in thousands):

	Increase	% of Revenue
	(Decrease)	2001	2000
Medical professional and license fees	(1,916)	20.0	24.5
Direct costs of services	6,398	49.4	42.9
General and administrative expenses	(667)	12.8	14.8
Marketing and advertising	(1,833)	18.7	23.0
Depreciation and amortization	1,786	8.3	6.1

License fees decreased in 2001 from the amount spent in 2000.  The increase in license fees due to higher procedure volumes in 2001 was more than offset by lower expenditures on enhancements and the full-year effect of the reduction in the procedure license fee from $260 to $110, which occurred in February 2000.   In addition, physician contracts were renegotiated during the second quarter of 2000 to enable the company to be competitive at lower pricing levels for laser vision correction.

Direct costs of services include payroll, equipment lease and maintenance, facility rent and supply costs associated with providing our services.  Approximately $3,034,000 of the increase in direct costs of services related to more Centers being in operation in 2001 than were in operation in 2000.  An increase of $680,000 in consumable supplies was the result of higher procedure volumes.  The remaining increase in direct costs of services of $2,684,000 resulted from increase in the average cost to run a Center, which increased from $71,200 per center per month in 2000 to $79,000 per center per month in 2001.

General and administrative expenses decreased by approximately $667,000 in 2001 from the amount expended in 2000.  Warrant amortization and the repurchase of warrants from Cole National Corporation decreased warrant related expenses by $463,000 in 2001 from 2000.  Corporate employment and travel expenses decreased by $443,000.  Legal, accounting and consulting fees were reduced by $248,000 in 2001.  Office equipment expenses were cut by $75,000 in 2001.  Offsetting a portion of these cost reductions was an increase in insurance costs of $172,000, an increase in national call center costs of $276,000 and an increase in information systems costs of $134,000.

Marketing and advertising costs decreased by $1,833,000 due to improved advertising effectiveness during the first half of 2001.

The increase in depreciation and amortization expense of $1,786,000 is a result of year 2001 capital expenditures associated with new center openings, and the placement of Bausch & Lomb Surgical lasers in each of our markets.

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses.  The cost of the plan is $1,375,000 which is comprised of a $535,000 restructuring charge and an $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed.  The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

As of December 31, 2001, the balance of the restructuring renewal was $262,000 which relates to future facility rent payments.

Also during the third quarter of 2001, the Company provided a reserve of $399,000 on a loan made to REI Corporation which operated a licensed facility in Tokyo, Japan.  During the quarter, management determined that the loan may not be recoverable.

As a result of the Company’s operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001.  This reserve was established according to the requirements of SFAS No. 109 “Accounting for Income Taxes.”  At the time the special charges were made, the Company anticipated annual cost savings of $4,600,000.  Based upon cost reductions made prior to year end, management expects to exceed the projected cost savings of the restructuring plan.

Other non-operating income decreased in 2001 over 2000 primarily as a result of the termination of a deferred compensation arrangement with a physician in the second quarter of 2000.

Other

Equity in income from unconsolidated affiliates increased in 2001 as a result of growth in the Company’s managed care business.

Interest expense decreased $41,000 due to our reduction of capital lease obligations.

Interest income decreased $1,789,000 as a result of lower interest rates and lower average invested balances.

2000 Compared to 1999

The following table shows the dollar amount of increase (decrease) of operating expenses from 2000 to 1999 and the percent of revenues for each year (dollars in thousands):

	Increase	% of Revenue
	(Decrease)	2000	1999
Medical professional and license fees	(7,388)	24.5	40.0
Direct costs of services	11,105	42.9	28.1
General and administrative expenses	3,358	14.8	10.5
Marketing and advertising	8,894	23.0	9.9
Depreciation and amortization	875	6.1	5.2

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

Liquidity and Capital Resources

Cash, cash-equivalent and short-term investments total $16,609,000 at December 31, 2001 as compared to $28,318,000 at December 31, 2000.  Capital expenditures, net of proceeds from asset dispositions, of $7,061,000, $3,138,000 used under the common stock share repurchase program, and net cash used by operating activities of $1,992,000 were financed by a reduction in cash equivalents and short-term investments.

For 2002, we expect cash flow from operating activities to be sufficient to fund 2002 capital expenditures.

Our line of credit with The Provident Bank is $10,000,000. At December 31, 2001, all of the line is available to us for borrowing. We also have a $10,000,000 line of credit for the purpose of funding acquisitions which is subject to the full and absolute discretion of Provident Bank.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  As of December 31, 2001, a total of $1,488,000 has been loaned under this program

At December 31, 2001 and 2000 we have federal net operating loss carryforwards for income tax purposes of $45,033,000 and $40,300,000, respectively.  These expire in varying amounts from 2007 until 2021.  Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought Refractive Centers International, Inc.  Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.

The ability to fund our marketing and advertising program, planned capital expenditures and new center rollouts depend on our future performance, which to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated revenue growth, we believe that cash flow from operations, available cash and short-term investments, and available borrowings under the credit facility from Provident Bank will be adequate to meet these needs.

Factors That May Affect Future Results and Market Price of Stock

Our stock price is likely to be highly volatile.

The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

·

Actual or anticipated fluctuation in our results of operations,

·

Changes in or our failure to meet securities analysts’ expectations,

·

Technological innovations,

·

Increased competition,

·

Conditions and trends in the laser refractive surgery industry, and

·

General market conditions of the U.S. economy.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of healthcare companies, particularly laser vision correction companies. These broad market fluctuations may result in a material decline in the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

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

We believe that our profitability and expansion depends largely on acceptance of laser vision correction. There can be no assurance that laser vision correction will become more widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive vision disorders. Acceptance of laser vision correction may be affected adversely by:

·

Concerns relating to its safety and effectiveness,

·

General resistance to surgery of any type,

·

The effectiveness of alternate methods of correcting refractive vision disorders,

·

The lack of long-term follow-up data and the possibility involving patient outcomes from laser vision correction, and

·

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

We currently use three laser suppliers, Bausch & Lomb Surgical, VISX, Inc., and Summit Autonomous for our excimer lasers in the U.S. If one or all companies became unwilling or unable to supply us with excimer lasers, to repair or replace parts or to provide services, our business could be materially and adversely affected.

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

We and excimer laser manufacturers are subject to extensive federal, state and foreign laws, rules and regulations, including:

·

Restrictions on the approval, distribution and use of medical devices,

·

Anti-kickback statutes,

·

Fee-splitting laws,

·

Corporate practice of medicine restrictions,

·

Self-referral laws,

·

Anti-fraud provisions,

·

Facility license requirements and certificates of need,

·

Conflict of interest regulations, and

·

Sales and use taxes.

Many of these laws and regulations are ambiguous, and courts and regulatory authorities have provided little clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, we may not always be able to accurately interpret applicable law, and some of our activities could be challenged.

The excimer lasers we use in our centers are medical devices that in the United States are subject to the jurisdiction of the FDA. In addition to FDA approval for the initial uses of these excimer lasers, new uses require separate approval. Obtaining such approval can be an expensive and time-consuming process, the success of which cannot be guaranteed. The failure of our suppliers to obtain regulatory approvals for any additional uses of excimer lasers or otherwise comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations.

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

The availability and the cost of professional liability insurance has increased significantly for many different reasons, many of which are outside the control of the company.  A future increase in cost or lack of availability of coverage for the company or the doctors could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Critical Accounting Policies

Income Taxes

As a result of the Company’s operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001.  This reserve was established according to the requirements of SFAS No. 109 “Accounting for Income Taxes.”  Favorable changes in the Company’s operating profitability as a result of improved general economic conditions in the United States or otherwise, could impact the Company’s determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future.

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

We have a very low exposure to changes in foreign currency exchange rates, and as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 8. Financial Statements and Supplementary Data.

#

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

We maintain an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company's assets are protected. Ernst & Young LLP, independent accountants, audit the financial statements and express their opinion on them. They perform their audit in accordance with generally accepted auditing standards, which includes consideration of the internal control structure.

The Audit Committee of the Board of Directors, which consists of our outside Directors, meets periodically with management and Ernst & Young LLP to review the activities of each in discharging their responsibilities. Ernst & Young LLP has free access to the Audit Committee.

/s/ Stephen N. Joffe

/s/ Alan H. Buckey

Stephen N. Joffe

Alan H. Buckey

Chairman / Chief Executive Officer

Chief Financial Officer

and Executive Vice President

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

We have audited the consolidated balance sheet of LCA-Vision Inc. as of December 31, 2001, and the related consolidated statements of operations, shareholders’ investment, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/  Ernst & Young LLP

     Cincinnati, Ohio

     February 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders investment, and cash flows present fairly, in all material respects, the financial position of LCA-Vision Inc. and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

     Cincinnati, Ohio

     February 13, 2001

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS
	At December 31,
	2001	2000
(Dollars in thousands, except per share amounts)

Assets

Current assets
Cash and cash equivalents	$ 16,609	$ 19,692
Short-term investments	-	8,626
Accounts receivable, net	517	1,417
Receivable from vendor	234	2,280
Deferred tax asset	-	521
Prepaid expenses, inventory and other	1,959	2,001

Total current assets	19,319	34,537

Property and equipment	36,411	31,860
Accumulated depreciation and amortization	(13,753)	(10,340)
Property and equipment, net	22,658	21,520
Goodwill, net	275	753
Deferred tax asset	-	16,085
Obligations due from shareholder and affiliate, net	-	190
Investment in unconsolidated businesses	290	295
Other assets, net	646	2,217

Total assets	$ 43,188 ============	$ 75,597 ===========
Liabilities and Shareholders Investment
Current liabilities
Accounts payable	$ 2,645	$ 7,587
Accrued liabilities and other	2,270	2,709
Debt maturing in one year	26	178

Total current liabilities	4,941	10,474

Long-term debt	4	48
Commitments and contingencies	-	-
Minority equity interest	41	30

Shareholders investment
Common stock ($.001 par value; 52,248,554 and 52,112,404 shares and
46,045,525 and 47,393,508 shares issued and outstanding, respectively)	52	52
Contributed capital	91,080	90,918
Warrants	2,105	2,105
Notes receivable from shareholders	(1,488)	(1,013)
Common stock in treasury, at cost (6,203,029 shares and 4,718,896 shares)	(13,013)	(9,875)
Accumulated deficit	(40,512)	(17,137)
Accumulated other comprehensive loss	(22)	(5)
Total shareholders investment	38,202	65,045

Total liabilities and shareholders investment	$ 43,188 ===========	$ 75,597 ==========
See Notes to Consolidated Financial Statements

#

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999
	(Dollars in thousands, except per share amounts)

Revenues
Laser refractive surgery	$ 68,025	$ 63,141	$ 56,358
Other	71	309	1,026

	68,096	63,450	57,384

Operating costs and expenses
Medical professional and license fees	13,626	15,542	22,930
Direct costs of services	33,616	27,218	16,113
General and administrative expenses	8,727	9,394	6,036
Marketing and advertising	12,732	14,565	5,671
Depreciation and amortization	5,625	3,839	2,964
Special charges	1,774	-	(150)

Operating (loss) income	(8,004)	(7,108)	3,820

Equity in earnings from unconsolidated businesses	372	49	316
Minority equity interest	(10)	(12)	(32)
Interest expense	(17)	(58)	(169)
Interest income	924	2,713	1,633
Other (expense) income, net	(51)	616	38

(Loss) income before taxes on income	(6,786)	(3,800)	5,606

Income tax expense (benefit)	16,589	(1,434)	(5,287)

Net (loss) income	(23,375)	(2,366)	10,893

Preferred stock dividends	-	-	140

(Loss) income applicable to common stock	$ (23,375) ===========	$ (2,366) ==========	$ 10,753 ==========
(Loss) income per common share
Basic	$ (0.50)	$ (0.05)	$ 0.22
Diluted	$ (0.50)	$ (0.05)	$ 0.21

Weighted average shares outstanding
Basic	46,562	50,951	47,991
Diluted	46,562	50,951	50,914

See Notes to Consolidated Financial Statements

# LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2001	2000	1999
	(dollars in thousands)

Cash flow from operating activities
Net (loss) income	$ (23,375)	$ (2,366)	$ 10,753
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,625	3,839	2,964
Warrant amortization	701	855	-
Deferred income taxes	16,606	(1,454)	(6,994)
Obligations due from shareholder and affiliate, net	-	127	-
Restructuring/impairment provision	1,774	-	(150)
Equity in earnings from unconsolidated businesses	(372)	(49)	(316)
Compensation paid in common stock	-	-	375
Other, net	39	(17)	104
Changes in working capital, net of effects from acquisition of businesses
Accounts receivable	900	945	77
Receivable from vendor	2,046	(2,280)	-
Prepaid expenses, inventory and other	29	(17)	(923)
Accounts payable	(4,942)	5,129	(106)
Accrued liabilities and other	(1,024)	880	(168)
Net cash (used in) provided by operating activities	(1,993)	5,592	5,616

Cash flows from investing activities
Purchase of property and equipment	(7,061)	(15,597)	(1,527)
Proceeds from sale of property and equipment	5	113	200
Purchase of short-term investments	(4,378)	(52,756)	(35,199)
Maturities of short-term investments	13,004	81,429	-
Beginning cash of consolidated affiliate	-	-	1,032
Loans and advances to affiliated companies	-	(150)	-
Loans to shareholders	(475)	(1,013)	-
Other, net	610	(193)	-
Net cash provided by (used in) investing activities	1,705	11,833	(35,494)

Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(196)	(704)	(2,585)
Shares repurchased for treasury stock	(3,138)	(9,845)	-
Proceeds from sale of common stock, net	-	-	37,300
Exercise of stock options and warrants	162	940	1,020
Preferred stock cash dividends paid	-	-	(462)
Distribution from minority equity investees	377	-	-
Other, net	-	(15)	-
Net cash (used in) provided by financing activities	(2,795)	(9,624)	35,273

(Decrease) increase in cash and cash equivalents	(3,083)	7,801	5,395

Cash and cash equivalents at beginning of year	19,692	11,891	6,496

Cash and cash equivalents at end of year	$ 16,609 ========	$ 19,692 ========	$ 11,891 =========
See Notes to Consolidated Financial Statement

LCA-VISION INC.
CON SOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT

Years Ended December 31,
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
			(dollars in thousands)
Preferred Stock
Class A
Balance at beginning of year	-	-	-	-	1,668	-
Shares converted to common stock	-	-	-	-	(962)	-
Shares received for payment of advance	-	-	-	-	(706)	-
Balance at end of year	-	-	-	-	-	-

Class B Interim Series
Balance at Beginning of year	-	-	-	-	13	2,522
Shares converted to common stock	-	-	-	-	(13)	(2,522)
Balance at end of year	-	-	-	-	-	-

Class B1 Convertible
Balance at beginning of year	-	-	-	-	5,702	5,165
Shares converted to common stock	-	-	-	-	(5,702)	(5,165)
Balance at end of year	-	-	-	-	-	-
Total preferred stock	-	-	-	-	-	-

Common Stock
Balance at beginning of year	52,112,404	52	51,513,989	52	40,973,741	41
Shares issued:
Conversion of Preferred Stock:
Class A	-	-	-	-	14,925	-
Class B Interim	-	-	-	-	720,477	-
Glass B1 Convertible and Dividends	-	-	-	-	3,994,642	4
Exercise of warrants	-	-	-	-	14,064	-
Waiver of Preferred Stock
Purchasing option	-	-	-	-	190,472	1
Sale of stock	-	-	-	-	5,000,000	5
Employee plans	136,150	-	598,415	-	603,818	1
Other	-	-	-	-	1,850	-
Balance at end of Year	52,248,554	52	52,112,404	52	51,513,989	52

Warrants
Balance at beginning of year	510,936	2,105	910,936	6,362	-	-
Issued	-	-	-	-	925,000	6,362
Exercised	-	-	-	-	(14,064)	-
Repurchased	-	-	(400,000)	(248)	-	-
Revalued	-	-	-	(4,009)	-	-
Balance at end of year	510,936	2,105	510,936	2,105	910,936	6,362

Notes Receivable from Shareholders
Balance at beginning of year		(1,013)		-		-
Increase in notes outstanding		(475)		(1,013)		-
Balance at end of year		(1,488)		(1,013)		-

See Notes to Consolidated Financial Statements

#

LCA-VISION INC.
CON SOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT (continued)

	Years Ended December 31,
	2001		2000		1999
	Shares	Amount	Shares	Amount	Shares	Amount
			(dollars in thousands)
Treasury Stock
Balance at beginning of year	(4,718,896)	(9,875)	(10,909)	(30)	(10,909)	(30)
Shares repurchased	(1,484,133)	(3,138)	(4,707,987)	(9,845)	-	-
Balance at end of year	(6,203,029)	(13,013)	(4,718,896)	(9,875)	(10,909)	(30)

Contributed Capital
Balance at beginning of year		90,918		88,407		41,763
Shares issued:
Acquisition agreement		-		-		(81)
Conversion of Preferred Stock
Class B Interim		-		-		2,487
Class B1 Convertible		-		-		5,426
Exercise of warrants		-		-		28
Waiver of Preferred Stock Purchase option		-		-		375
Sale of stock		-		-		37,295
Employee plans		161		939		991
Tax benefit from stock option exercise		-		1,571		891
Dividends on Conversion of Class B1
Convertible Preferred Stock		-		-		(262)
Preferred stock dividends paid		-		-		(462)
Other		1		1		(44)
Balance at end of year		91,080		90,918		88,407

Accumulated deficit
Balance at beginning of year		(17,137)		(14,771)		(25,664)
Net (loss) income		(23,375)		(2,366)		10,893
Balance at end of year		(40,512)		(17,137)		(14,771)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		(5)		25		(14)
Translation adjustments		(17)		(30)		39
Balance at end of year		(22)		(5)		25

Accrued Preferred Stock Dividend
Balance at beginning of year		-		-		(584)
Dividends accrued
Class B Interim		-		-		(100)
Class B1 Convertible		-		-		(42)
Dividends paid Class B Interim		-		-		462
Conversion of Class B1 Convertible
Preferred Stock		-		-		264
Balance at end of year		-		-		-

Total Shareholders' Investment		38,202		65,045		80,045
See Notes to Consolidated Financial Statements

#

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business and Summary of Significant Accounting Policies

Business

As of December 31, 2001, the Company owns and operates 31 LasikPlus laser vision correction facilities in the U.S., plus two centers in Canada and a joint venture in Europe.

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

Revenue by source is comprised of:

·

Laser refractive surgery - fees for surgeries performed at our consolidated centers.

·

Other - management fees for operating laser vision correction centers of investees; contractual fees for managing multi-specialty laser surgery programs at hospitals; marketing and education program fees; and miscellaneous sources.

Certain operating costs and expenses:

·

Medical professional and license fees - per procedure fees for the ophthalmologist performing laser vision correction and the license fee of $110 per procedure in the U.S. paid to the laser manufacturer.

·

Direct costs of services - center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our Centers.

·

General and administrative - headquarters staff expense and other overhead costs.

·

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

·

LCA-Vision Inc.

·

LCA-Vision (Canada) Inc. and Subsidiaries

·

The Baltimore Laser Sight Center, Ltd.

Equity Method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

·

our interest in the entity as an investment in our Consolidated Balance Sheets, and

·

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

·

our reported amounts of assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements,

·

our disclosure of contingent assets and liabilities at the dates of the financial statements, and

·

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

Federal Home Mortgage Corporation notes:

Due January 17, 2001	$4,313
Due February 8, 2001	4,313
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

Goodwill and other Intangible Assets

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired.  Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life.  With the adoption of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002, goodwill will no longer be amortized.  Annually, the balance of statement of goodwill will be evaluated for impairment.

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

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment; discounted cash flows are used to determine the amount of impairment.

Depreciation Expense

The amount of depreciation expense recorded in the consolidated statements of operations is as follows (dollars in thousands):

Year	Depreciation
1999	$2,463
2000	3,541
2001	5,497

Financial Instruments

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments and short-term investments. Our policy is to place our temporary cash investments in overnight repurchase agreements with The Provident Bank, the financial institution that provides our lines of credit.

Credit risk with respect to short-term investments is limited because the investments consist of obligations of agencies of the U.S. government and high-quality corporate debt with maturities of less than one year.

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate their fair values due to their short term maturities.

Revenue Recognition

We recognize revenues as services are performed.  In states where the physicians are employed by professional corporations, the Company provides management, marketing and administrative services in return for management fees.  Management fee revenue is equal to the net revenue of the professional corporation less amounts retained by the physician group.  Management fee revenue accounted for 25% of total refractive surgery revenue in 2001, up from 19% in 2000.

Approximately 75% of the Company’s laser refractive surgery revenues in 2001 were generated in company-owned laser centers.  Net revenues in a company-owned center represent the amount charged to patients less any applicable discounts.  Company-owned centers accounted for 81% of laser refractive surgery revenues in 2000.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."  Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with SFAS No. 142.  Other intangible assets will continue to be amortized over their useful lives.  The Company is required to implement the new rules on the accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the SFAS No. 142 is expected to result in a decrease in annual operating expenses of approximately $76,000.  During January 2002, the Company completed the first of the required impairment tests of goodwill as of January 1, 2002, which indicated that the Company currently has no goodwill impairment.

Reclassifications

We have reclassified certain prior year amounts for comparative purposes.  These reclassifications did not affect consolidated financial position, net losses or cash flows for the years presented.

Per Share Data

Basic per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding. Diluted per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The table shows how we calculated diluted earnings per share and diluted shares outstanding for the year ended December 31, 2001, 2000 and 1999 (amounts in thousands, except per share amounts).

	2001	2000	1999

Basic EPS
Net (loss) income applicable to common stock	$(23,375)	$(2,366)	$10,753

Weighted average shares outstanding	46,562	50,951	47,991

Basic (loss) income per share	$(0.50)	$(0.05)	$0.22

Diluted EPS
Net (loss) income applicable to common stock	$(23,375)	$(2,366)	$10,753

Dividends to preferred shareholders	--	--	140

Net (loss) income	$(23,375)	$(2,366)	$10,893

Effect of Dilutive Securities
Convertible preferred stock	--	--	812
Stock options	--	--	2,051
Warrants	--	--	60

Weighted average common shares and potential dilutive shares	46,562	50,951	50,914

Diluted (loss) income per share	$(0.50)	$(0.05)	$0.21

The weighted average shares for the years ended December 31, 2001 and 2000 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.  The number of unexercised options and warrants as of December 31, 2000 and December 31, 2001 was:

	2001	2000
Options	3,354,277	3,889,575
Warrants	510,936	510,936
	3,865,213 =======	4,400,511 =======

Additional information on options is included in footnote 9, and additional information on warrants is included in footnote 2.

2.

Shareholders' Investment

Common Stock

We are authorized to issue up to 110 million shares of common stock.  The  number of shares reserved for future issuance is 9,155,553, which includes 8,644,617 shares under stock option plans and 510,936 shares for stock warrants.

On June 30, 1999 we sold 5,000,000 shares of our common stock at a public offering price of $8.00 per share. Net proceeds approximated $37,300,000 after deducting discounts and commissions and our offering expenses, including the fee to be listed on the Nasdaq National Market.

Preferred Stock

At December 31, 2001, there are no shares of preferred stock issued and outstanding.

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

The holders of these shares had the right to purchase an additional $5 million of convertible preferred stock under the same terms and conditions as the 6% Series B-1 Convertible Preferred Stock until May 11, 1999. In March, 1999, certain majority holders of these shares agreed to accept 165,076 shares of our common stock in exchange for their waiving their option to purchase the additional convertible preferred stock. In June, 1999, a former holder of these shares agreed to accept 25,396 shares of our common stock in the same type of exchange. These agreements resulted in a non-cash charge of $375,000 recorded as other expense in the Condensed Consolidated Statement of Operations for the year ended December 31, 1999.

Notes Receivable from Shareholders

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  As of December 31, 2001, a total of $1,488,000 has been loaned under this program

Warrants

During 1999, we issued warrants to purchase a total of 925,000 shares of common stock at prices ranging from $2 to $12 per share. The warrants were issued to an investment banking firm and a joint venture partner.

Warrants to purchase 110,936 shares at $2 per share are currently exercisable. Warrants for 14,064 shares have been exercised.  Warrants to purchase 800,000 shares at $12 per share were issued during the third quarter of 1999 of which 400,000 are currently exercisable; the remaining warrants were repurchased in the third quarter of 2000 for $310,000.

The vested warrants result in prepaid expense for book purposes, using the Black-Scholes method, of $2,105,000. This amount is being amortized over a three year period which coincides with the term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit.

Amortization of $701,501 is recorded in our 2001 Consolidated Statement of Operations, and $853,000 of amortization is recorded in our 2000 Consolidated Statement of Operations.

3.

Special Charges

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses.  The cost of the plan is $1,375,000 which is comprised of a $535,000 restructuring charge and an $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed.  The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

As of December 31, 2001, the balance of the restructuring accrual was $262,000 which relates to future facility rent payments and is included in accrued liabilities and other in the Consolidated Balance Sheet.

Also during the third quarter of 2001, the Company provided a reserve of $399,000 on a loan made to REI Corporation which operated a licensed facility in Tokyo, Japan.  During the quarter, management determined that the loan may not be recoverable.

4.

Credit Arrangements

On June 29, 1998 we entered into an $8,000,000 credit facility with The Provident Bank ("Provident"). At the same time we repaid our borrowing from, and terminated our relationship with, another lender. In May 1999 the credit facility was increased to $10,000,000. We also were granted a $10,000,000 line of credit for the purpose of funding acquisitions subject to Provident’s sole and absolute discretion.

The Provident facility, as amended, matures on June 30, 2002. The facility can be used to support up to $2,000,000 of letters of credit issued by Provident and to support up to $2,500,000 of capital costs financed by leases entered into with an affiliate of Provident. Borrowings under the working capital portion of the facility bear interest at Provident's prime rate.  Substantially all of our assets at December 31, 2001 are pledged as collateral.

The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee of .25% based on the unused portion. At December 31, 2001 we had $10,000,000 available to us under the credit facility.

The credit facility requires us to maintain tangible net worth of at least $37,000,000.

5.

Obligations Due from Shareholder and Affiliate, Net

The following table displays the details of obligations due to us in 2001 and 2000 as reported in our Consolidated Balance Sheets (dollars in thousands):

	December 31,
	2001	2000
Note receivable shareholder	-	$77
Receivable from shareholder's affiliated company	-	614
Obligation due:	-	691
Less allowance	-	(501)
Net Obligation due:	-	$190 ====

Our principal shareholder is the majority stockholder of an inactive ambulatory surgical center.  During 2001, the Company sold the remaining assets of the surgery center for $138,000 and reduced the receivable from the affiliated company by the same amount.  The remaining balance of $52,000 was written off against previously established reserves.

6.

Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses was $290,000 and $295,000 at December 31, 2001 and December 31, 2000 respectively.   At December 31, 2001, we had investments in Silmalaseri Oy in Helsinki, and Cole/LCA-Vision LLC and Eyemed/LCA-Vision LLC.

Combined summary financial information for these investments follows (dollars in thousands):

	December 31,
	2001	2000
Financial Position:
Current assets	$322	$640
Total assets	467	741
Total liabilities	174	377
Members' equity	293	364

Operating Results:
Revenue	$2,019	$1,075
Net income	695	78

In July 1999, two other investees in The Baltimore Laser Sight Center, Ltd. ("Baltimore") owning approximately 53% resigned as members and their membership interests were redeemed by Baltimore. This redemption increased our ownership to approximately 97% which requires our combining Baltimore's accounts with our accounts beginning in the third quarter 1999. Our results of operations for the year ended December 31, 1999 include revenue of $4,810, 000 and net income of $901,000 earned by Baltimore for the six months ended December 31, 1999. Included in equity in earnings of unconsolidated affiliates is $234,000 which represents our percentage share of the earnings for the six months ended June 30, 1999.  For all of 2000 and 2001, the results for Baltimore are consolidated.

7.

Income Taxes

The components of income tax expense (benefit) for the three years ended December 31, 2001 are presented in the following table (dollars in thousands):

	2001	2000	1999
Current;
Federal	$ --	$(1,441)	$ 1,603
State and local	--	(568)	183
Foreign	--	18	80
Total	--	(1,991)	1,866

Deferred:
Federal	(1,393)	443	411
State and local	(7)	114	61
Total	(1,400)	557	472

Income tax (benefit) expense	(1,400)	(1,434)	2,338
Valuation allowance	17,989	--	(7,625)

Net income tax (benefit) expense	$16,589 ======	$(1,434) ======	$(5,287) ======

As a result of the Company’s operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001.  The Company’s operating losses continued in the fourth quarter of 2001 and the uncertainties continued to exist, such that it was not more-likely-than-not that the deferred tax assets would be realized at this time.  This valuation reserve was established according to the requirements of SFAS No. 109, “Accounting for Income Taxes.”

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

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities.  Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

	December 31
	2001	2000
Deferred tax assets:
Net operating loss carryforward	$17,454	$15,898
Accounts receivable	283	376
Equity investments	64	167
Warrant compensation	--	294
Other	195	175
Total deferred tax assets	17,996	16,910
Valuation allowance	(17,989)	--
Deferred tax assets, net of valuation allowance	7	16,910

Deferred tax liabilities – property and equipment	(7)	(304)

Net deferred tax assets	$ -- =======	$16,606 ======

The following table shows the principal reasons for the difference between the statutory federal income tax rate of 34% and the tax benefit shown in our Consolidated Statements of Operations (dollars in thousands):

	2001	2000	1999

Tax at statutory federal rate	$(2,307)	$(1,134)	$1,949
State income taxes, net of federal benefit	(4)	(294)	318
Amortization of intangibles and other non-deductible items	401	--	--
Foreign income tax	--	18	80
Change in valuation allowance	17,989	--	(7,625)
Other	510	(24)	(9)

Income tax provision (benefit)	$16,589 ======	$(1,434) ======	$(5,287) ======

During 2000 certain employees exercised incentive stock options and sold the shares within the holding period required by Section 422 of the Internal Revenue Code.  These sales result in a compensation deduction of $1,700,000 for 2000 for federal income tax purposes only.  The tax benefit of approximately $665,000 for 2000 has been recorded in our Consolidated Balance Sheets as a reduction of income taxes payable and an addition to Contributed Capital.

At December 31, 2001 and 2000 we have federal net operating loss carryforwards for income tax purposes of $45,033,000 and $40,300,000, respectively.  These expire in varying amounts from 2007 until 2021.  Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought Refractive Centers International, Inc.  Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.

8.

   Leasing Arrangements

We lease office space for our centers and equipment for use in our operations under both capital and operating leases. Capital leases were primarily used for financing the lasers in our first five centers.  Currently we use a combination of operating leases and outright purchases for laser acquisition.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2001
	Capital Leases	Operating Leases
Year
2002	$28	$3,745
2003	5	3,207
2004	--	2,786
2005	--	2,084
2006	--	1,091
Beyond 2006	--	717
Total minimum rental commitment	$33	$13,630
Less interest	3
Present values of minimum lease payments	30
Less current installments	26
Long-term obligation at December 31, 2001	$ 4 ===

Total rent expense under operating leases amounted to $6,770,000 in 2001; $6,662,000 in 2000; and $4,299,000 in 1999.

9.

Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we make discretionary contributions to the participants' accounts. We made contributions of $18,066 in 2001; $20,000 in 2000; and $20,000 in 1999.

Stock Option Plans

We have three stock incentive plans, the 1995 Long Term Stock Incentive Plan ("1995 Plan"), the 1998 Long Term Stock Incentive Plan ("1998 Plan") and the 2001 Long Term Stock Incentive Plan (“2001 Plan).  A maximum of 2.5 million shares are reserved for the 1995 Plan, 5 million shares are reserved for the 1998 Plan and 2.5 million shares are reserved for the 2001 plan. The Compensation Committee of the Board of Directors administers all Stock Option Plans.

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

The following table summarizes the status of our 1995, 1998 and 2001 Plans:

		Weighted-Average
	Stock Options	Exercise Price
Outstanding
December 31, 1998	2,004,825	$1.82
Granted	2,730,500	3.01
Exercised	(603,818)	4.64
Cancelled/forfeited	(735,050)	2.76

Outstanding
December 31, 1999	3,396,457	2.44
Granted	2,350,250	3.28
Exercised	(596,415)	1.58
Cancelled/forfeited	(1,260,717)	1.03

Outstanding
December 31, 2000	3,889,575	3.48
Granted	555,500	2.69
Exercised	(135,150)	1.18
Cancelled/forfeited	(955,648)	3.21

Outstanding
December 31, 2001	3,354,277 ===============	3.52

Options exercisable,
December 31,
1999	612,106	1.99
2000	953,460	3.09
2001	1,623,763	3.44

#

The following table summarizes information about the stock options granted under the 1995, 1998 and 2001 Plans that are outstanding at December 31, 2001:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted-average
Range of	# Outstanding	remaining	Weighted-average	# Exercisable	Weighted-average
exercise prices	as of 12/31/01	contractual life	exercise price	as of 12/31/01	exercise price

$0.88 - $1.19	385,326	5.08	$1.14	357,676	$1.13
1.22 - 1.50	436,683	7.30	1.41	239,383	1.44
1.75 - 2.75	565,001	8.95	2.57	172,333	2.46
2.81 - 3.00	415,000	8.63	2.94	166,248	2.95
3.07 - 3.97	90,000	8.72	3.34	12,500	3.58
4.00 - 4.00	345,100	8.09	4.00	83,366	4.00
4.03 - 4.69	390,000	7.94	4.39	206,662	4.34
4.75 - 5.28	336,667	8.15	4.93	129,997	4.93
5.56 - 9.31	340,500	7.65	7.27	222,266	7.33
11.13 - 11.13	50,000	7.52	11.13	33,332	11.13

$0.88 - $11.13	3,354,277 =========	7.81	$3.52	1,623,763 ===========	$3.44

At December 31, 2001 a total of 5,290,340 shares are available for granting stock options under the 1995, 1998 and 2001 Plans.

The following table is a summary of the status of our discontinued Directors Nondiscretionary Stock Option Plan:

	Stock Options	Weighted-average Exercise Price
Outstanding,
December 31, 1999, 2000 and 2001	305,000 ======	$4.42

As of December 31, 2001, a total of 243,250 options with a weighted-average exercise price of $4.71 are exercisable under this discontinued plan.

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

		Years ended December 31,
		2001	2000	1999
Net (loss) income	As reported	$(23,375)	$(2,366)	$10,753
	Pro forma	(25,690)	(7,200)	7,813

Diluted per share (loss) income	As reported	$(0.50)	$(0.05)	$0.21
	Pro forma	(0.55)	(0.14)	0.15

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	101%	97%	101%
Risk free interest rate	4.51 - 4.77%	5.26-6.69%	4.65-6.37%
Expected lives (in years)	3 to 5	3 to 5	3 to 5

The weighted-average fair value of options granted was $1.78 per option during 2001, $2.62 per option during 2000 and $1.72 per option during 1999.

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

The Court has ruled that it lacks subject matter jurisdiction over the controversy.  The decision has been appealed in an effort to keep the action in federal court.  If the appeal is unsuccessful, the claims may be pursued in New York State Supreme Court.

In the opinion of management this action will not have a material adverse effect on our financial position or results of operations.

11.

Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information
At December 31,
2001	2000
Property and Equipment
Land	$375	$375
Building and improvements	5,660	5,623
Leasehold improvements	5,079	5,102
Furniture and fixtures	3,087	2,516
Equipment	21,711	17,006
Equipment under capital leases	494	959
36,406	31,581
Accumulated Depreciation	(13,753)	(10,340)
Construction in progress	5	279
$22,658 =======	$21,520 ======
Cash Flow Information
For the Year Ended December 31,
2001	2000	1999
Cash paid during the year for
Interest	$17	$46	$737
Income taxes	--	2	35

Non cash investing and financing activities
Issuance of Warrants	--	--	6,363
Preferred shares received for payment of advance	--	--	706

Other Comprehensive Income (Loss) Information
Comprehensive (loss) income:
(Loss) income applicable to common stock	$(23,375)	$(2,366)	$10,753
Other comprehensive (loss) income, net of
income tax – currency translation adjustments	(17)	(30)	39
Total comprehensive (loss) income	$(23,392) =======	($2,396) ======	$10,792 ======

Segment Information
We operate in one segment -- laser refractive surgery.

12. Quarterly Financial Data (unaudited)  (1)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2001 Quarters				2000 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$22,490	$21,424	$13,288	$10,894	$18,171	$15,109	$15,658	$14,511
Operating (loss) income	1,720	747	(5,718)	(4,753)	(570)	(2,317)	(971)	(3,250)
Net Income (loss)	1,299	755	(20,794)	(4,635)	62	(688)	(201)	(1,559)
Earnings (loss) per share
Basic	0.03	0.02	(0.45)	(0.10)	0.00	(0.01)	0.00	(0.03)
Diluted	0.03	0.02	(0.45)	(0.10)	0.00	(0.01)	0.00	(0.03)

(1)  The quarterly amounts are not additive due to rounding.

13. Subsequent Event

On January 31, 2002, 6,531,526 shares of LCA-Vision common stock were purchased from Summit Autonomous, a subsidiary of Alcon Holdings Inc. for approximately $4,898,000.  The transaction was split equally between the Company share repurchase program and members of LCA-Vision’s senior management and Board of Directors.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change of Independent Public Accountants

In March 2001, we announced that we were reviewing our finance and accounting operations, including our independent accounting function, and we began a process of soliciting bids from several potential independent audit firms.  Our decision to review our accounting function and to seek bids from alternative providers of audit services was recommended by our Audit Committee and approved by our Board of Directors.  On March 26, 2001, PricewaterhouseCoopers LLP informed us that they did not plan to submit a bid in response to our solicitation.  PricewaterhouseCoopers LLP therefore did not serve as our independent auditors for the fiscal year ending December 31, 2001.

The reports of PricewaterhouseCoopers LLP as of and for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  At the February 14, 2001 meeting of our Audit Committee, PricewaterhouseCoopers LLP informed the Audit Committee that, in their opinion, there had been a disagreement with management over the accounting for marketing co-op funds received from a vendor.  Co-op marketing funds from one of our vendors were allocated back to items purchased from the vendor as a reduction of acquisition cost in our December 31, 2000 audited financial statements to the satisfaction of PricewaterhouseCoopers LLP.  Our management acknowledges that they had discussions with PricewaterhouseCoopers LLP over the accounting for marketing co-op funds but in management's opinion, these discussions did not constitute a disagreement.

On March 30, 2001, we engaged the certified public accounting firm of Ernst & Young LLP to serve as our principal independent accounting firm to audit our financial statements for the year ended December 31, 2001.  Prior to the engagement of Ernst & Young, we did not consult with such firm on any accounting, auditing of financial reporting issue.  Representatives of Ernst & Young will be present at the Annual Meeting with an opportunity to make a statement if they desire to do so and to respond to questions from the stockholders.

#

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 13, 2002.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 13, 2002. The information specified on item 402(k) and (1) of regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2002 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 13, 2002.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 13, 2002.

#

PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)

List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for each of the three years ended December 31, 2001

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001

Consolidated Statements of Shareholders' Investment for each of the three years ended December 31, 2001

(a)(2)

List of Schedules

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements.

#

(a)(3)

List of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference are set forth in the Exhibit Index hereto.

Exhibit #

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

Note G

10(h)

Agreement between Registrant and

Donaldson, Lufkin & Jenrette Securities Corporation

dated May 4, 1998

Note G

10(i)

Amendment to Tangible Net Worth Covenant dated August 4, 1998

10(j)

Amendment to Tangible Net Worth Covenant dated

September 28, 1998

10(k)

Amendment to Cash Flow Covenant dated December 21, 2998

10(l)

Amendment to Loan Agreement dated September 30, 1999

10(m)

Second Amendment to Loan Agreement dated November 30, 2001

21

Subsidiaries of Registrant

23

Consent of Ernst & Young LLP

23(a)

Consent of PricewaterhouseCoopers LLP

24

Powers of Attorney

Note D

NOTE REFERENCES:

A.

Incorporated by reference to the Company's Registration Statement on Form 10-SB
No. 0-27610, which became effective on January 25, 1996.

B.

Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

G.

Incorporated by reference to Form 10-QSB filed May 15, 1998

H.

Incorporated by reference to Form 8-K filed December 4, 1996

(b)

 Reports on Form 8-K

1)

Form 8-K dated October 5, 2001 containing a press release reporting that 13,347 procedures were performed in the Company’s wholly owned centers for the three months ended September 30, 2001, compared with 16,341 procedures performed during the comparable period a year ago.

2)

Form 8-K dated October 30, 2001 containing a press release reporting financial results for the three and nine months ended September 30, 2001.

3)

Form 8-K dated November 15, 2001 containing a press release announcing that Thomas E. Wilson has resigned as the company’s chief executive officer effective December 31, 2001.

4)

Form 8-K dated January 9, 2002 containing a press release reporting that 10,684 procedures were performed in the company’s wholly owned centers for the three months ended December 31, 2001.

5)

Form 8-K dated January 28, 2002 containing a press release reporting that it will present at the UBS Warburg Global Healthcare Services Conference on Monday, February 4, 2002 at 8:30 a.m.

6)

Form 8-K dated January 31, 2002 containing a press release announcing that all 6,531,526 recently registered shares of LCA-Vision common stock currently held by Summit Autonomous Inc., a subsidiary of ALCON Holdings, have been acquired at a price of 75 cents per share.

7)

Form 8-K dated February 4, 2002 containing a press release announcing it will make a presentation at 8:30 a.m. EST today at the Warburg Global Healthcare Services Conference.

8)

Form 8-K dated February 13, 2002 containing a press release announcing that the conference call previously scheduled for Friday, February 15, 2002, announcing its fourth quarter and year-end 2001 results has been postponed due to unanticipated delays in completion of year-end audit work.

9)

Form 8-K dated February 19, 2002 containing a press release reporting financial results for the three months and year ended December 31, 2001.

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-K dated March 25, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date:

March 25, 2002

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

Principal Executive Officer:

Date:

/s/ Stephen N. Joffe

Chief Executive Officer

March 25, 2002

Stephen N. Joffe

Principal Financial and Accounting Officer:

Chief Financial Officer

/s/ Alan H. Buckey

Executive Vice President

March 25, 2002

Alan H. Buckey

Directors:

Date:

/s/ Stephen N. Joffe

Director

March 25, 2002

Stephen N. Joffe

/s/ William O. Coleman

Director

March 25, 2002

William O. Coleman

/s/ John H. Gutfreund

Director

March 25, 2002

John H. Gutfreund

/s/ John C. Hassan

Director

March 25, 2002

John C. Hassan

#

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT

LCA-Vision (Ohio), Inc.

Ohio

Refractive Centers International, Inc.

Delaware

The Baltimore Laser Sight Center, Ltd.

Ohio

LCA-Vision (Canada) Inc.

Ontario, Canada

The Toronto Laservision Centre (1992) Inc.

Ontario, Canada

938051 Ontario, Inc.

Ontario, Canada

Lasik M.D. Toronto Inc.

Ontario, Canada

#

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-07621) pertaining to the LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan and the LCA-Vision Inc. Directors’ Nondiscretionary Stock Option Plan and in the Registration Statement (Form S-8 No. 333-74485) pertaining to the LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan, of our report dated February 15, 2002, with respect to the consolidated financial statements of LCA-Vision Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 22, 2002

#