Form 10-Q
period 2002-03-31
LCA VISION INC
filed 2002-05-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

            THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended March 31, 2002.

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

Yes    X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2002 shares as of 42,964,762.

LCA-Vision Inc.

INDEX

	Facing Sheet	1
	Index	2
Part I.	Financial Information
	Item 1. Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6
	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk		10

Part II.	Other Information	11
	Item 1. Legal Proceedings
	Item 2. Changes in Securities and Use of Proceeds
	Item 3. Defaults Upon Senior Securities
	Item 4. Submission of Matters to a Vote of Security Holders
	Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K		11

	Signatures	12

Condensed Consolidated Balance Sheet
(Dollars in thousands except per share data)

Assets	March 31, 2002 (1)	December 31, 2001
Current Assets
Cash and cash equivalents	$ 16,708	$ 16,609
Accounts receivable, net	1,115	517
Receivable from vendors	494	234
Prepaid expenses, inventory and other	1,342	1,959

Total current assets	19,659	19,319

Property and Equipment	36,713	36,411
Accumulated depreciation and amortization	(15,210)	(13,753)
Property and equipment, net	21,503	22,658
Goodwill, net	275	275
Investment in unconsolidated businesses	374	290
Other assets, net	721	646

Total assets	$ 42,532 =============	$ 43,188 =============
Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 2,874	$ 2,645
Accrued liabilities and other	2,525	2,270
Debt maturing in one year	22	26

Total current liabilities	5,421	4,941

Long-term debt	-	4
Minority equity interest	109	41

Shareholders' investment
Preferred stock
Common stock ($0.001 par value; 52,338,554 and 52,248,554 shares and
42,869,762 and 46,045,525 shares issued and outstanding, respectively)	52	52
Contributed capital	91,201	91,080
Warrants	2,105	2,105
Notes receivable from shareholders	(1,500)	(1,488)
Common stock in treasury, at cost (9,468,792 shares and 6,203,029 shares)	(15,473)	(13,013)
Accumulated deficit	(39,361)	(40,512)
Accumulated other comprehensive loss	(22)	(22)

Total shareholders' investment	37,002	38,202

Total liabilities and shareholders' investment	$ 42,532 =============	$ 43,188 =============
(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended March 31,
	2002 (1)	2001 (1)
Revenues
Laser refractive surgery	$ 18,763	$ 22,445
Other	45	45

Total revenues	18,808	22,490

Operating costs and expenses
Medical professional and license fees	3,778	4,497
Direct costs of services	7,514	9,301
General and administrative expenses	2,162	2,175
Marketing and advertising	3,104	3,411
Depreciation	1,458	1,386
Special charge reversal	(174)	0

Operating income	966	1,720

Equity in earnings from unconsolidated businesses	117	77
Minority equity interest	(67)	(4)
Interest (expense)	(2)	(4)
Interest income	137	301
Other income	-	5

Income before taxes on income	1,151	2,095

Income tax expense	-	796

Net income	$ 1,151 ==============	$ 1,299 ===============
Income per common share
Basic	$ 0.03	$ 0.03
Diluted	$ 0.03	$ 0.03

Weighted average shares outstanding
Basic	43,828	47,045
Diluted	43,859	47,607

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2002 (1)	2001 (1)
Cash flow from operating activities:
Net income	$ 1,151	$ 1,299
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,458	1,386
Warrant amortization	175	175
Deferred income taxes	-	796
Equity in earnings of unconsolidated affiliates	(117)	(77)
Special charge reversal	(174)
Changes in working capital:
Accounts receivable	(598)	920
Receivable from vendor	(260)	1,568
Prepaid expenses, inventory and other	617	(165)
Accounts payable	229	(3,978)
Accrued liabilities and other	427	795

Net cash provided by operations	2,908	2,719

Cash flow from investing activities:
Purchase of property and equipment	(302)	(727)
Purchase of short-term investments	-	(4,378)
Maturity of short-term investments	-	8,626
Loans to shareholders	(12)	(421)
Other, net	(181)	(228)

Net cash used in investing activities	(495)	2,872

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(8)	(97)
Shares repurchased for treasury stock	(2,460)	(1,066)
Exercise of stock options	121	53
Distribution of minority equity investees	33	-

Net cash used by financing activities	(2,314)	(1,110)

Increase in cash and cash equivalents	99	4,481

Cash and cash equivalents at beginning of period	16,609	19,692

Cash and cash equivalents at end of period	$ 16,708 =========	$ 24,173 ========

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three Months Ended March 31, 2002 and 2001

1. Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of December 31, 2001 and March 31, 2002; condensed consolidated Statements of Income for the three months ended March 31, 2002 and 2001; and condensed consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported. We suggest that these financial statements be read together with the financial statements and notes included in our annual report in Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes two primary excimer lasers: the Bausch & Lomb Technolas 217 and the VISX Star S2 laser. Substantially all of the revenues from our laser vision correction procedures are derived from our North American Centers.

Operating costs and expenses consist of:

- Medical professional and license fees, including per-procedure fees for the ophthalmologist performing laser vision correction and the license fee of $110 per procedure paid to VISX and Bausch & Lomb,

- Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our centers,

- General and administrative associated with corporate overhead costs,

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

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary. This means the accounts of our subsidiaries are combined with our accounts. We eliminate intercompany balances and transactions when we consolidate these accounts. Our condensed consolidated financial statements include the accounts of:

- LCA-Vision Inc.,

- LCA-Vision (Canada) Inc. and Subsidiaries, and

- The Baltimore Laser Sight Center, Ltd

Equity Method

We use the equity method to report investments in businesses where we hold 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

- our interest in the entity as an investment in our Condensed Consolidated Balance Sheets, and

- our percentage share of the earnings (losses) in our Condensed Consolidated Statements of Operations.

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC and Eyemed LCA Vision LLC and report our investments under the equity method.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired. Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life. The Company adopted Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. SFAS 142 discontinued the amortization of goodwill and requires companies to perform annual impairment test of goodwill. Application of the non-amortization provisions of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000. During January 2002, the Company completed the first of the required impairment tests of goodwill as of January 1, 2002, which indicated that the Company currently has no goodwill impairment.

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

Per Share Data

Basic per share data is income applicable to common shareholders divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shareholders divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options or warrants were exercised.

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2002	2001
Basic earnings per share
Net income	$1,151	$1,299
Weighted average shares outstanding	43,828	47,045
Basic earnings per share	$0.03	$0.03

Diluted earnings per share
Net income	$1,151	$1,299
Weighted average shares outstanding	43,828	47,045
Effect of dilutive securities
Stock options	31	539
Warrants	--	23
Weighted average common shares and potential dilutive shares	43,859	47,607
Diluted earnings per share	$0.03	$0.03

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

During the first quarter of 2002, $88,000 was expended to buyout the remainder of a facility lease. With the restructuring plan fully implemented, $174,000 remaining restructuring reserve was reversed in the first quarter.

Shareholders' Investment

Common Stock

During the three months ended March 31, 2002, 90,000 shares of common stock were issued as a result of exercised stock options. The average exercise price was $1.36 per share.

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

"MD&A" is an analysis of our operating results for the three months ended March 31, 2002 and 2001 and our financial condition as of March 31, 2002. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

Laser refractive surgery revenue generally includes three components: facility fee, royalty fee, and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for the three months ended March 31, 2002 and 2001 were (dollars in thousands):

	Three Months Ended
	March 31,
	2002	2001
Revenue	$18,763	$22,445
Less:
Medical professional and license fees	3,778	4,497

Contribution	$14,985	$17,948

The following table illustrates the growth of laser vision correction procedures performed at our centers.

	2002	2001
Q1	17,594	25,061
Q2		22,940
Q3		13,347
Q4		10,684
Year		72,032

Medical professional and license fees

Medical professional expenses decreased by $381,000 from the first quarter of 2001 due to lower procedure revenues. License fees were lower from first quarter 2001 by $351,000 as a result of lower procedure volume.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers. These direct costs decreased in the first quarter of 2002 by $1,787,000 compared to the first quarter of 2001, largely because of a decrease in salaries and fringe benefits as a result of cost reduction efforts in prior year and a decrease in laser rent due to purchase of lasers in 2001. Medical supplies decreased by $228,000 in the first quarter of 2002 from the first quarter of 2001 due to lower procedure volume. Exclusive of medical supplies, the average direct cost per center per month increased to $67,100 in the first quarter of 2002 from $65,600 in the fourth quarter of 2001. This increase is primarily due to increases in insurance expense and financing fees resulting from higher volume.

General and administrative

General and administrative expenses decreased by $4,000 in the first quarter of 2002 from the first quarter of 2001. Overall, most expenses compared to 2001 first quarter had decreased, in particular salaries and travel. This was offset by increases in insurance and state and local taxes.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $307,000 in the first quarter of 2002 from the first quarter of 2001. Compared to the fourth quarter of 2001, marketing and advertising expenditures decreased by $7,000.

Depreciation and amortization

Depreciation and amortization expense increased by $73,000 in the first quarter of 2002 from the first quarter of 2001 primarily by the result of purchase of lasers and other equipment that had been leased in the past.

Non-operating income and expenses

Equity earnings in unconsolidated businesses increased by $40,000 in the first three months of 2002 as compared with the first three months of 2001. A growth in the managed care business generated the increase in equity earnings.

Income Taxes

The Company utilized federal and state net operating loss carryforwards in the first quarter of 2002. Therefore, no income tax expense was recorded for the quarter.

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

During the first quarter of 2002, $88,000 was expended to buy out the remainder of a facility lease. With the restructuring plan fully implemented, $174,000 remaining restructuring reserve was reversed in the first quarter.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2002 was $2,908,000 which, when combined with beginning of year cash and short-term investment balances, was used to purchase property and equipment to fund the Company's treasury stock purchases.

As of March 31, 2002, we have cash and cash equivalents of $16,708,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan is a personal obligation of the borrower, and is evidenced by a promissory note. The interest rate on the notes is prime less one and one-half percent. The notes have a maximum term of three years, and contain provisions for early repayment. A total of $1,500,000 has been loaned under this program.

As of March 31, 2002 we maintained a $10,000,000 revolving credit facility with The Provident Bank. In addition to the $10,000,000 of unused credit under this facility, the Company has a $10,000,000 line of credit for the purpose of funding acquisitions which is subject to the full and absolute discretion of Provident Bank. Both of these credit arrangements expire June 30, 2002. It is our intent to renew this credit facility for another 12 months on comparable terms.

Factors That May Affect Future Results and Market Price of Stock

For a detailed discussion that may affect future results, please refer to the Company's last 10-K. No material new risks have developed since the filing of these reports.

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
Item 1 Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds.
None
Item 3. Defaults upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information.
None
Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
None
(b) Reports on Form 8-K
1) Form 8-K dated March 18, 2002, containing a press release announcing documented two-year clinical outcomes at the Company's wholly owned LasikPlus centers using the Bausch & Lomb Technolas 217 laser.
2) Form 8-K dated April 4, 2002, containing a press release reporting that 17,954 procedures were performed for the three months ended March 31, 2002, compared with 10,684 procedures in the fourth quarter of 2001.
3) Form 8-K dated April 9, 2002 containing a press release announcing the 10th anniversary of its entry into the fast-growing eyecare sector.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date: 5/8/02	/s/ Stephen N. Joffe
Stephen N. Joffe
Chairman and CEO

Date: 5/8/02	/s/ Alan Buckey
Alan Buckey
Chief Financial Officer