Form 10-Q
period 2002-06-30
LCA VISION INC
filed 2002-08-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-Q

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002.

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

Yes

X

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,964,762 outstanding shares as of  July 26, 2002.

LCA-VISION INC.

INDEX

Facing Sheet 1

Index 2

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2002 3
and December 31, 2001

Condensed Consolidated Statements of Income for the Three
and Six Months Ended June 30, 2002 and 2001 4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001 5

Notes to Condensed Consolidated Financial Statements 6

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk 10

Part II. Other Information 11

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K 12

Signatures 13

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	June 30, 2002 (1)	December 31, 2001
Current Assets
Cash and cash equivalents	$16,388	$16,609
Accounts receivable, net	876	517
Receivable from vendors	416	234
Prepaid expenses, inventory and other	1,081	1,959

Total current assets	18,761	19,319

Property and Equipment	36,731	36,411
Accumulated depreciation and amortization	(16,370)	(13,753)
Property and equipment, net	20,361	22,658
Goodwill, net	275	275
Investment in unconsolidated businesses	362	290
Other assets	559	646

Total assets	$40,318	$43,188

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$2,073	$2,645
Accrued liabilities and other	3,241	2,270
Debt maturing in one year	18	26

Total current liabilities	5,332	4,941

Long-term debt	-	4
Minority equity interest	154	41

Shareholders' investment
Preferred stock	-	-
Common stock ($0.01 par value; 52,433,554 and 52,248,554 shares and
42,964,762 and 46,045,525 shares issued and outstanding, respectively	52	52
Contributed capital	91,314	91,080
Warrants	2,105	2,105
Notes receivable from shareholders	(1,510)	(1,488)
Common stock in treasury, at cost (9,468,797 shares and 6,203,029 shares)	(15,473)	(13,013)
Accumulated deficit	(41,639)	(40,512)
Foreign currency translation adjustment	(17)	(22)

Total shareholders' investment	34,832	38,202

Total liabilities and shareholders' investment	$40,318	$43,188

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002 (1)	2001 (1)	2002 (1)	2001 (1)
Revenues
Laser refractive surgery	$ 16,187	$ 21,420	$ 34,950	$ 43,866
Other	81	4	126	48

Total revenues	16,268	21,424	35,076	43,914

Operating costs and expenses
Medical professional and license fees	3,548	4,470	7,325	8,966
Direct costs of services	7,271	9,141	14,786	18,463
General and administrative expenses	2,298	2,379	4,460	4,534
Marketing and advertising	4,106	3,249	7,211	6,659
Depreciation	1,492	1,438	2,950	2,824
Special charge reversal	-	-	(174)	-

Operating (loss) income	(2,447)	747	(1,482)	2,468

Equity in earnings from unconsolidated businesses	88	186	205	264
Minority equity interest	(46)	-	(113)	-
Interest (expense)	-	(3)	(2)	(8)
Interest income	142	305	280	606
Other income (expense)	8	(13)	8	(13)

(Loss) income before taxes on income	(2,255)	1,222	(1,104)	3,317

Income tax expense	23	467	23	1,263

Net (loss) income	$ (2,278)	$ 755	$ (1,127)	$ 2,054

(Loss) income per common share
Basic	$ (0.05)	$ 0.02	$ (0.03)	$ 0.04
Diluted	$ (0.05)	$ 0.02	$ (0.03)	$ 0.04

Weighted average shares outstanding
Basic	42,944	46,703	43,725	46,866
Diluted	42,944	47,319	43,725	47,444

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Six months ended June 30,
	2002 (1)	2001 (1)
Cash flow from operating activities:
Net income (loss)	$ (1,127)	$ 2,054
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,950	2,824
Warrant amortization	351	351
Deferred income taxes	-	1,263
Equity in earnings of unconsolidated affiliates	(205)	(264)
Special charge reversal	(174)	-
Other, net	(8)	-
Changes in working capital:
Accounts receivable	(359)	1,120
Receivable from vendor	(182)	1,796
Prepaid expenses, inventory and other	878	(54)
Accounts payable	(572)	(4,983)
Accrued liabilities and other	1,144	447

Net cash provided by operations	2,696	4,554

Cash flow from investing activities:
Purchase of property and equipment	(676)	(2,449)
Proceeds from sale of property and equipment	8
Purchase of short-term investments	-	(4,378)
Maturity of short-term investments	-	13,004
Loans to shareholders	(22)	(443)
Other, net	(122)	83

Net cash provided (used) in investing activities	(812)	5,817

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(12)	(120)
Shares repurchased for treasury stock	(2,460)	(1,910)
Exercise of stock options	234	76
Distribution from minority equity investees	133	153

Net cash used by financing activities	(2,105)	(1,801)

Increase (decrease) in cash and cash equivalents	(221)	8,570

Cash and cash equivalents at beginning of period	16,609	19,692

Cash and cash equivalents at end of period	$ 16,388	$ 28,262

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-VISION INC.

Notes to Condensed Consolidated Financial Statements

for the Three and Six Months Ended June 30, 2002 and 2001

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of December 31, 2001 and June 30, 2002; condensed consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2002 and 2001.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported.  We suggest that these financial statements be read together with the financial statements and notes in our annual report on Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism.   The Company currently utilizes three primary excimer lasers:  the Bausch & Lomb Technolas 217, the VISX Star S2/S3 lasers and the Alcon LADARVision.  Substantially all of the revenues from our laser vision correction procedures are derived from our North American Centers.

Operating costs and expenses consist of:

•

Medical professional and license fees, including per-procedure fees for the ophthalmologist performing laser vision correction and the license fee per procedure paid to Bausch & Lomb, VISX and Alcon

•

Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical  supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our centers

•

General and administrative associated with corporate overhead costs

•

Marketing and advertising costs

•

Depreciation and amortization of equipment and intangible assets recorded in the balance sheet

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

•

LCA-Vision Inc.,

•

LCA-Vision (Canada) Inc. and Subsidiaries, and

•

The Baltimore Laser Sight Center, Ltd.

Equity Method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

•

our interest in the entity as an investment in our Condensed Consolidated Balance Sheets, and

•

our percentage share of the earnings (losses) in our Condensed Consolidated Statements of Operations.

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC and Eyemed LCA Vision LLC and report our investments under the equity method.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired.  Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life.  The Company adopted Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform an annual impairment test of goodwill.  Application of the non-amortization provision of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000.  During January 2002, the Company completed the first of the required impairment tests of goodwill as of January 1, 2002, which indicated that the Company currently has no goodwill impairment.

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. These estimates and assumptions affect various matters including:

•

our reported amounts of assets and liabilities in our Condensed Consolidated Balance Sheets at the dates of the financial statements,

•

our disclosure of contingent liabilities at the dates of the financial statements, and

•

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

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Thee Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Basic earnings per share
Net (loss) income	$ (2,278)	$ 755	$ (1,127)	$ 2,054
Weighted average shares outstanding	42,944	46,703	43,725	46,866
Basic earnings (loss) per share	$ (0.05)	$ 0.02	$ (0.03)	$ 0.04

Diluted earnings per share
Net (loss) income	$ (2,278)	$ 755	$ 1,127	$ 2,054
Weighted average shares outstanding	42,944	46,703	43,725	46,866
Effect of dilutive securities
Stock options	-	585	-	551
Warrants	-	31	-	27
Weighted average common shares and potential dilutive shares	42,944	47,319	43,725	47,444
Diluted earnings per share	$ (0.05)	$ 0.02	$ (0.03)	$ 0.04

Shareholders' Investment

Common Stock

During the three months ended June 30, 2002, 95,000 shares of common stock were issued to individuals who exercised stock options. The average exercise price was $1.54 per share.

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

"MD&A" is an analysis of our operating results for the three and six months ended June 30, 2002 and 2001 and our financial condition as of June 30, 2002. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

In most locations, laser refractive surgery revenues are the global fees charged to our patients.  Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and six months ended June 30, 2002 and 2001 were (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Revenue	$ 16,187	$ 21,420	$ 34,950	$ 43,866
Less:
Medical professional and license fees	3,548	4,470	7,325	8,966
	$ 12,639	$ 16,950	$ 27,625	$ 34,900
Contribution Margin	78.1%	79.1%	79.0%	79.6%

The following table illustrates the volume of laser vision correction procedures performed at our centers.

	Consolidated
	2002	2001
Q1	17,594	25,061
Q2	14,794	22,940
Q3		13,347
Q4		10,684
Year		72,032

Medical professional expenses and license fees

Medical professional expenses decreased by $319,000 from the second quarter of 2001 due to lower procedure revenues.  License fees were lower from second quarter 2001 by $613,000 as a result of lower procedure volume.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers.  These direct costs decreased in the second quarter of 2002 by $1,870,000 compared to the second quarter of 2001, largely because of a decrease in salaries and fringe benefits as a result of cost reduction efforts in prior year, and a decrease in laser rent due to purchase of lasers in 2001.  Medical supplies decreased by $453,000 in the second quarter of 2002 from the second quarter of 2001 as a result of lower procedure volume.  Exclusive of medical supplies, the average direct cost per center per month decreased to $66,100 in the second quarter of 2002 from $67,100 in the first quarter of 2002.

General and administrative

General and administrative expenses decreased by $81,000 in the second quarter of 2002 from the second quarter of 2001, primarily due to salaries and travel and entertainment.  Costs have increased in insurance, state/local taxes and fringe benefits.

Marketing and advertising expenses

Marketing and advertising expenses increased by $857,000 in the second quarter of 2002 from the first quarter of 2002.  Compared to the first quarter of 2002, marketing and advertising expenditures increased by $1,002,000.   Expenditures on creative services increased in the second quarter of 2002.  We expect to benefit from the new advertising creative in the second half of 2002 as marketing and advertising expenditures should decrease from the levels spent in the first half of the year.

Depreciation and amortization

Depreciation and amortization increased by $54,000 in the second quarter of 2002 from the second quarter of 2001, primarily by the result of the purchase of lasers and other equipment that had been leased in the past.

Non-operating income and expenses

Short-term interest decreased $163,000 in the second quarter of 2002 from the second quarter of 2001 as a result of lower short-term investments and decrease in interest rates.

Income Taxes

The Company utilized federal and state net operating loss carryforwards in the second quarter of 2002.  Income tax expense of $23,000 is due to non-U.S. operations.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2002 was $2,696,000, which when combined with beginning-of-year cash and short-term investment balances, was used to purchase property and equipment and to fund the Company’s treasury stock purchases.

As of June 30, 2002 we have cash and cash equivalents of $16,388,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  A total of $1,510,000 has been loaned under this program since inception.

As of June 30, 2002 we maintained a $10,000,000 revolving credit facility with The Provident Bank (“Provident”).  In addition to the revolving credit facility, the company has a $10,000,000 credit commitment for funding acquisitions.  Both of these credit arrangements expire June 30, 2003.

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

Defaults upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2002.  The only matter submitted to the vote of the stockholders was the election of directors.  All incumbent directors were re-elected, with the following vote totals:

	Shares Voted For	Authority Withheld
Stephen N. Joffe	38,075,846	639,727
William O. Coleman	38,294,303	421,270
John H. Gutfreund	38,296,499	419,074
John C. Hassan	38,310,118	405,455

Item 5.

Other Information

None

Part II.

Other Information (continued)

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

None

(a)

Reports on Form 8-K

1)

Form 8-K dated April 26, 2002, containing a press release announcing that the Company will release 2002 first quarter financial results before market open on Wednesday, May 1, 2002.

2)

Form 8-K dated May 13, 2002, containing a press release announcing that all four members of its board of directors were unanimously re-elected by stockholders at the company’s annual meeting.

3)

Form 8-K dated June 6, 2002, containing a press release endorsing the new professional guidelines for patient selection issued by the Eye Surgery Education Council of the American Society of Cataract and Refractive Surgery.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date: August 8, 2002	/s/Stephen N. Joffe
Stephen N. Joffe
Chairman

Date: August 8, 2002	/s//s/Alan Buckey
Alan Buckey
Chief Financial Officer