Form 10-Q
period 2002-09-30
LCA VISION INC
filed 2002-10-25
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-Q

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

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

Yes

  X

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 42,964,762 shares as of October 24, 2002.

#

LCA-Vision Inc.

INDEX

Facing Sheet

1

Index

2

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2002

3

and December 31, 2001

Condensed Consolidated Statements of Income for the Three

4

and Nine Months Ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

5

September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

8

Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures

10

Part II.

Other Information

10

Item 1.

Legal Proceedings

Item 2.

Changes in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

12

#

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	September 30, 2002 (1)	December 31, 2001
Current Assets
Cash and cash equivalents	$ 17,722	$ 16,609
Accounts receivable, net	407	517
Receivable from vendor	273	234
Prepaid expenses, inventory and other	999	1,959

Total current assets	19,401	19,319

Property and Equipment	36,703	36,411
Accumulated depreciation and amortization	(17,530)	(13,753)
Property and equipment, net	19,173	22,658
Goodwill, net	275	275
Investment in unconsolidated businesses	335	290
Other assets	408	646

Total assets	$ 39,592	$ 43,188

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 2,406	$ 2,645
Accrued liabilities and other	2,959	2,270
Debt maturing in one year	14	26

Total current liabilities	5,379	4,941

Long-term debt	-	4
Minority equity interest	199	41

Shareholders' investment
Common stock ($0.01 par value; 52,433,554 and 52,248,554 shares and
42,964,762 and 46,045,525 shares issued and outstanding, respectively	52	52
Contributed capital	91,314	91,080
Warrants	2,105	2,105
Notes receivable from shareholders	(1,521)	(1,488)
Common stock in treasury, at cost (9,468,797 shares and 6,203,029 shares)	(15,462)	(13,013)
Accumulated deficit	(42,450)	(40,512)
Foreign currency translation adjustment	(24)	(22)

Total shareholders' investment	34,014	38,202

Total liabilities and shareholders' investment	$ 39,592	$ 43,188

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002 (1)	2001 (1)	2002 (1)	2001 (1)
Revenues
Laser refractive surgery	$ 13,462	$ 13,286	$ 48,412	$ 57,151
Other	-	2	126	50

Total revenues	13,462	13,288	48,538	57,201

Operating costs and expenses
Medical professional and license fees	2,465	2,531	9,791	11,497
Direct costs of services	7,341	8,101	22,127	26,565
General and administrative expenses	1,994	2,178	6,454	6,697
Marketing and advertising	2,968	3,021	10,179	9,680
Depreciation and amortization	1,508	1,401	4,458	4,239
Special charges	-	1,774	(174)	1,774

Operating loss	(2,814)	(5,718)	(4,297)	(3,251)

Equity in earnings from unconsolidated businesses	23	45	228	309
Minority equity interest	(44)	17	(157)	13
Interest (expense)	(1)	-	(3)	(7)
Investment (loss) income	(170)	208	110	814
Other income (expense)	(11)	(1)	(3)	(10)
Litigation Settlement	2,282	-	2,282	-

Loss before taxes on income	(735)	(5,449)	(1,840)	(2,132)

Income tax expense (benefit)	75	15,345	98	16,609

Net loss	$ (810)	$ (20,794)	$ (1,938)	$ (18,741)

Income per common share
Basic	$ (0.02)	$ (0.45)	$ (0.04)	$ (0.40)
Diluted	$ (0.02)	$ (0.45)	$ (0.04)	$ (0.40)

Weighted average shares outstanding
Basic	42,965	46,472	43,464	46,995
Diluted	42,965	46,472	43,464	46,995

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Nine months ended September 30,
	2002 (1)	2001 (1)
Cash flow from operating activities:
Net loss	$ (1,938)	$ (18,741)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,458	4,239
Deferred income taxes	-	16,606
Amortization of warrant	510	526
Equity in earnings of unconsolidated affiliates	(228)	(309)
Special charges	(174)	1,726
Other, net	3	-
Changes in working capital:
Accounts receivable	110	749
Receivable from vendor	(39)	1,789
Prepaid expenses, inventory and other	960	306
Accounts payable	(239)	(5,930)
Accrued liabilities and other	862	(715)

Net cash provided by operations	4,285	246

Cash flow from investing activities:
Purchase of property and equipment	(986)	(5,585)
Proceeds from sale of property and equipment	8	-
Purchase of short-term investments	-	(4,378)
Maturity of short-term investments	-	13,004
Loans to shareholders	(33)	(461)
Other, net	(114)	589
Currency translation adjustment	1	(75)

Net cash (used in) provided by investing activities	(1,124)	3,094

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(16)	(168)
Shares repurchased for treasury stock	(2,449)	(3,108)
Exercise of stock options and warrants	234	160
Distribution from (to) minority equity investees	183	203

Net cash used in financing activities	(2,048)	(2,913)

Increase in cash and cash equivalents	1,113	427

Cash and cash equivalents at beginning of period	16,609	19,692

Cash and cash equivalents at end of period	$ 17,722	$ 20,119

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three and Nine Months Ended September 30, 2002 and 2001

1.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of December 31, 2001 and September 30, 2002; condensed consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2002 and 2001.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported.  We suggest that these financial statements be read together with the financial statements and notes in our annual report on Form 10-K.

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

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary.  In addition, we are in compliance with EITF 97-2, for Professional Corporations.  For a professional corporation in which LCA-Vision Inc. has a controlling financial interest through a contractual management arrangement, financial statements are consolidated.  Our condensed consolidated financial statements include the accounts of:

•

LCA-Vision Inc.,

•

LCA-Vision (Canada) Inc. and Subsidiaries,

•

The Baltimore Laser Sight Center, Ltd, and

•

Columbus Eye Associates, Inc. (contract effective September 1, 2002)

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

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC (through June 30, 2002) and Eyemed LCA Vision LLC and report our investments under the equity method.

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

Per Share Data

Basic per share data is loss applicable to common shareholders divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shareholders divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options or warrants were exercised or convertible preferred stock were converted into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Basic loss per share
Net loss	$ (810)	$ (20,794)	$ (1,755)	$ (18,741)
Weighted average shares outstanding	42,965	46,472	43,464	46,995
Basic loss per share	$ (0.02)	$ (0.45)	$ (0.04)	$ (0.40)

Diluted loss per share
Net loss	$ (810)	$ (20,794)	$ (1,755)	$ (18,741)
Weighted average shares outstanding	42,965	46,472	43,464	46,995
Effect of dilutive securities
Stock options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares and potential dilutive shares	42,965	46,472	43,464	46,995
Diluted loss per share	$ (0.02)	$ (0.45)	$ (0.04)	$ (0.40)

Shareholders' Investment

None.

Segment Information

We operate in one segment:  laser refractive surgery.

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

"MD&A" is an analysis of our operating results for the three and nine months ended September 30, 2002 and 2001 and our financial condition as of September 30, 2002. It explains why our revenues and costs changed, our overall financial condition, and other matters.

Results of Operations - Revenues

Laser refractive surgery

In most locations, laser refractive surgery revenues are the global fees charged to our patients.  Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states which are not consolidated do not include the medical professionals fee component. The contribution from laser refractive surgery procedures for each of the three and nine months ended September 30, 2002 and 2001 were (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue	$13,462	$13,286	$48,412	$57,151
Less:
Medical professional and license fees	2,465	2,531	9,791	11,497
	$10,997	$10,755	$38,621	$45,654
Contribution Margin	81.7%	80.9%	79.8%	79.9%

The following table illustrates the number of laser vision correction procedures performed at our centers.

	Consolidated
	2002	2001
Q1	17,594	25,061
Q2	14,794	22,940
Q3	12,511	13,347
Q4		10,684
Year		72,032

Medical professional and license fees

Medical professional expenses increased by $169,000 from the third quarter of 2001 due to higher procedure revenue.  License fees were lower from third quarter 2001 by $313,000 as a result of lower procedure volume.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs to operate laser vision correction centers.  These direct costs decreased in the third quarter of 2002 by $760,000 over the third quarter of 2001, largely because of a decrease in salaries and fringe benefits as a result of cost-reduction efforts in prior year, and a decrease in laser and microkeratome rent due to purchases in 2001.  Costs have increased in patient financing fees and insurance.  Medical supplies decreased by $116,000 in the third quarter of 2002 from the third quarter of 2001.   Exclusive of medical supplies, the average direct cost per center per month increased to $68,000 in the third quarter of 2002 from $66,100 in the second quarter of 2002.

General and administrative

General and administrative expenses decreased by $184,000 in the third quarter of 2002 from the third quarter of 2001.  A reduction in salaries, professional fees, and travel and entertainment of $284,000 was partially offset by increase in insurance, state and local taxes, and shareholder communications.  Compared to second quarter 2002, general and administrative costs have decreased $304,000.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $53,000 in the third quarter of 2002 from the third quarter of 2001.  Compared to the second quarter of 2002, marketing and advertising expenditures decreased by $1,138,000 due to lower direct mail and media placement expenses.

Depreciation and amortization

Depreciation and amortization increased by $107,000 in the third quarter of 2002 from the third quarter of 2001, primarily as a result of the purchase of lasers and other equipment that had been leased in the past.

Non-operating income and expenses

Investment income decreased $378,000 in the third quarter of 2002 from the third quarter of 2001.  Part of this decrease, $65,000 is the result of lower short-term investments and a decrease in interest rates.  The remaining decrease, $313,000, is the result of a decrease in market value of the investment.   In August 2002, a settlement of $2,282,000 was received from the Pillar Point Partners’ class-action litigation.  Pillar Point Partners – a joint entity formed in 1995 by laser manufacturers VISX Inc. and Summit Technology Inc., now a subsidiary of Alcon Corporation – collected per-use royalties from all laser vision correction providers using their equipment.  Last year, the manufacturers agreed to settle the various lawsuits for $37.8 million.  Pillar Point was dissolved in July 1998, after the Federal Trade Commission filed an administrative complaint challenging the partnerships’ existence.

Income Taxes

Income tax expense of $75,000 was recorded in the third quarter of 2002 due to liability from non-U.S. operations.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2002 was $4,285,000, which exceeded cash expenditures for property and equipment of $986,000 and the Company’s repurchase of $2,449,000 of common stock.

As of September 30, 2002 we have cash and cash equivalents of $17,722,000.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  A total of $1,521,000 has been loaned under this program.

As of September 30, 2002 we maintained a $10,000,000 revolving credit facility with The Provident Bank (“Provident”).  In addition to the revolving credit facility, the company has a discretionary credit line of $10,000,000 to fund acquisitions.  Both of these credit arrangements expire June 30, 2003.

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

Item 4. Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer have reviewed, as of a date within 90 days of this filing, the disclosure controls and procedures that ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended,  is recorded, processed, summarized and reported in a timely and proper manner.  Based upon this review, the Company believes that there are adequate controls and procedures in place.  There are no significant changes in the controls or other factors that could affect the controls after the date of the evaluation.

Part II.

Other Information

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds.

None

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Number

Description

99

CEO / CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of  2002

(a)

Reports on Form 8-K

1)

Form 8-K, dated July 3, 2002, containing a press release reporting that 14,794 procedures were performed for the second quarter ended June 30, 2002, compared with 17,594 procedures for the first quarter 2002.

2)

Form 8-K dated July 19, 2002, containing a press release announcing that the Company will release 2002 second quarter financial results before market open on Friday, July 26, 2002.

3)

Form 8-K dated July 26, 2002, containing a press release reporting financial results for the three months and six months ended June 30, 2002.

4)

Form 8-K dated August 5, 2002, containing a press release announcing the opening of the Company’s 32nd U.S.-based LasikPlus facility to serve large Raleigh-Durham, NC metro area.

5)

Form 8-K dated September 10, 2002, containing a press release disclosing that it has received a $2,282,000 settlement, representing the Company’s share of a long-pending series of anti-trust class action suits brought against Pillar Point Partners.

6)

Form 8-K dated September 10, 2002, containing a press release announcing that it will present at the Wall Street Analyst Forum in New York on Friday, September 13, 2002.

7)

Form 8-K dated September 13, 2002, containing a press release announcing it will open the Company’s newest value-priced LasikPlus Center on Monday, September 30 to serve the more than one million people residing in metropolitan Louisville, Kentucky

8)

Form 8-K dated September 19, 2002, containing a press release announcing the unanimous approval of a 1 for 4 reverse stock split of the Company’s approximately 43 million common shares.

#

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date:  10/25/02

/s/Stephen N. Joffe

Stephen N. Joffe

President and Chief Executive Officer

Date:  10/25/02

/s/Alan H. Buckey

Alan H. Buckey

Chief Financial Officer

#

CERTIFICATIONS

Chief Executive Officer

I, Stephen N. Joffe, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of LCA-Vision Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 25, 2002

/s/ Stephen N. Joffe
Stephen N. Joffe

#

Chief Financial Officer

I, Alan Buckey, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of LCA-Vision Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

1.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

1.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 25, 2002

/s/Alan H. Buckey
Alan Buckey

#

Exhibit 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCA-Vision Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Stephen N. Joffe, Chief Executive Officer, and Alan Buckey, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Stephen N. Joffe

/s/Alan  H. Buckey

Stephen N. Joffe

Alan Buckey

Chief Executive Officer

Chief Financial Officer

#