Form 10-K
period 2002-12-31
LCA VISION INC
filed 2003-03-21
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________________________________________

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From

to

Commission file number 0-27610

LCA-Vision Inc.

_________________________________________________________________

(Exact name of registrant as specified in charter)

Delaware ______________________________________	11-2882328 ____________________________
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7840 Montgomery Road, Cincinnati, OH _____________________________________	45236 ___________	513-792-9292 ________________
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class ______________________________________	Name of each exchange on which registered __________________________________________
Common stock, par value $0.01 per share	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Securities Act of 1934).

Yes  [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $29,994,000.

The number of shares outstanding of the registrant's Common Stock as of March 20, 2003 was 10,743,109.

________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held May 19, 2003 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2002 FORM 10-K ANNUAL REPORT

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

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the "Company" or "LCA-Vision"), a Delaware Corporation, is the successor to two businesses which were founded and controlled by Stephen N. Joffe: Laser Centers of America, Inc. and Toronto Laservision Centre, Inc.  Laser Centers of America was founded in 1985 to assist hospitals in establishing and managing laser surgery centers, and Toronto Laservision was one of the earliest laser vision surgery centers in Canada, which approved refractive laser surgery several years prior to its introduction in the United States in 1995.

On August 18, 1997, we acquired all of the outstanding shares of Refractive Centers International, Inc., an operator of laser vision correction centers and a majority-owned subsidiary of the refractive laser manufacturer Summit Technology, Inc., in exchange for 4,226,394 newly issued shares of LCA-Vision common stock.

In 1998, we raised a total of $9,463,000 of equity capital through the issuance of a new class of convertible preferred stock to fund the continued growth of our business, and in July 1999 we raised an additional $37,300,000 of equity capital, after expenses, through a public offering of 1,250,000 shares of our common stock.

In 1996, our common stock began trading on the Nasdaq SmallCap Market, and following our public offering in 1999, it began trading on the Nasdaq National Market.

On November 12, 2002, shareholders of LCA-Vision Inc. approved a 1-for-4 stock split.  All shares and per share price/cost have been restated for the stock split effect to enable comparison of information.

In December 2002, the Company incorporated Lasik Insurance Company, Ltd. in Georgetown, Grand Cayman to insure for medical professional liability.

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

-

Hyperopia (farsightedness) -- images are focused behind the retina, resulting in the blurred perception of near objects

-

Astigmatism -- images are not focused on any point due to the varying curvature of the eye along different axes

Laser Vision Correction Procedures

Laser vision correction procedures are designed to reshape the outer layers of the cornea to correct refractive vision disorders by changing its curvature with an excimer laser, which eliminates or reduces the need for corrective lenses. Prior to the procedure, an assessment is made of the correction required to program the excimer laser. The software of the excimer laser then calculates the optimal number of pulses needed to achieve the intended correction using a specially developed algorithm. A speculum is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient's cornea for the procedure. The excimer laser emits energy in a series of pulses with each pulse lasting only several billionths of a second. High-energy ultraviolet light produced by the excimer laser creates a "non-thermal" ablation, which removes tissue and reshapes the cornea without damaging adjacent tissue. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness and steeper when corrected for farsightedness. In effect, the change made in the middle or periphery of the cornea is translated to the front surface of the cornea which results in vision correction. A series of patient follow-up visits are scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the laser vision correction procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.  The excimer lasers used in our U.S. centers are manufactured by VISX, Bausch & Lomb and Alcon.

Virtually all of our patients receive a procedure named Laser-Assisted In Situ Keratomileusis (LASIK). In LASIK, an FDA-approved automated microsurgical instrument called a microkeratome is used to create a thin corneal flap, which remains hinged to the eye. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient's prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction within the cornea. Because the surface layer of the cornea remains intact with LASIK, no bandage contact lens is required and the patient experiences minimal discomfort. LASIK has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day.  The LASIK procedure allows an ophthalmologist to treat both eyes of a patient during the same visit.

The Laser Vision Correction Market

 In 1995, the FDA approved the first laser to perform laser vision correction procedures in the U.S.  Currently, laser vision correction is one of the most widely performed elective surgical procedure in the United States.

# of Procedures in United States

[CHART ATTACHED AS PDF]

* Source:  Market Scope, February 17, 2003

The growth of laser vision correction procedures performed in the U.S. is attributable to many factors which include:

•

Word of Mouth -- As the number of procedures performed increases, so does the number of patients able to attest to the benefits of laser vision correction

•

Improved Procedure -- The LASIK procedure results in immediate improvement, minimal patient discomfort and recovery in a matter of days

•

Expanded Applications -- The excimer laser is now approved to treat the three most common types of refractive vision disorders: nearsightedness, farsightedness and astigmatism

Our Laser Vision Correction Centers

We currently operate 36 laser vision correction centers, 33 of which are located in metropolitan markets throughout the United States, two in Canada and one in Europe. Our centers are supported by credentialed board-certified ophthalmologists and optometrists. The ophthalmologists perform the laser vision correction procedures, and either ophthalmologists or optometrists carry out the pre-procedure evaluations and post-procedure follow-ups. We have performed over 250,000 laser vision correction procedures since 1991 and nearly all procedures are now LASIK.

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

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our centers.   In each market, we target a specific demographic group of potential patients that we believe is most likely to be interested in laser vision correction. Our marketing programs include print, television, radio, direct mail campaigns, internet marketing, as well as brochures and videos. Our public relations rely on placement of news stories in various media to highlight the opening of new centers or the availability of laser vision correction services within a specific market. In most advertisements, prospective patients are provided our web site address for LasikPlus, www.lasikplus.com, and a toll-free number, such as 1-888-529-2020 or 1-800-LASIKPLUS.   Our call center representatives screen prospective patients and record patient names and information into our centralized computer system for future mailings. Once patient information has been recorded, our representatives attempt to schedule eye evaluation appointments for prospective patients with the local center ophthalmologist or optometrist to determine whether the prospective patient is a candidate for laser vision correction. If a prospective patient elects not to proceed with a laser vision procedure following an initial evaluation, the prospective patient's name is kept on a follow-up mailing list and additional materials are sent to the patient for a certain period of time.

Attracting leading ophthalmologists and optometrists. We believe the most effective way to attract leading ophthalmologists and optometrists is to establish ourselves as a leading provider and operator of laser vision correction centers within the eyecare community.

Building and operating new laser vision correction centers. We plan to expand our business primarily through the development of new centers in desirable markets and within existing markets. In evaluating new and current markets for building a laser vision correction center, we evaluate population demographics, determine the number of existing excimer lasers and interview local ophthalmologists and optometrists. The targeted market must exhibit a potential for generating break-even procedure volume within the first 3 to 6 months after opening, including the necessary ophthalmologist and optometrist participation to support such levels. We seek to lease 2,400 to 5,000 square feet of space in professional office buildings located in high-volume traffic areas. In addition, we have developed standardized center plans and designs to be used in building each new center.

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

We Provide Our Patients With

Convenient access to highly credentialed ophthalmologists and optometrists. We focus on recruiting leading ophthalmologists and optometrists who have a reputation for providing quality eye care within their respective markets and have performed at least 2,000 laser vision correction procedures. Our ophthalmologists have completed extensive FDA-mandated training and also have met our rigorous qualification criteria, including a review of state licensure, board certification, malpractice insurance, historical procedure experience and clinical outcomes. In addition, all newly-recruited ophthalmologists are placed under the supervision of a more experienced laser vision correction ophthalmologist to closely monitor clinical outcomes and patient satisfaction.

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

Educational consultations and materials. The education process begins with our initial contact with the patient. All of our educational materials focus on information regarding vision correction procedures. Our call center personnel are trained to answer questions regarding procedures and have access to both an ophthalmologist to address more difficult inquiries and past patients to relate procedure experiences. Once in the center, potential patients receive a consultation focused on educating the patient on vision correction procedures, how the procedure corrects the specific refractive vision disorder that the patient presents with and what results the patient could expect after the procedure. Patients are given written materials and can view a video of the procedure or witness an actual procedure during their initial visit. We believe that an educated patient has realistic expectations and is therefore more satisfied with procedure results.

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

Competition

Laser vision correction, whether performed at one of our centers or elsewhere, competes with several surgical and non-surgical treatments to correct refractive vision disorders including eyeglasses, contact lenses, other types of refractive surgery and corneal implants. In addition, other technologies currently under development may ultimately prove to be more attractive to consumers than laser vision correction.

Eye care services in the U.S. are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care centers. Laser vision correction chains, like LCA-Vision, are a specialized type of multi-site eye care center that primarily provide laser vision correction. Among the laser vision correction center chains, we believe we are one of the largest providers in terms of number of centers in the U.S.

The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by other national operators of laser vision correction centers as well as with local operators and ophthalmologists who have purchased their own laser. Other public companies that operate laser centers in the U.S. include TLC Vision Corporation and NovaMed Eyecare, Inc.

In addition to competition from other chains of laser vision correction centers, we face competition from hospitals, surgical clinics and ophthalmologists, either as sole practitioners or as a group, who practice in the same geographic area as one of the centers.

Employees

As of December 31, 2002, we had 233 employees, 204 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced a work stoppage.

Trademarks

Not all of our trademarked names have been formally registered yet.  Where the trademark symbol is used, it is our intention to claim a trademark on such names under common law by using the "TM" symbol.  The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems. There are at least five companies, Bausch & Lomb, VISX, Alcon, Nidek and LaserSight, whose excimer laser systems have been approved by the FDA for commercial sale in the U.S.

Government Regulation

Our operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare. These include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by state and federal law.

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in appropriate circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in a limitation on or prohibition of our use of excimer lasers which in turn would have a material adverse effect on our business, financial condition and results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers' ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Bausch & Lomb and Alcon, or any other manufacturers that supply or may supply excimer lasers to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.

Internet

The Company’s website is www.lasikplus.com.  The Company makes available free of charge through a link provided at such website it’s Forms 10-K, 10-Q and 8-K as well as any amendments thereto.  Such reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission.  To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio  45236.

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

 Item 3. Legal Proceedings.

In the first quarter of 2002, in response to an informal request for information we received from the Federal Trade Commission, we supplied the FTC with documentation related to a number of advertisements we ran in prior years.  During the quarter ended September 30, 2002 the FTC informed us that they believed certain of our earlier advertisements violated the Federal Trade Commission Act because we lacked adequate substantiation for three specific claims made in the advertisements.  Although we believed that the claims in question were adequately substantiated when made, we determined that the cost of litigation contesting the FTC’s determination would be unacceptable, and we began the process of voluntarily negotiating an agreed Complaint and Agreement Containing Consent Order with the FTC.

On December 10, 2002, we signed the Agreement Containing Consent Order.  The FTC has not yet formally entered the Complaint and Agreement, but we expect the entry to occur in the near future.  This case is entitled In the Matter of LCA-Vision Inc., d/b/a LASIKPLUS, File No. 022-3098.  We agreed that in any future advertisements we would not represent in any manner that our LASIK surgery eliminates the need for glasses for life, poses significantly less risk to patients’ eye health than wearing glasses, or eliminates the risk of haloing.  The FTC did not impose any fine or other monetary penalty on us, and we do not believe the existence of the order will significantly impact our ability to do business.

In the opinion of management, currently there are no legal proceedings which may have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Since June 30, 1999 our common stock has been included for quotation on the Nasdaq National Market under the symbol "LCAV." From 1996 through June 29, 1999 our common stock was included for quotation on the Nasdaq Small Cap Market under the symbol "LCAV."  There were approximately 21,500 beneficial owners and  holders of record of our Common Stock on March 17, 2003.

The following table sets forth the range of high and low closing prices as reported by the Nasdaq National Market.  These quotations  reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2002		2001		2000
	High	Low	High	Low	High	Low

First Quarter	$7.24	$3.24	$13.38	$4.88	$24.75	$15.50
Second Quarter	7.40	4.20	12.60	9.76	20.00	9.75
Third Quarter	4.84	2.40	10.72	4.24	12.38	9.63
Fourth Quarter	2.92	1.96	4.48	2.48	11.38	4.00

We did not pay any cash dividends on our common stock during the three years ended December 31, 2002 and do not anticipate doing so in the future.

For a table displaying equity compensation plan information, please see item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters).

Item 6.

Selected Consolidated Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$ 61,838	$ 68,096	$ 63,450	$ 56,358	$ 32,508
Other	-	-	-	1,026	2,692
Total revenues	61,838	68,096	63,450	57,384	35,200
Operating costs and expenses:
Medical professional and license fees	12,270	13,626	15,542	22,930	13,700
Direct costs of services	28,796	33,616	27,218	16,113	12,526
General and administrative expenses	8,327	8,727	9,394	6,036	6,198
Marketing and advertising	12,823	12,732	14,565	5,671	2,183
Depreciation and amortization	5,997	5,625	3,839	2,964	3,521
Special Charges	(174)	1,774	-	(150)	10,500
Total expenses	68,039	76,100	70,558	53,564	48,628
Operating (loss) income	(6,201)	(8,004)	(7,108)	3,820	(13,428)
Equity in earnings from unconsolidated
businesses	241	372	49	316	354
Interest expense	(4)	(17)	(58)	(169)	(786)
Interest income	225	924	2,713	1,633	441
Litigation settlement	2,282	-	-	-	-
Other income (expense)	(195)	(61)	604	6	358
(Loss) income before taxes on income	(3,652)	(6,786)	(3,800)	5,606	(13,061)
Income tax expense (benefit)	174	16,589	(1,434)	(5,287)	157
Net (loss) income	(3,826)	(23,375)	(2,366)	10,893	(13,218)
Dividends to preferred shareholders	-	-	-	140	518
(Loss) income available to common shareholders	$ (3,826)	$ (23,375)	$ (2,366)	$ 10,753	$ (13,736)

Item 6.

Selected Consolidated Financial Data (continued).

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(amounts in thousands, except per share and procedure data)
(Loss) income per common share
Basic	$(0.35)	$(2.01)	$(0.19)	$0.89	$(1.46)
Diluted	$(0.35)	$(2.01)	$(0.19)	$0.84	$(1.46)
Weighted average shares used in computation
Basic	10,794	11,643	12,741	11,998	9,417
Diluted	10,794	11,643	12,741	12,729	9,417

Selected Operating Data
Laser vision correction procedures	57,104	72,032	59,144	33,266	19,791

	At December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data
Cash and cash equivalents	$18,298	$16,609	$19,692	$11,981	$6,496
Short-term investments	--	--	8,626	37,299	--
Working capital	12,965	14,378	24,063	49,212	3,577
Total assets	39,996	43,188	75,597	85,290	31,377
Debt maturing in one year	10	26	178	676	787
Total debt, excluding current portion	--	4	48	250	4,224
Accumulated deficit	(44,338)	(40,512)	(17,136)	(14,771)	(25,664)
Total shareholders' investment	32,112	38,202	65,045	80,045	23,199

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

Overview

We are a leading developer and operator of value-priced laser vision correction centers.  Our laser vision correction centers provide the facilities, equipment and support services for performing vision correction procedures using state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism. The Company currently utilizes three laser suppliers, Bausch & Lomb, VISX and Alcon for our excimer lasers in the U.S.  Substantially all of the revenues from our laser vision correction procedures are derived from our U.S. centers.

Our operating costs and expenses consist of:

-  Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fee per procedure paid to VISX, Bausch & Lomb and Alcon

-  Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our Centers

-  General and administrative, including headquarters staff expense and other overhead costs

-  Marketing and advertising costs

-  Depreciation and amortization of equipment and intangible assets recorded in the balance sheet

Sources of Revenues

The Company derived substantially all of its revenue for the last three years from the delivery of laser vision correction services.

Laser Refractive Surgery

Laser refractive surgery revenue generally includes three components: facility fees, license fees and medical professional fees. Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in these states do not include the medical professionals' fee component. The contribution from laser refractive surgery procedures for each of the three years ended December 31, 2002 is as follows (dollars in thousands):

	2002	2001	2000
Revenue	$61,838	$68,096	$63,450
Direct costs, medical professional and license fees	41,066	47,242	42,760
Contribution margin	$20,772	$20,854	$20,690

Our results of operations in any period are significantly affected by the number of laser vision procedures performed.

The following table details the number of laser vision correction procedures performed at our consolidated centers.

	2002	2001	2000
First quarter	17,592	25,061	12,504
Second quarter	14,797	22,940	13,888
Third quarter	12,511	13,347	16,341
Fourth quarter	12,204	10,684	16,411
Year	57,104	72,032	59,144

The average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,020 in the fourth quarter of 2001.  Average price per procedure increased again in the fourth quarter of 2002 to $1,090.

Operating Costs and Expenses

2002 Compared to 2001

The following table shows the dollar amount of increase (decrease) of operating expenses from 2001 to 2002 and the percent of revenues for each year (dollars in thousands):

	Increase	% of Revenue
	(Decrease)	2002	2001
Medical professional and license fees	(1,356)	19.8	20.0
Direct costs of services	(4,820)	46.6	49.4
General and administrative expenses	(400)	13.5	12.8
Marketing and advertising	91	20.7	18.7
Depreciation and amortization	372	9.7	8.3

License fees decreased by $1,457,000 in 2002 from the amount spent in 2001.  The decrease in license fees is due to lower procedure volume in 2002 versus 2001.  Enhancement expenses increased $123,000 as a result of a slightly higher enhancement rate.

Direct costs of services decreased $4,820,000 in 2002 versus 2001, because of cost reduction plans implemented in 2001, lower procedure volume in 2002, and decreased rent associated with equipment purchased off from operating leases at the end of 2001.  Exclusive of medical supplies, the average direct cost per month decreased to $65,242 in 2002 from $74,686 in 2001.  In the fourth quarter 2002, the average direct cost per month exclusive of medical supplies was $60,241.

General and administrative expenses decreased by $400,000 in 2002 from the amount expended in 2001.  Salaries/Benefits and Travel & Entertainment decreased $494,000 and $198,000, respectively, as a result of cost reduction efforts started in the prior year.  Warrant amortization was completed in 2002, resulting in a decrease of $192,000.  Office equipment costs were cut by $109,000 in 2002.  State and local taxes were reduced by $98,000 in 2002.  Offsetting these decreases were increases in insurance cost of $364,000 and shareholder communications of $290,000.  In the fourth quarter 2002, general and administrative expenses decreased by $120,000 compared to the third quarter 2002.

The increase in depreciation and amortization expense of $372,000 is primarily the result of the purchase of lasers and other equipment that had been leased in the past.

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses.  The cost of the plan was $1,375,000.   By the end of the first quarter 2002, the restructuring plan had been fully implemented and had a remaining balance of $174,000, which was reversed in the first quarter of 2002.

Other

Investment income decreased $699,000 in 2002 from 2001, as a result of lower interest rates and lower average invested cash.

In August 2002, a settlement of $2,282,000 was received from Pillar Point Partner’s class-action litigation.  Pillar Point Partners – a joint entity formed in 1995 by laser manufacturers VISX and Summit Technology Inc., now a subsidiary of Alcon Corporation – collected per-use royalties from all laser vision correction providers using their equipment.  The manufacturers agreed to settle the various lawsuits for $37.8 million.  Pillar Point was dissolved in July 1998 after the Federal Trade Commission filed an administrative complaint challenging the partnerships’ existence.

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

Direct costs of services include payroll, equipment lease and maintenance, facility rent and supply costs associated with providing our services.  Approximately $3,034,000 of the increase in direct costs of services related to more Centers being in operation in 2001 than were in operation in 2000.  An increase of $680,000 in consumable supplies was the result of higher procedure volumes.  The remaining increase in direct costs of services of $2,684,000 resulted from increase in the average cost to run a Center, which increased from $71,200 per center per month in 2000 to $83,000 per center per month in 2001.

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

Interest income decreased $1,789,000 as a result of lower rates and lower average invested balances.

Liquidity and Capital Resources

Cash, cash-equivalent and short-term investments total $18,298,000 at December 31, 2002, as compared to $16,609,000 at December 31, 2001.  Net cash provided by operating activities was $5,693,000.  Major uses of cash were $2,449,000 used under the common stock repurchase program and capital expenditures of $1,789,000.

Our line of credit with Provident Bank is $10,000,000.  At December 31, 2002, all of the line is available to us for borrowing.  We also have a $10,000,000 line of credit for the purpose of funding acquisitions which is subject to the full and absolute discretion of Provident Bank.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  As of December 31, 2002, a total of $1,532,000 has been loaned under this program.

At December 31, 2002 and 2001 we have federal net operating loss carryforwards for income tax purposes of $48,673,000 and $45,033,000, respectively.  These expire in varying amounts from 2007 until 2022.  Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought Refractive Centers International, Inc.  Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.

In December 2002, the Company purchased medical equipment that was being leased for $672,000.  This will result in a reduction in leased equipment expense of $734,000 with an increase in depreciation expense of $224,000 in 2003 as compared to 2002.

In January 2003, the Company opened a new center in Cleveland, Ohio.  During the remainder of 2003, the Company plans to expand into four to six new markets.  The estimated capital expenditures for this expansion will be approximately $1,000,000.

The ability to fund our marketing and advertising program, planned capital expenditures and new center rollouts depends on our future performance, which to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon our current level of operations and anticipated revenue growth, we believe that cash flow from operations, available cash and short-term investments, and available borrowing under the credit facility from Provident Bank will be adequate to meet these needs.

Factors That May Affect Future Results and Market Price of Stock

Our stock price is likely to be highly volatile.

The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

•

Actual or anticipated fluctuation in our results of operations

•

Changes in or our failure to meet securities analysts’ expectations

•

Technological innovations

•

Increased competition

•

Conditions and trends in the laser refractive surgery industry

•

General market conditions of the U.S. economy

•

Geopolitical risks that destabilize the world economy

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

Laser vision correction does not sustain broad market acceptance which would limit our profitability and growth.

We believe that our profitability and expansion depends largely on the continued acceptance of laser vision correction as a safe, effective treatment. There can be no assurance that laser vision correction will continue to be widely accepted by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive vision disorders. Continued acceptance of laser vision correction may be affected adversely by:

•

Concerns relating to its safety and effectiveness

•

General resistance to surgery of any type

•

The effectiveness of alternate methods of correcting refractive vision disorders

•

The lack of long-term follow-up data and the possibility involving patient outcomes from laser vision correction

•

Regulatory developments

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

We currently use three of these laser suppliers, Bausch & Lomb, VISX and Alcon for our excimer lasers in the U.S. If one or all three of these companies became unwilling or unable to supply us with excimer lasers, to repair or replace parts or to provide services, our business could be materially and adversely affected.

We are primarily dependent on Bausch & Lomb to provide the microkeratome, blades and other disposable items we provide to ophthalmologists for the most popular type of laser vision correction. There are a limited number of manufacturers of microkeratomes and there can be no assurance that microkeratomes and microkeratome blades will be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to increase our volume of the LASIK procedure.

Our business may be impaired due to government regulations which could restrict our equipment, services and relationships with ophthalmologists, optometrists, and other healthcare providers.

We and excimer laser manufacturers are subject to extensive federal, state and foreign laws, rules and regulations, including:

•

Restrictions on the approval, distribution and use of medical devices

•

Anti-kickback statutes

•

Fee-splitting laws

•

Corporate practice of medicine restrictions

•

Self-referral laws

•

Anti-fraud provisions

•

Facility license requirements and certificates of need

•

Conflict of interest regulations

•

Sales and use taxes

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

A partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. The laser vision correction procedures performed in our centers involve a potential risk of physical injury to patients. Such risk could result in product liability, malpractice or other claims brought against us based upon injuries or alleged injuries associated with a defect in a product's performance or malpractice by an ophthalmologist or technician. Some injuries or defects may not become evident for a number of years. Therefore, the operation of any excimer laser, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Although we have umbrella product and professional liability insurance in the amount of $10.0 million per occurrence and $10.0 million in the aggregate, we primarily rely and intend to continue to rely on ophthalmologists' professional liability insurance policies and manufacturers' insurance policies for product liability coverage. We require the ophthalmologists who use our centers to maintain certain levels of professional liability insurance.

The availability and the cost of professional liability insurance has increased significantly for many different reasons, many of which are outside the control of the Company.  A future increase in cost or lack of availability of coverage for the Company or the doctors could result in a material adverse effect on the Company’s business, financial condition and results of operations.

In December 2002, the Company formed a captive insurance company to insure professional liability exposure.  If actual claims materially exceed the actuarially projected claims, the Company could experience a material adverse event.

Critical Accounting Policies

In January 2002, the SEC issued FR-60 recommending that companies expand their disclosures related to critical accounting policies.  Significant accounting policies are disclosed in Note 1 of the financial statements, and critical account policies are discussed in the following paragraph.

Income Taxes

As a result of the Company’s operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company continues to record a full valuation reserve for deferred tax assets.  This reserve was established according to the requirements of SFAS No. 109 “Accounting for Income Taxes.”  Favorable changes in the Company’s operating profitability as a result of improved general economic conditions in the United States or otherwise, could impact the Company’s determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future.  The valuation reserve was $18,495,000 at December 31, 2002.

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

/s/ Stephen N. Joffe

/s/ Alan H. Buckey

Stephen N. Joffe

Alan H. Buckey

Chairman / Chief Executive Officer

Chief Financial Officer

and Executive Vice President

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

We have audited the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ investment, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/  Ernst & Young LLP

     Cincinnati, Ohio

     February 14, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of LCA-Vision Inc.

In our opinion, the accompanying consolidated statements of operations, shareholders' investment, and cash flows present fairly, in all material respects, the results of their operations and their cash flows of LCA-Vision Inc. for year December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

     Cincinnati, Ohio

     February 13, 2001

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS
	At December 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$ 18,298	$ 16,609
Accounts receivable, net	393	517
Receivable from vendors	337	234
Prepaid expenses, inventory and other	1,462	1,959

Total current assets	20,490	19,319

Property and equipment	37,301	36,411
Accumulated depreciation and amortization	(18,868)	(13,753)
Property and equipment, net	18,433	22,658

Goodwill, net	275	275
Deferred compensation plan assets	127	-
Investment in unconsolidated businesses	263	290
Other assets, net	408	646

Total assets	$ 39,996	$ 43,188

Liabilities and Shareholders’ Investment
Current liabilities
Accounts payable	$ 3,855	$ 2,645
Accrued liabilities and other	3,660	2,270
Debt maturing in one year	10	26

Total current liabilities	7,525	4,941

Long-term debt	-	4
Deferred Compensation Liability	129	-
Commitments and Contingencies	-	-
Minority equity interest	230	41

Shareholders’ investment
Common stock ($.001 par value; 13,110,306 and 13,064,056 shares and
10,743,109 and 11,513,299 shares issued and outstanding, respectively)	13	52
Contributed capital	91,474	91,080
Warrants	1,982	2,105
Notes receivable from shareholders	(1,532)	(1,488)
Common stock in treasury, at cost (2,367,197 shares and 1,550,757 shares)	(15,462)	(13,013)
Accumulated deficit	(44,338)	(40,512)
Accumulated other comprehensive loss	(25)	(22)
Total shareholders’ investment	32,112	38,202

Total liabilities and shareholders’ investment	$ 39,996	$ 43,188

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Revenues - Laser refractive surgery	$ 61,838	$ 68,096	$ 63,450

Operating costs and expenses
Medical professional and license fees	12,270	13,626	15,542
Direct costs of services	28,796	33,616	27,218
General and administrative expenses	8,327	8,727	9,394
Marketing and advertising	12,823	12,732	14,565
Depreciation and amortization	5,997	5,625	3,839
Special charges	(174)	1,774	-

Operating loss	(6,201)	(8,004)	(7,108)

Equity in earnings from unconsolidated businesses	241	372	49
Minority equity interest	(189)	(10)	(12)
Interest expense	(4)	(17)	(58)
Interest income	225	924	2,713
Other (expense) income, net	(6)	(51)	616
Litigation settlement	2,282	-	-

Loss before taxes on income	(3,652)	(6,786)	(3,800)

Income tax expense (benefit)	174	16,589	(1,434)

Net loss	$ (3,826)	$ (23,375)	$ (2,366)

Loss per common share
Basic and Diluted	$ (0.35)	$ (2.01)	$ (0.19)

Weighted average shares outstanding
Basic and Diluted	10,794	11,643	12,741

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Cash flow from operating activities
Net loss	$ (3,826)	$ (23,375)	$ (2,366)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,997	5,625	3,839
Warrant amortization	510	701	855
Deferred income taxes	-	16,606	(1,454)
Obligations due from shareholder and affiliate, net	-	-	127
Restructuring/impairment provision	(174)	1,774	-
Equity in earnings from unconsolidated businesses	(241)	(372)	(49)
Deferred compensation	129	-	-
Other, net	6	39	(17)
Changes in working capital, net of effects from acquisition of businesses
Accounts receivable	124	900	945
Receivable from vendor	(103)	2,046	(2,280)
Prepaid expenses, inventory and other	497	29	(17)
Accounts payable	1,210	(4,942)	5,129
Accrued liabilities and other	1,564	(1,024)	880
Net cash provided by (used in) operating activities	5,693	(1,993)	5,592

Cash flows from investing activities
Purchase of property and equipment	(1,789)	(7,061)	(15,597)
Proceeds from sale of property and equipment	8	5	113
Purchase of held-to-maturity investments	-	(4,378)	(52,756)
Maturities of held-to-maturity investments	-	13,004	81,429
Deferred compensation plan	(127)	-	-
Loans and advances to affiliated companies	-	-	(150)
Loans to shareholders	(44)	(475)	(1,013)
Other, net	(83)	610	(193)
Net cash (used in) provided by investing activities	(2,035)	1,705	11,833

Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(20)	(196)	(704)
Shares repurchased for treasury stock	(2,449)	(3,138)	(9,845)
Exercise of stock options and warrants	232	162	940
Distribution from minority equity investees	268	377	-
Other, net	-	-	(15)
Net cash used in financing activities	(1,969)	(2,795)	(9,624)

Increase (decrease) in cash and cash equivalents	1,689	(3,083)	7,801

Cash and cash equivalents at beginning of year	16,609	19,692	11,891

Cash and cash equivalents at end of year	$ 18,298	$ 16,609	$ 19,692

See Notes to Consolidated Financial Statement

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

	Years Ended December 31,
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)
Common Stock
Balance at beginning of year	13,064,056	52	13,030,019	52	12,880,415	52
Employee plans	46,250	-	34,037	-	149,604	-
Stock split - par value effect		(39)	-	-	-	-
Balance at end of year	13,110,306	13	13,064,056	52	13,030,019	52

Warrants
Balance at beginning of year	127,734	2,105	127,734	2,105	227,734	6,362
Expired warrants	(27,734)	(123)	-	-	-	-
Repurchased			-	-	(100,000)	(248)
Revalued			-	-	-	(4,009)
Balance at end of year	100,000	1,982	127,734	2,105	127,734	2,105

Notes Receivable from Shareholders
Balance at beginning of year		(1,488)		(1,013)		-
Increase in notes outstanding		(44)		(475)		(1,013)
Balance at end of year		(1,532)		(1,488)		(1,013)

Treasury Stock
Balance at beginning of year	(1,550,757)	(13,013)	(1,179,724)	(9,875)	(2,727)	(30)
Shares repurchased	(816,440)	(2,449)	(371,033)	(3,138)	(1,176,997)	(9,845)
Balance at end of year	(2,367,197)	(15,462)	(1,550,757)	(13,013)	(1,179,724)	(9,875)

Contributed Capital
Balance at beginning of year		91,080		90,918		88,407
Stock split - par value effect		39
Employee plans		235		161		939
Tax benefit from stock option exercise		-		-		1,571
Stock split fractional shares		(3)		-		-
Expired warrants		123		-		-
Other		-		1		1
Balance at end of year		91,474		91,080		90,918

Accumulated deficit
Balance at beginning of year		(40,512)		(17,137)		(14,771)
Net loss		(3,826)		(23,375)		(2,366)
Balance at end of year		(44,338)		(40,512)		(17,137)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		(22)		(5)		25
Translation adjustments		(3)		(17)		(30)
Balance at end of year		(25)		(22)		(5)

Total Shareholders' Investment		32,112		38,202		65,045

See Notes to Consolidated Financial Statements

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Description of Business and Summary of Significant Accounting Policies

Business

As of December 31, 2002, the Company owns and operates 32 LasikPlus laser vision correction facilities in the U.S., plus two centers in Canada and a joint venture in Europe.

We are a leading developer and operator of free-standing laser refractive surgery centers.  Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism.  The Company currently utilizes three primary excimer lasers:  the Bausch & Lomb Technolas 217, the VISX Star S2/S3 and the Alcon LADARVision.  Substantially all of the revenues from our laser vision correction procedures are derived from our North American Centers.

Operating costs and expenses consist of:

•

Medical professional and license fees, including per-procedure fees for the ophthalmologist performing laser vision correction and the license fee per procedure paid to Bausch & Lomb, VISX and Alcon

•

Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, costs related to other revenue and all other costs associated with providing services in our centers

•

General and administrative associated with corporate overhead costs

•

Marketing and advertising costs

•

Depreciation and amortization of equipment and intangible assets recorded in the balance sheet

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies - consolidation and the equity method.

Consolidation

We use consolidation when we own a majority of the voting stock of the subsidiary.  In addition, we are in compliance with EITF 97-2, for Professional Corporations, which requires consolidation where LCA-Vision Inc. has a controlling financial interest through a contractual management arrangement with the professional corporation.  Our condensed consolidated financial statements include the accounts of:

•

LCA-Vision Inc.

•

LCA-Vision (Canada) Inc. and Subsidiaries

•

The Baltimore Laser Sight Center, Ltd.

•

Columbus Eye Associates, Inc.  (contract effective September 1, 2002)

•

Lasik Insurance Company, Ltd. (captive insurance entity)

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

We own 43% of Silmalaseri Oy and 50% of Cole/LCA-Vision LLC (through June 30, 2002) and Eyemed/LCA-Vision LLC, and report each of these investments under the equity method.

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles.  Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may differ significantly from management’s expectations.  These estimates and assumptions affect various matters including:

•

Allowance for doubtful accounts – patient financing

•

Enhancement accrual

•

Deferred income taxes – valuation allowance

•

Loss reserves - insurance captive

Cash and Cash Equivalents

For the purpose of reporting our cash flows, we consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Trade Receivables

Trade receivables are comprised primarily of amounts owed to the Company from patients and from professional corporations -  $624,000 at December 31, 2002 and $594,000 at December 31, 2001.  Trade receivables are presented net of allowance for doubtful accounts of $231,000 and $77,000 at December 31, 2002 and 2001 respectively.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the business over the fair value of the identifiable net assets acquired.  Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life.  The Company adopted Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets” effective January 1, 2002.  SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform an annual impairment test of goodwill.  Application of the non-amortization provision of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000 in 2002.  The impairment tests of goodwill as of December 31, 2002 indicated that the Company currently has no goodwill impairment.

Depreciation and Amortization

We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building, 5 to 31 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations using the straight-line method based on the lesser of the useful life of the improvement or the lease term.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment; discounted cash flows are used to determine the amount of impairment.

Depreciation Expense

The amount of depreciation expense recorded in the consolidated statements of operations is as follows (dollars in thousands):

Year	Depreciation
2000	$3,541
2001	5,497
2002	5,997

Financial Instruments

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments. Our policy is to place our temporary cash investments in overnight repurchase agreements with The Provident Bank, the financial institution that provides our lines of credit.

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, trade receivables and accounts payable approximate their fair values due to their short term maturities.

Income Taxes

The provisions for income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As a result of the Company’s operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company continues to record a full valuation reserve for deferred tax assets, which reserve was established according to the requirements of SFAS No. 109.  Favorable changes in the Company’s operating profitability as a result of improved general economic conditions in the United States or otherwise, could impact the Company’s determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future.

Revenue Recognition

We recognize revenues as services are performed.  In states where the physicians are employed by professional corporations, the Company provides management, marketing and administrative services in return for management fees.  Management fee revenue is equal to the net revenue of the professional corporation less amounts retained by the physician group.  Management fee revenue accounted for 30% of total refractive surgery revenue in 2002, up from 25% in 2001.

Approximately 70% of the Company’s laser refractive surgery revenues in 2002 were generated in Company-owned laser centers.  Net revenues in a Company-owned center represent the amount charged to patients less any applicable discounts.  Company-owned centers accounted for 75% of laser refractive surgery revenues in 2001.

Stock-Based Compensation

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the three years ended December 31, 2000 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Years ended December 31,
		2002	2001	2000
Net loss	As reported	$(3,826)	$(23,375)	$(2,366)
	Pro forma	(5,676)	(25,690)	(7,200)

Diluted per share loss	As reported	$(0.35)	$(2.01)	$(0.19)
	Pro forma	(0.53)	(2.21)	(0.57)

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	84 – 124%	101%	97%
Risk free interest rate	2.03 – 4.58%	4.51 - 4.77%	5.26-6.69%
Expected lives (in years)	1 to 5	3 to 5	3 to 5

Additional information on options is included in footnote 8, and additional information on warrants is included in footnote 2.

Marketing and Advertising Expenditures

Marketing and advertising expenditures are expensed as incurred, except for the costs associated with direct mail.  Direct mail costs are expensed upon mailing.

New Accounting Pronouncements

In January 2002, the SEC issued FR-60 recommending that companies expand their disclosures related to Critical Accounting Policies.  In response to FR-60, disclosure of accounting policies in the notes to the financial statements in MD&A has been enhanced.  Note 1 to the financial statements and the Critical Accounting Policies section of MD&A will contain discussions regarding all significant accounting policies used.

Per Share Data

Basic per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding. Diluted per share data is earnings or loss applicable to common shareholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The table shows how we calculated diluted earnings per share and diluted shares outstanding for the year ended December 31, 2002, 2001 and 2000 (amounts in thousands, except per share amounts).

	2002	2001	2000
Basic EPS
Net loss applicable to common stock	$ (3,826)	$ (23,375)	$ (2,366)

Weighted average shares outstanding	10,794	11,643	12,741

Basic loss per share	$ (0.35)	$ (2.01)	$ (0.19)

Diluted EPS
Net loss applicable to common stock	$ (3,826)	$ (23,375)	$ (2,366)

Weighted average common shares and
potential dilutive shares	10,794	11,643	12,741

Diluted loss per share	$ (0.35)	$ (2.01)	$ (0.19)

The weighted average shares for the years ended December 31, 2002, 2001 and 2000 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would result in a reduced loss per share.  The number of unexercised options and warrants as of December 31, 2000, December 31, 2001 and December 31, 2002 was:

	2002	2001	2000
Options	915,201	914,819	1,048,644
Warrants	100,000	127,734	127,734
	1,015,201	1,042,553	1,176,378

2.

Shareholders' Investment

Common Stock

We are authorized to issue up to 27.5 million shares of common stock.  The  number of shares reserved for future issuance is 2,214,907 which includes 2,114,907 shares under stock option plans and 100,000 shares for stock warrants.

Preferred Stock

At December 31, 2002, there are no shares of preferred stock issued and outstanding.

Treasury Stock

At December 31, 2002, there were 2,367,197 shares of common stock held in treasury.  The Board of Directors previously authorized management to buy back 1,250,000 shares of common stock.  As of December 31, 2002, 135,530 shares remain to be purchased.

On January 31, 2002, 1,632,881 shares of LCA-Vision common stock were purchased from Summit Autonomous, a subsidiary of Alcon Holdings Inc. for approximately $4,898,000.  The transaction was split equally between the Company share repurchase program and members of LCA-Vision’s senior management and Board of Directors.

Notes Receivable from Shareholders

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  Interest is accrued and added to the outstanding principal balance.  The notes have a maximum term of three years, and contain provisions for early repayment.  As of December 31, 2002, a total of $1,532,000 has been loaned under this program

Warrants

During 1999, we issued warrants to purchase a total of 231,250 shares of common stock at prices ranging from $8 to $48 per share. The warrants were issued to an investment banking firm and a joint venture partner.

Warrants for 3,516 shares have been exercised.  Warrants to purchase 27,734 shares expired in 2002.   Warrants to purchase 200,000 shares at $48 per share were issued during the third quarter of 1999 of which 100,000 are exercisable through June 30, 2003; the remaining warrants were repurchased in the third quarter of 2000 for $310,000.

The vested warrants result in prepaid expense for book purposes, using the Black-Scholes method, of $2,105,000. This amount was amortized over a three year period which coincides with the term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit.

Amortization of $510,000 is recorded in our 2002 Consolidated Statement of Operations, $701,000 is recorded in our 2001 Consolidated Statement of Operations, and $853,000 of amortization is recorded in our 2000 Consolidated Statement of Operations.

3.

Special Charges

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses.  The cost of the plan was $1,375,000 which is comprised of a $535,000 restructuring charge and an $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed.  The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

As of December 31, 2001, the balance of the restructuring accrual was $262,000 which related to future facility rent payments and is included in accrued liabilities and other in the Consolidated Balance Sheet.  During the first quarter 2002, $88,000 was expended to buy out the remainder of a facility lease.  With the restructuring plan fully implemented, the remaining reserve of $174,000 was reversed in the first quarter 2002.

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

The Provident facility, as amended, matures on June 30, 2003. The facility can be used to support up to $2,000,000 of letters of credit issued by Provident. Borrowings under the working capital portion of the facility bear interest at Provident's prime rate.  Substantially all of our assets at December 31, 2002 are pledged as collateral.

The credit facility, for which there is no formal compensating balance, requires us to pay a commitment fee of .25% based on the unused portion. At December 31, 2002 we had $10,000,000 available to us under the credit facility.

The credit facility requires us to maintain tangible net worth of at least $30,000,000.

5.

Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses was $263,000 and $290,000 at December 31, 2002 and December 31, 2001, respectively.   At December 31, 2002, we had investments in Silmalaseri Oy in Helsinki, Cole/LCA-Vision LLC and Eyemed/LCA-Vision LLC.

Combined summary financial information for these investments follows (dollars in thousands):

	December 31,
	2002	2001
Financial Position:
Current assets	$377	$322
Total assets	545	467
Total liabilities	267	174
Members' equity	278	293

Operating Results:
Revenue	$1,559	$2,019
Net income	497	695

6.

Income Taxes

The components of income tax expense (benefit) for the three years ended December 31, 2002 are presented in the following table (dollars in thousands):

	2002	2001	2000
Current:
Federal	$ --	$ --	$(1,441)
State and local	--	--	(568)
Foreign	174	--	18
Total	174	--	(1,991)

Deferred:
Federal	(880)	(1,393)	443
State and local	8	(7)	114
Total	(872)	(1,400)	557

Income tax (benefit) expense	(698)	(1,400)	(1,434)
Valuation allowance increase	872	17,989	--

Net income tax (benefit) expense	$174	$16,589	$(1,434)

As a result of the Company’s operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001.  The Company’s operating losses continued in 2002 and the uncertainties continued to exist, such that it was not more-likely-than-not that the deferred tax assets would be realized at this time.  This valuation reserve was established according to the requirements of SFAS No. 109, “Accounting for Income Taxes.”

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

Pretax income (loss) for the last three years has been:

	2002	2001	2000
Domestic	$(3,925)	$(6,224)	$(3,588)
Foreign	273	(563)	(212)
Total	$(3,652)	$(6,787)	$(3,800)

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities.  Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

	December 31
	2002	2001
Deferred tax assets:
Net operating loss carryforward	$18,772	$17,454
Accounts receivable	90	283
Equity investments	293	64
Other	251	195
Total deferred tax assets	19,406	17,996
Valuation allowance	(18,861)	(17,989)
Deferred tax assets, net of valuation allowance	545	7

Deferred tax liabilities – property and equipment	(545)	(7)

Net deferred tax assets	$ --	$ --

The following table shows the principal reasons for the difference between the statutory federal income tax rate of 34% and the tax benefit shown in our Consolidated Statements of Operations (dollars in thousands):

	2002	2001	2000

Tax at statutory federal rate	$(1,242)	$(2,307)	$(1,134)
State income taxes, net of federal benefit	5	(4)	(294)
Amortization of intangibles and other non-deductible items	201	401	--
Foreign income tax	174	--	18
Change in valuation allowance	872	17,989	--
Other	164	510	(24)

Income tax provision (benefit)	$174	$16,589	$(1,434)

At December 31, 2002 and 2001 we have federal net operating loss carryforwards for income tax purposes of $48,765,000 and $45,033,000, respectively.  These expire in varying amounts from 2007 until 2022.  Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired when we bought Refractive Centers International, Inc.  Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.

7.

   Leasing Arrangements

We lease office space for our centers and equipment for use in our operations under both capital and operating leases. Capital leases were primarily used for financing the lasers in our first five centers.  Currently we use a combination of operating leases and outright purchases for laser acquisition.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2002
	Capital Leases	Operating Leases
Year
2003	$10	$3,042
2004	--	3,070
2005	--	2,234
2006	--	1,157
2007	--	382
Beyond 2007	--	408
Total minimum rental commitment	$10	$10,293

Total rent expense under operating leases amounted to $4,352,000 in 2002; $6,770,000 in 2001; and $6,662,000 in 2000.

8.

Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we make discretionary contributions to the participants' accounts. We made contributions of  $0 in 2002;  $18,066 in 2001; and $20,000 in 2000.

Stock Option Plans

We have three stock incentive plans, the 1995 Long Term Stock Incentive Plan ("1995 Plan"), the 1998 Long Term Stock Incentive Plan ("1998 Plan") and the 2001 Long Term Stock Incentive Plan (“2001 Plan).  A maximum of 625,000 shares are reserved for the 1995 Plan, 1,250,000 shares are reserved for the 1998 Plan and 625,000 shares are reserved for the 2001 plan. The Compensation Committee of the Board of Directors administers all Stock Option Plans.

The Plans permit us to issue incentive and/or nonqualified stock options to purchase shares of common stock, stock appreciation rights, and stock awards to employees and consultants. The 1998 Plan is used to grant stock options to our non-employee directors. Non-employee directors receive an option to purchase 18,750 shares of our common stock upon initial election or appointment and an automatic option grant of 3,125 shares upon reelection. Prior to our shareholders approving the 1998 Plan, we granted our non-employee directors stock options under the LCA-Vision Inc. Directors' Nondiscretionary Stock Option Plan which was discontinued in 1998.

Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted have generally been exercisable over 3 to 5 years and the maximum term is 10 years from the date of grant.

The following table summarizes the status of our 1995, 1998 and 2001 Plans:

	Stock Options	Exercise Price
Outstanding at 12/31/99	849,114	$9.76
Granted	587,563	13.12
Exercised	(149,104)	6.32
Cancelled/forfeited	(315,179)	4.12

Outstanding at 12/31/00	972,394	13.92
Granted	138,875	10.76
Exercised	(33,788)	4.72
Cancelled/forfeited	(238,909)	12.84

Outstanding at 12/31/01	838,572	14.08
Granted	164,375	5.25
Exercised	(46,250)	5.09
Cancelled/forfeited	(117,746)	14.47

Outstanding at 12/31/02	838,951	12.80

Options exercisable,
December 31,
2000	238,356	12.36
2001	405,941	13.76
2002	502,406	14.37

The following table summarizes information about the stock options granted under the 1995, 1998 and 2001 Plans that are outstanding at December 31, 2002:

Stock Options Outstanding			Stock Options Exercisable
		Weighted-average
Range of	# Outstanding	remaining	Weighted-average	# Exercisable	Weighted-average
exercise prices	as of 12/31/02	contractual life	exercise price	as of 12/31/02	exercise price

$2.40 - $5.00	87,083	5.69	$4.48	65,833	$4.42
$5.32 - $5.32	109,501	9.16	5.32	27,767	5.32
$5.38 - $6.00	90,097	7.13	5.55	45,080	5.57
$7.00 - $11.00	117,500	8.11	10.54	59,834	10.52
$11.25 - $12.00	98,750	7.59	11.78	68,746	11.80
$12.28 - $16.00	90,063	7.25	15.38	40,233	15.62
$16.12 - $18.75	92,500	6.94	17.59	74,996	17.46
$19.00 - $27.75	90,957	7.05	20.84	57,417	20.86
$28.00 - $28.00	50,000	6.68	28.00	50,000	28.00
$44.50 - $44.50	12,500	6.52	44.50	12,500	44.50
$2.40 - $44.50	838,951	7.38	12.80	502,406	14.37

At December 31, 2002 a total of 1,275,956 shares are available for granting stock options under the 1995, 1998 and 2001 Plans.

The following table is a summary of the status of our discontinued Directors Nondiscretionary Stock Option Plan:

	Stock Options	Weighted-average Exercise Price
Outstanding, December 31, 2000, 2001, 2002	76,250	$17.68

As of December 31, 2002, a total of 76,062 options with a weighted-average exercise price of $17.68 are exercisable under this discontinued plan.

The weighted-average fair value of options granted was $5.24 per option during 2002; $7.12 per option during 2001; and $10.48 per option during 2000.

9.

Commitments and Contingencies

In the opinion of management there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

10.

Litigation Settlement

In August 2002, a settlement of $2,282,000 was received from Pillar Point Partner’s class-action litigation.  Pillar Point Partners – a joint entity formed in 1995 by laser manufacturers VISX and Summit Technology Inc., now a subsidiary of Alcon Corporation – collected per-use royalties from all laser vision correction providers using their equipment.  The manufacturers agreed to settle the various lawsuits for $37.8 million.  Pillar Point was dissolved in July 1998 after the Federal Trade Commission filed an administrative complaint challenging the partnerships’ existence.

11.

Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information
At December 31,
2002	2001
Property and Equipment
Land	$375	$375
Building and improvements	5,660	5,660
Leasehold improvements	5,385	5,079
Furniture and fixtures	2,841	3,087
Equipment	22,517	21,711
Equipment under capital leases	494	494
37,272	36,406
Accumulated depreciation	(18,868)	(13,753)
Construction in progress	29	5
$18,433	$22,658

Cash Flow Information
For the Year Ended December 31,
2002	2001	2000
Cash paid during the year for
Interest	$4	$17	$46
Income taxes	23	--	2

Other Comprehensive Loss Information
Comprehensive loss:
Loss applicable to common stock	$(3,826)	$(23,375)	$(2,366)
Other comprehensive loss, net of income tax -
currency translation adjustments	(3)	(17)	(30)
Total comprehensive loss	$(3,829)	$(23,392)	($2,396)

Segment Information

We operate in one segment – laser refractive surgery.

12. Quarterly Financial Data (unaudited)  (1)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2002 Quarters				2001 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$18,808	$16.268	$13,462	$13,300	$22,490	$21,424	$13,288	$10,894
Operating (loss) income	966	(2,447)	(2,814)	(1,905)	1,720	747	(5,718)	(4,753)
Net Income (loss)	1,151	(2,278)	(810)	(1,888)	1,299	755	(20,794)	(4,635)
Earnings (loss) per share
Basic	$0.11	$(0.21)	$(0.08)	$(0.18)	$0.11	$0.06	$(1.79)	$(0.40)
Diluted	$0.10	$(0.21)	$(0.08)	$(0.18)	$0.11	$0.06	$(1.79)	$(0.40)

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

On March 30, 2001, we engaged the certified public accounting firm of Ernst & Young LLP to serve as our principal independent accounting firm to audit our financial statements for the year ended December 31, 2001.  Prior to the engagement of Ernst & Young LLP, we did not consult with such firm on any accounting, auditing or financial reporting issue.  Representatives of Ernst & Young LLP will be present at the Annual Meeting with an opportunity to make a statement if they desire to do so and to respond to questions from the stockholders.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 19, 2003.

Item 11.   Executive Compensation.

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 19, 2003. The information specified on item 402(k) and (1) of regulation S-K and set forth in the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 19, 2003 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 19, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	838,951	12.80	1,275,956
Equity compensation plans not approved by security holders	176,250	34.88	0
Total	1,015,201	16.63	1,275,956

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 19, 2003.

Item 14.  Controls and Procedures.

(a)

Evaluation Of Disclosure Controls And Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)

Changes In Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation of internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)

List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Reports of Independent Auditors and Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for each of the three years ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002

Consolidated Statements of Shareholders' Investment for each of the three years ended December 31, 2002

(a)(2)

List of Schedules

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

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

September 25, 1998

10(k)

Amendment to Cash Flow Covenant dated December 21, 1998

10(l)

Amendment to Loan Agreement dated September 30, 1999

10(m)

Second Amendment to Loan Agreement dated November 30, 2001

10(n)

Third Amendment to Loan Agreement Dated June 30, 2002

10(o)

Fourth Amendment to Loan Agreement Dated December 31, 2002

10(p)

Promissory Note between Registrant and The Provident Bank

21

Subsidiaries of Registrant

23

Consent of Ernst & Young LLP

23(a)

Consent of PricewaterhouseCoopers LLP

24

Powers of Attorney

Note D

99

Section 906 Certification

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

(b)

 Reports on Form 8-K

1)

Form 8-K, dated October 16, 2002, containing a press release announcing that the Company will release 2002 third quarter financial results before market open on Friday, October 25, 2002.

2)

Form 8-K, dated October 25, 2002, containing a press release reporting third quarter revenues of $13,462,000, on volume of 12,511 laser vision correction procedures.

3)

Form 8-K, dated November 12, 2002, containing a press release announcing shareholders’ approval of a 1-for-4 stock split recommended by the Company’s Board of Directors on September 19, 2002.

4)

Form 8-K, dated November 26, 2002, containing a press release announcing that it will participate in the CCBN Virtual Healthcare Conference on December 10, 2002 at 11:15 a.m.

5)

Form 8-K, dated December 10, 2002, containing a press release giving investors listening to this morning’s webcast of the CCBN Virtual Healthcare Conference a positive update on the outlook for the fourth quarter of 2002 and full-year 2003.

6)

Form 8-K, dated January 13, 2003, containing a press release announcing the opening of the Company’s newest LasikPlus Center, it’s 33rd U.S. facility, which will serve patients throughout the Greater Cleveland marketing area.

7)

Form 8-K, dated January 28, 2003, containing a press release announcing that it will participate in the UBS Warburg Global Healthcare Services Conference scheduled for 3:00 p.m. EST on February 3, 2003 at the Plaza Hotel in New York City.

8)

Form 8-K, dated February 3, 2003, containing a press release announcing that it will provide 2003 earnings guidance at the UBS Warburg Global Healthcare Services Conference scheduled for 3:00 p.m. EST today at the Plaza Hotel in New York City.

9)

Form 8-K, dated February 11, 2003, containing a press release announcing that the Company will release 2002 financial results before market open on Wednesday, February 19, 2003.

10)

Form 8-K, dated February 19, 2003, containing a press release reporting a 22% increase in fourth quarter revenues to $13,300,000 on procedure volume of 12,204.  A year ago, the Company reported revenues of $10,894,000 on fourth quarter volume of 10,684.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LCA-Vision Inc., the Registrant, has duly caused this report on Form 10-K dated March 21, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date:

March 21, 2003

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

Chairman and Chief Executive Officer

March 21, 2003

Stephen N. Joffe

Principal Financial and Accounting Officer:

Chief Financial Officer

/s/ Alan H. Buckey

Executive Vice President

March 21, 2003

Alan H. Buckey

Directors:

Date:

/s/ Stephen N. Joffe

Director

March 21, 2003

Stephen N. Joffe

/s/ William O. Coleman

Director

March 21, 2003

William O. Coleman

/s/ John H. Gutfreund

Director

March 21, 2003

John H. Gutfreund

/s/ John C. Hassan

Director

March 21, 2003

John C. Hassan

CERTIFICATIONS

I, Stephen N. Joffe, certify that:

1. I have reviewed this annual report on Form 10-K of LCA-Vision Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ Stephen N. Joffe

Chairman and Chief Executive Officer

Date

Signature

Title

CERTIFICATIONS

I, Alan H. Buckey, certify that:

1. I have reviewed this annual report on Form 10-K of LCA-Vision Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

/s/ Alan H. Buckey

Chief Financial Officer

Date

Signature

Title