Form 10-Q
period 2003-03-31
LCA VISION INC
filed 2003-05-07
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-Q

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

Yes  [ X ]

No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Securities Act of 1934).

Yes [   ]

No  [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,743,109 shares as of April 18, 2003.

#

LCA-Vision Inc.

INDEX

Facing Sheet

1

Index

2

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2003

and December 31, 2002

3

Condensed Consolidated Statements of Income for the Three

Months Ended March 31, 2003 and 2002

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2003 and 2002

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures

10

Part II.

Other Information

Item 1.

Legal Proceedings

11

Item 2.

Changes in Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

12

#

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	March 31, 2003 (1)	December 31, 2002
Current Assets
Cash and cash equivalents	$ 21,182	$ 18,298
Accounts receivable, net	769	393
Receivable from vendor	444	337
Prepaid expenses, inventory and other	908	1,462

Total current assets	23,303	20,490

Property and Equipment	37,776	37,301
Accumulated depreciation and amortization	(20,424)	(18,868)
Property and equipment, net	17,352	18,433

Goodwill, net	275	275
Deferred compensation plan assets	200	127
Investment in unconsolidated businesses	395	263
Other assets, net	430	408

Total assets	$ 41,955	$ 39,996

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 2,686	$ 3,855
Accrued liabilities and other	4,849	3,660
Debt maturing in one year	7	10

Total current liabilities	7,542	7,525

Deferred compensation liability	212	129
Minority equity interest	310	230

Shareholders' investment
Common stock ($0.001 par value; 13,110,306 and 13,110,306 shares and
10,743,109 and 10,743,109 shares issued and outstanding, respectively)	13	13
Contributed capital	91,474	91,474
Warrants	1,982	1,982
Notes receivable from shareholders	(1,542)	(1,532)
Common stock in treasury, at cost (2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(42,581)	(44,338)
Accumulated other comprehensive loss	7	(25)

Total shareholders' investment	33,891	32,112

Total liabilities and shareholders' investment	$ 41,955	$ 39,996

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended March 31,
	2003 (1)	2002 (1)

Revenues -- Laser refractive surgery	$ 19,982	$ 18,808

Operating costs and expenses
Medical professional and license fees	4,071	3,778
Direct costs of services	7,774	7,514
General and administrative expenses	2,018	2,162
Marketing and advertising	2,975	3,104
Depreciation	1,505	1,458
Special charges	-	(174)

Operating income	1,639	966

Equity in earnings from unconsolidated businesses	147	117
Minority equity interest	(80)	(67)
Interest expense	-	(2)
Interest income	36	137
Other income	53	-

Income before taxes on income	1,795	1,151

Income tax expense	38	-

Net income	$ 1,757	$ 1,151

Income per common share
Basic	$ 0.16	$ 0.11
Diluted	$ 0.16	$ 0.11

Weighted average shares outstanding
Basic	10,743	10,957
Diluted	10,744	10,965

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2003 (1)	2002 (1)
Cash flow from operating activities:
Net income	$ 1,757	$ 1,151
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,505	1,458
Warrant amortization	-	175
Deferred Compensation	82	-
Equity in earnings of unconsolidated affiliates	(147)	(117)
Restructuring/Impairment provision	-	(174)
Changes in working capital:
Accounts receivable	(376)	(598)
Receivable from vendor	(107)	(260)
Prepaid expenses, inventory and other	554	617
Accounts payable	(1,169)	229
Accrued liabilities and other	1,197	427

Net cash provided by operations	3,296	2,908

Cash flow from investing activities:
Purchase of property and equipment	(475)	(302)
Deferred Compensation Plan	(72)	-
Loans to shareholders	(10)	(12)
Other, net	133	(181)

Net cash used in investing activities	(424)	(495)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(3)	(8)
Shares repurchased for treasury stock	-	(2,460)
Exercise of stock options	-	121
Distribution of minority equity investees	15	33

Net cash used by financing activities	12	(2,314)

Increase in cash and cash equivalents	2,884	99

Cash and cash equivalents at beginning of period	18,298	16,609

Cash and cash equivalents at end of period	$ 21,182	$ 16,708

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three Months Ended March 31, 2003 and 2002

1.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of March 31, 2003 and December 31, 2002; condensed consolidated Statements of Income for the three months ended March 31, 2003 and 2002; and condensed consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported.  We suggest that these financial statements be read together with the financial statements and notes included in our annual report in Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ state-of-the-art laser technologies to correct nearsightedness, farsightedness and astigmatism.   The Company currently utilizes three primary excimer lasers:  the Bausch & Lomb, VISX and Alcon.  Substantially all of the revenues from our laser vision correction procedures are derived from our North American Centers.

Operating costs and expenses consist of:

•

Medical professional and license fees, including per-procedure fees for the ophthalmologist performing laser vision correction and the license fee per procedure paid to  Bausch & Lomb,  Alcon, and VISX

•

Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical  supplies, center staff expense, costs related to other revenue, and all other costs associated with providing services in our centers

•

General and administrative associated with corporate overhead costs

•

Marketing and advertising costs

•

Depreciation  of property and equipment recorded in the balance sheet

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

•

LCA-Vision Inc.

•

LCA-Vision (Canada) Inc. and Subsidiaries

•

The Baltimore Laser Sight Center, Ltd

•

Columbus Eye Associates, Inc. (effective September 1, 2002)

•

LasikPlus Medical Associates, Inc. (effective January 1, 2003)

•

LasikPlus Medical Associates, S.C. (effective March 1, 2003)

•

Lasik Insurance Company Ltd

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired.  Through December 31, 2002, we amortized goodwill using the straight-line method over the estimated useful life.  The Company adopted Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform annual impairment test of goodwill.  Application of the non-amortization provisions of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000.  The impairment tests of goodwill as of December 31, 2002, indicated that the Company currently has no goodwill impairment.

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

•

Enhancement accrual

•

Deferred income taxes – valuation allowance

•

Loss reserves – insurance captive

Per Share Data

Basic per share data is loss applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options or warrants were exercised or convertible into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2003	2002
Basic earnings
Net income………………………………………………………….	$1,757	$1,151
Weighted average shares outstanding……………………………...	10,743	10,957
Basic earnings………………………………………………………	$0.16	$0.11

Diluted earnings
Net income………………………………………………………....	$1,757	$1,151
Weighted average shares outstanding……………………………...	10,743	10,957
Effect of dilutive securities:
Stock options………………………………………………....	1	8
Warrants……………………………………………………...	--	--
Weighted average common shares and potential dilutive shares......	10,744	10,965
Diluted earnings per share……………………………………….....	$0.16	$0.11

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

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the two quarters ended March 31, 2002 and 2003 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Quarter ended March 31,
		2003	2002
Net income	As reported	$1,757	$1,151
	Pro forma	1,537	649

Basic per share income	As reported	$0.16	$0.11
	Pro forma	$0.14	$0.06

Diluted per share loss	As reported	$0.16	$0.11
	Pro forma	$0.14	$0.06

Shareholders' Investment

No material changes from the Company’s most recent Form 10-K.

Segment Information

We operate in one segment:  laser refractive surgery.

Commitments and Contingencies

None.

Internet

The Company’s website is www.lasikplus.com.  The Company makes available free of charge through a link provided at such website its Forms 10-K, 10-Q and 8-K as well as any amendments thereto.  Such reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission.  To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio  45236.

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

"MD&A" is an analysis of our operating results for the three months ended March 31, 2003 and 2002 and our financial condition as of March 31, 2003. It explains why our revenues and costs changed and our overall financial condition, among other matters.

#

Results of Operations - Revenues

Laser refractive surgery

In most locations, laser refractive surgery revenues are the global fees charged to our patients.  Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. Revenues and direct costs from centers in such states which are not consolidated do not include the medical professional fee component.  Revenues in the first quarter of 2003 grew by over 6% from the first quarter of 2002, primarily as a result of improved price realization.  The average price per procedure in the first quarter of 2003 was $1,173, an increase of approximately 10% from $1,069 in the first quarter of 2002.  Management expects pricing to continue to increase for the balance of 2003.

The following table illustrates the volume of laser vision correction procedures performed at our centers.

	2003	2002
Q1	17,028	17,592
Q2	-	14,797
Q3	-	12,511
Q4	-	12,204
Year	-	57,104

Medical professional and license fees

Medical professional expenses increased by $505,000 from the first quarter of 2002 due to the consolidation of the professional corporations in 2003 and higher average revenues.  License fees decreased $135,000 from the first quarter of 2002, primarily as a result of lower procedure volume.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers.  These direct costs increased in the first quarter of 2003 by $259,000 compared to the first quarter of 2002, primarily due to an increase in laser rentals costs and insurance expense.  Medical supplies decreased by $86,000 in the first quarter of 2003 from the first quarter of 2002, primarily as a result of lower procedure volumes.  Exclusive of medical supplies, the average direct cost per center per month decreased to $66,576 in the first quarter of 2003 from $67,120 in the first quarter of 2002.

General and administrative

General and administrative expenses decreased by $158,000 in the first quarter of 2003 from the first quarter of 2002, primarily as a result of the elimination of warrant compensation expense, among other factors.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $130,000 in the first quarter of 2003 from the first quarter of 2002, primarily as a result of more efficient media buying.

Depreciation and amortization

Depreciation and amortization expense increased by $47,000 in the first quarter of 2003 from the first quarter of 2002 primarily as a result of the purchase of diagnostic and surgical equipment that previously had been leased.

Non-operating income and expenses

Investment income decreased $101,000 in the first quarter of 2003 from the first quarter of 2002, primarily as a result of lower interest rates on our invested cash.

Income Taxes

Income tax expense of $38,000 was recorded in the first quarter of 2003 due to foreign income tax liabilities.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2003 was $3,296,000, which exceeded expenditures in investing activities, resulting in an increase in the first quarter in cash and cash equivalents of $2,884,000, or approximately 16%, from $18,298,000 as of December 31, 2002, to $21,182,000 as of March 31, 2003.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  A total of $1,541,000 has been loaned under this program.

As of March 31, 2003 we maintained a $10,000,000 revolving credit facility with The Provident Bank.  In addition to the $10,000,000 of unused credit under this facility, the Company has a $10,000,000 line of credit for the purpose of funding acquisitions, subject to the consent of Provident Bank.  Both of these credit arrangements expire June 30, 2003.  It is our intent to renew these facilities for another 12 months on comparable terms.

Factors That May Affect Future Results and Market Price of Stock

For a detailed discussion of factors that may affect our future results, please refer to the Company's most recent Form 10-K.  No material new risks have developed since the filing of this report.

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

#

Part II.

Other Information

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities and Use of Proceeds.

None

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

None

(b)

Reports on Form 8-K

1)

Form 8-K, dated March 3, 2003, containing a press release announcing the Company’s introduction of the latest breakthrough in laser vision correction technology.

2)

Form 8-K, dated March 17, 2003, containing a press release announcing the appointment of Craig Joffe as senior vice president and general counsel.

#

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

May 7, 2003

/s/ Stephen N. Joffe

Stephen N. Joffe

Chairman and CEO

May 7, 2003

/s/ Alan Buckey

Alan Buckey

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

May 7, 2003

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

May 7, 2003

/s/ Alan Buckey

Alan Buckey

#

Exhibit 99

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCA-Vision Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Stephen N. Joffe, Chief Executive Officer, and Alan Buckey, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen N. Joffe

/s/ Alan Buckey

Stephen N. Joffe

Alan Buckey

Chief Executive Officer

Chief Financial Officer

#