Form 10-Q
period 2003-06-30
LCA VISION INC
filed 2003-08-14
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-Q

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

#

LCA-Vision Inc.

INDEX

Facing Sheet

1

Index

2

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003

and December 31, 2002

3

Condensed Consolidated Statements of Income for the Three

Months and Six Months Ended June 30, 2003 and 2002

4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2003 and 2002

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

8

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures

10

Part II.

Other Information

11

Item 1.

Legal Proceedings

11

Item 2.

Changes in Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

12

#

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	June 30, 2003 (1)	December 31, 2002
Current Assets
Cash and cash equivalents	$ 23,090	$ 18,298
Accounts receivable less allowance for doubtful accounts of $816 and $231	1,981	393
Receivables from vendors	592	337
Prepaid expenses, inventory and other	1,307	1,462

Total current assets	26,970	20,490

Property and equipment	38,441	37,301
Accumulated depreciation and amortization	(22,014)	(18,868)
Property and equipment, net	16,427	18,433

Goodwill, net	275	275
Deferred compensation plan assets	283	127
Investment in unconsolidated businesses	404	263
Other assets, net	433	408

Total assets	$ 44,792	$ 39,996

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 2,104	$ 3,855
Accrued liabilities and other	5,930	3,660
Debt maturing in one year	4	10

Total current liabilities	8,038	7,525

Deferred compensation liability	294	129
Minority equity interest	381	230

Shareholders' investment
Common stock ($0.001 par value; 13,110,306 and 13,110,306 shares and
10,743,109 and 10,743,109 shares issued and outstanding, respectively)	13	13
Contributed capital	91,474	91,474
Warrants	1,982	1,982
Notes receivable from shareholders	(1,209)	(1,532)
Common stock in treasury, at cost (2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(40,788)	(44,338)
Accumulated other comprehensive loss	69	(25)

Total shareholders' investment	36,079	32,112

Total liabilities and shareholders' investment	$ 44,792	$ 39,996

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (1)	2002 (1)	2003(1)	2002(1)

Revenues -- Laser refractive surgery	$ 20,224	$ 16,268	$ 40,206	$ 35,076

Operating costs and expenses
Medical professional and license fees	3,901	3,548	7,973	7,325
Direct costs of services	7,844	7,271	15,617	14,786
General and administrative expenses	1,994	2,298	4,011	4,460
Marketing and advertising	3,155	4,106	6,129	7,211
Depreciation	1,534	1,492	3,039	2,950
Special charges	-	-	-	(174)

Operating income (loss)	1,796	(2,447)	3,437	(1,482)

Equity in earnings from unconsolidated businesses	59	88	205	205
Minority equity interest	(71)	(46)	(151)	(113)
Interest expense	-	-	-	(2)
Interest income	71	142	107	280
Other income	-	8	52	8

Income (loss) before taxes on income	1,855	(2,255)	3,650	(1,104)

Income tax expense	62	23	100	23

Net income (loss)	$ 1,793	$ (2,278)	$ 3,550	$ (1,127)

Income (loss) per common share
Basic	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)
Diluted	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)

Weighted average shares outstanding
Basic	10,743	10,736	10,743	10,931
Diluted	10,819	10,736	10,758	10,931

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Six Months Ended June 30,
	2003 (1)	2002 (1)
Cash flow from operating activities:
Net income (loss)	$ 3,550	$ (1,127)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,039	2,950
Warrant amortization	-	351
Deferred Compensation	165	-
Equity in earnings of unconsolidated affiliates	(205)	(205)
Restructuring/Impairment provision	-	(174)
Other, net	(2)	(8)
Changes in working capital:
Accounts receivable	(1,588)	(359)
Receivable from vendors	(255)	(182)
Prepaid expenses, inventory and other	155	878
Accounts payable	(1,751)	(572)
Accrued liabilities and other	2,271	1,144

Net cash provided by operations	5,379	2,696

Cash flow from investing activities:
Purchase of property and equipment	(1,142)	(676)
Proceeds from sale of property and equipment	2	8
Deferred Compensation Plan	(156)	-
Loan payments made by shareholders	341	-
Loans to shareholders	(18)	(22)
Other, net	328	(122)

Net cash used in investing activities	(645)	(812)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(6)	(12)
Shares repurchased for treasury stock	-	(2,460)
Exercise of stock options	-	234
Distribution of minority equity investees	64	133

Net cash used by financing activities	58	(2,105)

Increase (decrease) in cash and cash equivalents	4,792	(221)

Cash and cash equivalents at beginning of period	18,298	16,609

Cash and cash equivalents at end of period	$ 23,090	$ 16,388

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

#

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three and Six Months Ended June 30, 2003 and 2002

1.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of June 30, 2003 and December 31, 2002; condensed consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2003 and 2002.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported.  We suggest that these financial statements be read together with the financial statements and notes included in our annual report in Form 10-K.

Business

We are a leading developer and operator of free-standing laser refractive surgery centers. Our laser refractive surgery centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to correct nearsightedness, farsightedness and astigmatism.   The Company currently utilizes three primary excimer lasers:  Bausch & Lomb, VISX and Alcon.  Substantially all of the revenues from our laser vision correction procedures are derived from our North American Centers.

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

Lasik Insurance Company Ltd.

Equity Method

We use the equity method to report investments in businesses where we hold 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

•

our interest in the entity as an investment in our Condensed Consolidated Balance Sheets

•

our percentage share of the earnings (losses) in our Condensed Consolidated Statements of Operations

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC (through June 30, 2002) and Eyemed LCA Vision LLC and report our investments under the equity method.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the businesses over the fair value of the identifiable net assets acquired.  Through December 31, 2002, we amortized goodwill using the straight-line method over the estimated useful life.  The Company adopted Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002.  SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform annual impairment tests of goodwill.  Application of the non-amortization provisions of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000.  The impairment tests of goodwill as of December 31, 2002 indicated that the Company currently has no goodwill impairment.

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

•

Enhancement accrual

•

Deferred income taxes – valuation allowance

•

Loss reserves – insurance captive

Per Share Data

Basic per share data is income (loss) applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income (loss) applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options or warrants were exercised or convertible into common stock.

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic earnings:
Net income (loss)	$ 1,793	$(2,278)	$ 3,550	$ (1,127)
Weighted average shares outstanding	10,743	10,736	10,743	10,931
Basic earnings (loss) per share	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)

Diluted earnings:
Net income (loss)	$ 1,793	$(2,278)	$ 3,550	$ (1,127)
Weighted average shares outstanding	10,743	10,736	10,743	10,931
Effect of dilutive securities
Stock options	76	-	15	-
Weighted average common shares and potential dilutive shares	10,819	10,736	10,758	10,931
Diluted earnings (loss) per share	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)

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

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the two quarters ended June 30, 2002 and 2003 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2003	2002	2003	2002
Net income (loss)	As reported	$ 1,793	$ (2,278)	$ 3,550	$ (1,127)
	Pro forma	1,553	(2,809)	3,090	(2,160)

Basic per share income (loss)	As reported	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)
	Pro forma	0.14	(0.26)	0.29	(0.20)

Diluted per share income (loss)	As reported	$ 0.17	$ (0.21)	$ 0.33	$ (0.10)
	Pro forma	0.14	(0.26)	0.29	(0.20)

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

"MD&A" is an analysis of our operating results for the three and six months ended June 30, 2003 and 2002 and our financial condition as of June 30, 2003. It explains why our revenues and costs changed and our overall financial condition, among other matters.

Results of Operations - Revenues

Laser refractive surgery

In most locations, laser refractive surgery revenues are the global fees charged to our patients.  Certain states prohibit us from practicing medicine, employing physicians to practice medicine on our behalf or employing optometrists to render optometry services on our behalf.  Revenues and direct costs from centers in such states which are not consolidated do not include the medical professional fee component.   Revenues in the second quarter of 2003 grew by 24% from the second quarter of 2002, 11% due to volume increase, 10% as a result of improved price realization, and 3% due to consolidation of certain professional corporations in 2003.

The following table illustrates the volume of laser vision correction procedures performed at our centers.

	2003	2002
Q1	17,028	17,592
Q2	16,432	14,797
Q3	-	12,511
Q4	-	12,204
Year	-	57,104

Medical professional and license fees

Medical professional expenses increased by $763,000 from the second quarter of 2002 due to the consolidation of certain professional corporations in 2003 and higher revenues.  License fees decreased $420,000 from the second quarter of 2002, primarily as a result of a reduction in enhancement rates of $185,000 and purchasing rebates of $178,000

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers.  These direct costs increased in the second quarter of 2003 by $573,000 compared to the second quarter of 2002, primarily due to an increase in laser rentals costs of $236,000 and provision for bad debt on patient financing of $381,000.  Exclusive of medical supplies and provision for bad debt, the average direct cost per center per month decreased to $64,499 in the second quarter of 2003 from $65,832 in the second quarter of 2002.

General and administrative

General and administrative expenses decreased by $304,000 in the second quarter of 2003 from the second quarter of 2002, primarily as a result of the elimination of warrant compensation expense and decrease in expenditures on professional services.

Marketing and advertising expenses

Marketing and advertising expenses decreased by $952,000 in the second quarter of 2003 from the second quarter of 2002, primarily as a result of more efficient media buying.

Depreciation and amortization

Depreciation and amortization expense increased by $42,000 in the second quarter of 2003 from the second quarter of 2002 primarily as a result of the purchase of diagnostic and surgical equipment that previously had been leased.

Non-operating income and expenses

Investment income decreased $82,000 in the second quarter of 2003 from the second quarter of 2002, primarily as a result of lower interest rates on our invested cash.

Income Taxes

Income tax expense of $62,000 was recorded in the second quarter of 2003 due to foreign income tax liabilities.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2003 was $5,525,000 which exceeded expenditures in investing activities.  This resulted in an increase in cash and cash equivalents to $23,090,000 as of June 30, 2003, which is an increase of 9% from $21,283,000 as of March 31, 2003 and an increase of 26% from $18,298,000 as of December 31, 2002.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  A total of $1,541,000 has been loaned under this program.  The current balance of the loans at June 30, 2003 is $1,209,000.

We have maintained a $10,000,000 revolving credit facility with The Provident Bank.  In addition to the $10,000,000 of unused credit under this facility, the Company has a $10,000,000 credit commitment for the purpose of funding acquisitions, subject to the full and absolute discretion of Provident Bank.  Both of these credit arrangements expire June 30, 2004.

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

Item 4. Controls and Procedures

(a)

Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Based upon this evaluation, these officers have concluded that as of June 30, 2003, the Company’s disclosure controls and procedures are adequate.

(b)

Changes in internal control over financial reporting.  During this period, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

#

Part II.

Other Information

Item 1.

Legal Proceedings.

None

Item 2.

Changes in Securities and Use of Proceeds.

None

Item 3.

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held it’s Annual Meeting of Stockholders on May 19, 2003.  The only matter submitted to the vote of the stockholders was the election of directors.  All incumbent directors were re-elected, with the following vote totals:

	Shares Voted For	Authority Withheld
Stephen N. Joffe	9,573,724	178,049
William O. Coleman	9,570,430	181,343
John H. Gutfreund	9,572,190	179,583
John C. Hassan	9,574,301	177,472

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit Number

Description of Document

31.1

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Section 1350 Certifications (CEO/CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

(a)

Reports on Form 8-K

1)

Form 8-K, dated April 14, 2003, containing a press release announcing that the Company will release 2003 first quarter financial results before market open on Tuesday, April 22, 2003.

2)

Form 8-K, dated April 22, 2003, containing a press release announcing it’s financial results for the first quarter ended March 31, 2003.

3)

Form 8-K, dated May 19, 2003, containing a press release announcing that all four members of its board of directors were reelected by stockholders at the Company’s annual meeting.

4)

Form 8-K, dated May 20, 2003, containing a press release announcing that its board of directors has authorized the repurchase of up to $5 million of the Company’s common stock.

5)

Form 8-K, dated June 2, 2003, containing a press release announcing that it will open the Company’s latest LasikPlus Center on June 9, 2003 to serve patients throughout the Indianapolis metropolitan area.

6)

Form 8-K, dated July 14, 2003, containing a press release announcing that effective August 1, Kevin M. Hassey is joining the Company as president.

7)

Form 8-K, dated July 15, 2002, containing a press release announcing that the Company will release 2003 second quarter financial results before market open on Wednesday, July 23, 2003.

#

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

August 13, 2003

/s/ Stephen N. Joffe

Stephen N. Joffe

Chairman and CEO

August 13, 2003

/s/ Alan H. Buckey

Alan H. Buckey

Chief Financial Officer

#

Exhibit Index

Exhibit Number	Description of Document	Page Number

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18
32	Section 1350 Certifications (CEO/CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

#