Form 10-Q
period 2003-09-30
LCA VISION INC
filed 2003-11-13
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form  10-Q

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

Yes    X

No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,846,718 shares as of November 12, 2003.

#

LCA-Vision Inc.

INDEX

Facing Sheet

1

Index

2

Part I.

Financial Information

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2003

and December 31, 2002

3

Condensed Consolidated Statements of Income for the Three

and Nine Months Ended September 30, 2003 and 2002

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2003 and 2002

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.

Controls and Procedures

15

Part II.

Other Information

16

Item 1.

Legal Proceedings

16

Item 2.

Changes in Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

Item 5.

Other Information

16

Item 6.

Exhibits and Reports on Form 8-K

16

Signatures

17

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

Assets	September 30, 2003 (1)	December 31, 2002
Current Assets
Cash and cash equivalents	$ 25,260	$ 18,298
Accounts receivable, net	2,426	393
Receivables from vendors	506	337
Prepaid expenses, inventory and other	1,012	1,462

Total current assets	29,204	20,490

Accounts receivable noncurrent, net	601	-
Property and Equipment	40,550	37,301
Accumulated depreciation and amortization	(23,664)	(18,868)
Property and equipment, net	16,886	18,433
Goodwill, net	275	275
Deferred compensation plan assets	379	127
Investment in unconsolidated businesses	394	263
Other assets	442	408

Total assets	$ 48,181	$ 39,996

Liabilities and Shareholders' Investment
Current liabilities
Accounts payable	$ 1,639	$ 3,855
Accrued liabilities and other	5,434	3,605
Debt maturing in one year	-	10

Total current liabilities	7,073	7,470

Deferred compensation liability	376	129
Insurance reserve	1,384	55
Minority equity interest	446	230

Shareholders' investment
Common stock ($0.01 par value; 13,169,923 and 13,110,306 shares and
10,802,726 and 10,743,109 shares issued and outstanding, respectively)	13	13
Contributed capital	91,800	91,474
Warrants	1,982	1,982
Notes receivable from shareholders	(225)	(1,532)
Common stock in treasury, at cost ( 2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(39,270)	(44,338)
Foreign currency translation adjustment	64	(25)

Total shareholders' investment	38,902	32,112

Total liabilities and shareholders' investment	$ 48,181	$ 39,996

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2003 (1)	2002 (1)	2003 (1)	2002 (1)
Revenues -- Laser refractive surgery	20,455	13,462	60,661	48,538

Operating costs and expenses
Medical professional and license fees	3,873	2,465	11,846	9,791
Direct costs of services	8,365	7,341	23,982	22,127
General and administrative expenses	2,062	1,994	6,073	6,454
Marketing and advertising	3,034	2,968	9,164	10,179
Depreciation and amortization	1,653	1,508	4,692	4,458
Special charges (benefit)	-	-	-	(174)

Operating income (loss)	1,468	(2,814)	4,904	(4,297)

Equity in earnings from unconsolidated businesses	39	23	245	228
Minority equity interest	(64)	(44)	(215)	(157)
Interest expense	(17)	(1)	(17)	(3)
Investment income (loss)	172	(170)	280	110
Other income (expense)	-	(11)	52	(3)
Litigation settlement	-	2,282	-	2 ,282

Income (loss) before taxes on income	1,598	(735)	5,249	(1,840)

Income tax expense	81	75	181	98

Net income (loss)	$ 1,517	$ (810)	$ 5,068	$ (1,938)

Income (loss) per common share
Basic	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)
Diluted	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)

Weighted average shares outstanding
Basic	10,771	10,741	10,753	10,866
Diluted	11,044	10,741	10,856	10,866

(1) Unaudited

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

Nine months ended September 30,
	2003 (1)	2002 (1)
Cash flow from operating activities:
Net income (loss)	$ 5,068	$ (1,938)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,692	4,458
Amortization of warrant	-	510
Provision for loss on doubtful accounts	1,155	81
Deferred compensation	247	-
Insurance reserve	1,329	-
Equity in earnings of unconsolidated affiliates	(245)	(228)
Special charges (benefit)	-	(174)
Other, net	(2)	3
Changes in assets and liabilities:
Accounts receivable	(3,789)	29
Receivable from vendor	(169)	(39)
Prepaid expenses, inventory and other	450	960
Accounts payable	(2,216)	(239)
Accrued liabilities and other	1,830	862

Net cash provided by operations	8,350	4,285

Cash flow from investing activities:
Purchase of property and equipment	(3,251)	(986)
Proceeds from sale of property and equipment	2	8
Deferred compensation plan	(252)	-
Other, net	376	(114)

Net cash used by investing activities	(3,125)	(1,092)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(10)	(16)
Loan payment made by shareholders	1,329	-
Loans to shareholders	(22)	(33)
Shares repurchased for treasury stock	-	(2,449)
Exercise of stock options and warrants	326	234
Distribution from (to) minority equity investees	114	183

Net cash provided by (used by) financing activities	1,737	(2,081)

Increase in cash and cash equivalents	6,962	1,112

Cash and cash equivalents at beginning of period	18,298	16,609

Cash and cash equivalents at end of period	$ 25,260	$ 17,721

(1) Unaudited

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

for the Three and Nine Months Ended September 30, 2003 and 2002

1.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of September 30, 2003 and December 31, 2002; condensed consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2003 and 2002.  In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim period reported.  We suggest that these financial statements be read together with the financial statements and notes in our annual report on Form 10-K.

About Our Company

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently utilize fixed-site excimer lasers manufactured by Bausch & Lomb, VISX and Alcon.  Our vision centers are supported mainly by full-time credentialed board-certified ophthalmologists, optometrists and other health care professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center as well.  We have performed over 300,000 laser vision correction procedures in our vision centers, in the United States and Canada, since 1991.

We currently operate 37 laser vision correction centers, including 34 wholly-owned vision centers located in large metropolitan markets throughout the United States, two joint ventures in Canada and one joint venture in Europe.  We recently announced the opening of our newest LasikPlus vision center in Las Vegas.

Consolidation Policy

We use the consolidation method to report our investment in our subsidiaries and other companies when we own a majority of the voting stock of the subsidiary.  In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a “controlling financial interest” in the professional corporations.  Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the “controlling financial interest” criteria of EITF 97-2.

As a result of the FASB’s issuance of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we have evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and have determined that consolidation of these entities is appropriate under the FIN 46 guidance.  With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we have determined that we should consolidate these entities under the FIN 46 guidance beginning July 1, 2003, which we do not believe will have a material impact on our consolidated financial statement.  Our condensed consolidated financial statements include the accounts of:

▪

LCA-Vision Inc.

▪

LCA-Vision (Canada) Inc. and Subsidiaries

▪

The Baltimore Laser Sight Center, Ltd

▪

Columbus Eye Associates, Inc. (effective September 1, 2002)

▪

LasikPlus Medical Associates, Inc. (effective January 1, 2003)

▪

LasikPlus Medical Associates, S.C. (effective March 1, 2003)

▪

Lasik Insurance Company Ltd.

▪

LasikPlus Medical Associates, P.C. (effective July 1, 2003)

▪

LasikPlus Medical Associates, P.A. (effective July 1, 2003)

▪

Capital Region Vision Laser Associates, P.C. (effective July 1, 2003)

Equity Method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

▪

our interest in the entity as an investment in our Condensed Consolidated Balance Sheets

▪

our percentage share of the earnings (losses) in our Condensed Consolidated Statements of Operations

We own 43% of Silmalaseri Oy and 50% of both Cole LCA Vision LLC (through June 30, 2002) and Eyemed LCA Vision LLC and report our investments under the equity method.

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing.  The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months.  We began our patient financing program in May, 2002.  As a result of a recent expansion of this program, we are currently exposed to more credit risk than we have experienced in the past.  Based upon our own experience with patient financing and based upon the credit experience of centers who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2003 of $1,386,000 against accounts receivable of  $4,413,000.  To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

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

Captive Insurance Company Reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002.  In addition, our captive insurance company's charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive.  Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm.  For the year ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000.  Our captive insurance company is responsible for 20% of our aggregate losses in excess of $1,000,000 per claim, up to $11,000,000.  Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 in a given policy year.  These excess liability coverage policies are currently up for renewal, and our management may elect to purchase similar, less, more or no excess liability coverage depending on the premiums quoted, among other factors.  A number of claims covered by our captive insurance company are now pending.  The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise.  As of September 30, 2003, we recorded an insurance reserve amount of $1,384,000, which primarily represents an actuarially determined estimate of claims incurred but not yet reported.  To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

As a result of our operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on our ongoing operations, we continue to record a full valuation reserve for deferred tax assets.  This reserve was established according to the requirements of SFAS No. 109 “Accounting for Income Taxes.”  Favorable changes in our operating profitability, as a result of improved general economic conditions in the United States or otherwise, could impact our determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future.  To the extent that such a reduction in the valuation reserve is necessary, an income tax benefit would be recorded in the consolidated statement of operations, which would favorably impact our results of operations.  In addition, future taxable income may be absorbed by the net operating loss carryforward that we maintain, which would favorably impact our results of operations and cash flows.  During the nine months ended September 30, 2003, we applied approximately $4,725,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of approximately $1,654,000.  The valuation reserve and net operating loss carryforward was $17,118,000 and $44,040,000, respectively, as of September 30, 2003.

Consolidation

We use the consolidation method to report our investment in our subsidiaries and other companies when we own a majority of the voting stock of the subsidiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements.  Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a “controlling financial interest” in the professional corporations.  Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the “controlling financial interest” criteria of EITF 97-2.

As a result of the FASB’s issuance of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we have evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and have determined that consolidation of these entities is appropriate under the FIN 46 guidance.  With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we have determined that we should consolidate these entities under the FIN 46 guidance beginning July 1, 2003, which we do not believe will have a material impact on our consolidated financial statements.  If modifications are made to existing management agreements, or if new agreements are made under different terms than existing management agreements, then the financial statements of the professional corporations may not be consolidated in the future.

Use of Estimates

Management makes estimates and assumptions when preparing financial statements under generally accepted accounting principles. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may differ significantly from management’s expectations.  These estimates and assumptions affect various matters including:

▪

Allowance for doubtful accounts – patient financing

▪

Deferred income taxes – valuation allowance

▪

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

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic earnings:
Net income (loss)	$ 1,517	$ (810)	$ 5,068	$ (1,938)
Weighted average shares outstanding	10,771	10,741	10,753	10,866
Basic earnings (loss) per share	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)

Diluted earnings:
Net income (loss)	$ 1,517	$ (810)	$ 5,068	$ (1,938)
Weighted average shares outstanding	10,771	10,741	10,753	10,866
Effect of dilutive securities
Stock options	273	-	103	-
Weighted average common shares and potential dilutive shares	11,044	10,741	10,856	10,866
Diluted earnings (loss) per share	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)

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

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. Compensation expense for options granted to non-employees in each of the three quarters ended September 30, 2002 and 2003 was immaterial. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income and income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2003	2002	2003	2002
Net income (loss)	As reported	$ 1,517	$ (810)	$ 5,068	$ (1,938)
	Pro forma	1,275	(1,286)	4,365	(3,447)

Basic per share income (loss)	As reported	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)
	Pro forma	0.12	(0.12)	0.41	(0.32)

Diluted per share income (loss)	As reported	$ 0.14	$ (0.08)	$ 0.47	$ (0.18)
	Pro forma	0.12	(0.12)	0.40	(0.32)

Shareholders' Investment

No material changes from the Company’s most recent Form 10-K.

Segment Information

We operate in one segment:  laser refractive surgery.

Commitments and Contingencies

None.

Internet

The Company’s website is www.lasikplus.com.  The Company makes available free of charge through a link provided at such website its Forms 10-K, 10-Q and 8-K, as well as any amendments thereto.  Such reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission.  To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio  45236.

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

"MD&A" is an analysis of our operating results for the three and nine months ended September 30, 2003 and 2002 and our financial condition as of September 30, 2003. It explains why our revenues and costs changed and our overall financial condition, among other matters.

Overview

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently utilize fixed-site excimer lasers manufactured by Bausch & Lomb, VISX and Alcon.  Substantially all of our revenues currently are derived from LASIK procedures performed in our US vision centers.  In July 1999, we began converting our vision centers to closed access facilities from open access facilities in order to obtain increased control over the quality of care we provide to our patients and greater operational growth and control of our business.

Our operating costs and expenses include:

≫

medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fees per procedure paid to VISX, Bausch & Lomb and Alcon,

≫

direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenues,

≫

general and administrative costs, including headquarters staff expense and other overhead costs,

≫

marketing and advertising costs, and

≫

depreciation of equipment.

Our centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature.  As a result, our level of procedure volume can have a significant impact on our level of profitability.

Revenues

We derived substantially all of our revenues for the last three years from the delivery of LASIK laser vision correction services.

Our revenues in any period are primarily a function of the number of laser vision correction procedures performed and the pricing for such services.

Our revenues are impacted by a number of factors, including the following:

≫

our ability to generate customers through our arrangements with managed care companies, direct to consumer advertising and word of mouth referrals,

≫

our mix of procedures among the different types of laser technology used by us,

≫

new center openings and our ability to increase procedure volume at existing centers,

≫

the availability of patient financing,

≫

general economic conditions and consumer confidence levels,

≫

the continued growth and increased acceptance of LASIK, and

≫

the effect of competition and discounting practices in our industry.

Certain states prohibit us from practicing medicine, employing ophthalmologists to practice medicine on our behalf or employing optometrists to render optometry services on our behalf.  In those states, we may contract with professional corporations to provide these services.  Beginning in September 2002, we started a process to amend our management agreements with professional corporations.  The new management agreements provide us with financial and operational control of the professional corporations.  Therefore, we now consolidate the financial results for those professional corporations under the new management agreements in accordance with EITF 97-2.  This change is not expected to have a material impact on our operating income (loss), as the increase in revenue resulting from consolidation of these professional corporations is offset by a corresponding increase in medical professional fees.

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2003	2002
Q1	17,028	17,592
Q2	16,432	14,797
Q3	15,965	12,511
Q4		12,204
Year		57,104

We believe that improved marketing and advertising effectiveness, together with third-party patient financing, and our own patient financing plan helped to grow procedure volume in the first nine months of 2003 over the first nine months of 2002.

In the first nine months of 2003, revenues increased by $12,123,000 from $48,538,000 in the first nine months of 2002 to $60,661,000 in the first nine months of 2003.  Improved pricing contributed an increase of $7,231,000 in the first nine months of 2003 as compared to the first nine months of 2002.  Higher procedure volumes contributed an increase of $4,892,000 in revenue in the first nine months of 2003 compared to the first nine months of 2002.

We have raised our average price per procedure over the last ten quarters.  Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,281 in the quarter ended September 30, 2003.  In the third quarter of 2003, we utilized the newest custom laser vision correction technology from Alcon in five of our markets, and we upgraded our VISX lasers in all our markets to perform custom procedures.  LASIK procedures using custom ablation accounted for 7% of the third quarter procedure volume, and over 9% of third quarter revenues.  We now offer LASIK using custom ablation in all of our markets and believe we can charge higher prices for this more advanced technology.

Expenses

Medical professional and license fees

Medical professional expenses increased by $1,036,000 from the third quarter of 2002, approximately $504,000 of this increase was due to the consolidation of the Professional Corporations in 2003, and approximately $532,000 of this increase was due to higher revenues.  License fees were higher from third quarter 2002 by $372,000.  This is primarily the result of increased costs due to higher volume of $529,000 and increase in enhancement expenses of $167,000.  These increases are partially offset by purchasing rebates from suppliers of $324,000.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers.  These direct costs increased in the third quarter of 2003 by $1,024,000 over the third quarter of 2002, largely because of an increase in provision for bad debt on patient financing of $453,000, financing fees of $348,000 related to third party patient financing and salaries and benefits of $287,000.  Medical supplies increased by $104,000 in the third quarter of 2003 from the third quarter of 2002 primarily due to higher procedure volume.  These cost increases were partially offset by a reduction in lease expense of $175,000 relating to assets purchased in the fourth quarter of 2002 that had been on operating leases.

General and administrative

General and administrative expenses increased by $68,000 in the third quarter of 2003 from the third quarter of 2002.  Increases in insurance, salaries/benefits and contracted services of $328,000 were partially offset by a decrease of $157,000 in state and local taxes and elimination of $159,000 in warrant compensation expense.

Marketing and advertising expenses

Marketing and advertising expenses increased by $66,000 in the third quarter of 2003 from the third quarter of 2002.  Compared to the second quarter of 2003, marketing and advertising expenditures decreased by $121,000.

Depreciation and amortization

Depreciation and amortization increased by $145,000 in the third quarter of 2003 from the third quarter of 2002, primarily as a result of laser upgrades and the acquisition of diagnostic equipment to support custom Lasik and the purchase of diagnostic and surgical equipment in the fourth quarter of 2002 that previously had been leased.

Non-operating income and expenses

Investment income in the third quarter of 2003 increased $342,000 and $102,000, respectively, compared to the third quarter of 2002 and second quarter of 2003.  This is primarily the result of higher interest rates on our invested cash and higher average amounts of cash and cash equivalents.

Other

In August 2002, a settlement of $2,282,000 was received from the Pillar Point Partners’ class-action litigation.  Pillar Point Partners – a joint venture formed in 1995 by laser manufacturers VISX Inc. and Summit Technology Inc., now a subsidiary of Alcon Corporation – collected per-use royalties from all laser vision correction providers using their equipment.  Last year, the manufacturers agreed to settle the various lawsuits for $37.8 million.  Pillar Point was dissolved in July 1998, after the Federal Trade Commission filed an administrative complaint challenging the partnerships’ existence.

Income Taxes

Income tax expense of $81,000 was recorded in the third quarter of 2003 primarily due to foreign income tax liabilities.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2003 was $8,350,000 which exceeded cash expenditures in investing activities.  This resulted in an increase in cash and cash equivalents to $25,260,000 as of September 30, 2003, which is an increase of 9% from $23,090,000 as of June 30, 2003 and an increase of 38% from $18,298,000 as of December 31, 2002.

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the company.  The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market.  Each loan is a personal obligation of the borrower, and is evidenced by a promissory note.  The interest rate on the notes is prime less one and one-half percent.  The notes have a maximum term of three years, and contain provisions for early repayment.  A total of $1,541,000 has been loaned under this program.  The current balance of the loans effective September 30, 2003 is $225,000.

We maintain a $10,000,000 revolving credit facility with The Provident Bank (“Provident”).  In addition to the revolving credit facility, the company has a discretionary credit line of $10,000,000 to fund acquisitions.  Both of these credit arrangements expire July 31, 2004.

As of December 31, 2002, we had net operating loss carryforwards for federal income tax purposes of $48,765,000.  These expire in varying amounts from 2007 until 2022.  Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired through an acquisition consummated by us in 1997.  Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.  Because we cannot be certain we will realize the full benefit of these loss carryforwards, we have established a valuation reserve equal in amount to the loss carryforwards.

During the nine months ended September 30, 2003, we applied approximately $4,725,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of $1,654,000.  The valuation reserve and net operating loss carryforward was $17,118,000 and $44,040,000 as of September 30, 2003.

In December 2002, we purchased medical equipment that was being previously leased for $672,000.  We anticipate that this will result in a reduction in leased equipment expense of $734,000 and an increase in depreciation expense of $224,000 in 2003 as compared to 2002.

Our costs associated with the opening of a new center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements.  In addition, we typically incur other startup expenses and pre-opening advertising expenses.  Generally, we estimate the costs associated with opening a new center to be between $1.0 million and $1.5 million.  Actual costs will vary from center to center based upon the location of the market, the number of lasers purchased for the center, the site of the center and the level of leasehold improvements required.  Our capital expenditures consist primarily of investments incurred in connection with the opening of new centers and equipment purchases or upgrades at existing facilities.

In January 2003, we opened a new center in Cleveland, Ohio and in June 2003, we opened a new center in Indianapolis, Indiana.  We recently announced the opening of our newest vision center in Las Vegas.  We recently upgraded our VISX lasers and diagnostic equipment to enable us to offer custom ablation in all our markets.  In addition, we are currently upgrading our Bausch & Lomb lasers to offer their recently approved Zyoptix™ custom technology.  We estimate the cost of our laser and equipment upgrades and center expansion plans by year-end 2003 to be approximately $4,000,000 to $6,000,000.  The planned capital expenditures for the fourth quarter are expected to be funded by cash flow from operations in combination with cash and cash equivalents on hand.

We recently expanded the use of our own sponsored patient financing.  As of September 30, 2003, we had $3.0 million in accounts receivable, which is an increase of $2.6 million since December 31, 2002.  Further growth in accounts receivable is expected over the balance of 2003 and beyond.

Our consolidated cash and cash equivalents includes $0.5 million of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of September 30, 2003.  These funds are not available for general corporate purposes.  We expect cash reserves in our captive insurance company to grow over time.

The ability to fund our marketing and advertising program, planned capital expenditures and new center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.  Based upon our current level of operations and anticipated revenue growth, we currently believe that cash flow from operations, available cash and short-term investments, available borrowing under the credit facility from Provident Bank should be adequate to meet these needs for at least the next 12 months.

Critical Accounting Policies

In January 2002, the SEC issued FR-60 recommending that companies expand their disclosures related to critical accounting policies.  Significant accounting policies are disclosed in Note 1 of the financial statements, and critical accounting policies are discussed in the following paragraphs.

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing.  The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months.  We began our patient financing program in May, 2002.  As a result of a recent expansion of this program, we are currently exposed to more credit risk than we have experienced in the past.  Based upon our own experience with patient financing and based upon the credit experience of centers who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2003 of $1,386,000 against accounts receivable of  $4,413,000.  To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

Captive Insurance Company Reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002.  In addition, our captive insurance company's charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive.  Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm.  For the year ending December 31, 2003, our captive insurance company purchased excess liability coverage for 80% of our aggregate losses in a given policy year in excess of $1,000,000, up to $11,000,000.  Our captive insurance company is responsible for 20% of our aggregate losses in excess of $1,000,000 per claim, up to $11,000,000.  Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 in a given policy year.  Our management may elect to purchase similar, less, more or no excess liability coverage when such policies come up for renewal depending on premiums quoted, among other factors.  A number of claims covered by our captive insurance company are now pending.  The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise.  As of September 30, 2003, we recorded an insurance reserve amount of $1,384,000, which primarily represents an actuarially determined estimate of claims incurred but not yet reported.  To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

As a result of our operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on our ongoing operations, we continue to record a full valuation reserve for deferred tax assets.  This reserve was established according to the requirements of SFAS No. 109 “Accounting for Income Taxes.”  Favorable changes in our operating profitability, as a result of improved general economic conditions in the United States or otherwise, could impact our determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future.  To the extent that such a reduction in the valuation reserve is necessary, an income tax benefit would be recorded in the consolidated statement of operations, which would favorably impact our results of operations.  In addition, future taxable income may be absorbed by the net operating loss carryforward that we maintain, which would favorably impact our results of operations and cash flows.  During the nine months ended September 30, 2003, we applied approximately $4,725,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of approximately $1,654,000.  The valuation reserve and net operating loss carryforward was $17,118,000 and $44,040,000, respectively, as of September 30, 2003.

Consolidation

We use the consolidation method to report our investment in our subsidiaries and other companies when we own a majority of the voting stock of the subsidiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements.  Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a “controlling financial interest” in the professional corporations.  Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the “controlling financial interest” criteria of EITF 97-2.

As a result of the FASB’s issuance of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we have evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and have determined that consolidation of these entities is appropriate under the FIN 46 guidance.  With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we have determined that we should consolidate these entities under the FIN 46 guidance beginning July 1, 2003, which we do not believe will have a material impact on our consolidated financial statements.  If modifications are made to existing management agreements, or if new agreements are made under different terms than existing management agreements, then the financial statements of the professional corporations may not be consolidated in the future.

Factors That May Affect Future Results and Market Price of Stock

For a detailed discussion of factors that may affect our future results, please refer to the Company's most recent Form 10-K and the Form S-3 (File No. 333-109034), among our other public filings.  No material new risks have developed since these filings.

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

Item 4. Controls and Procedures

(a)

Disclosure controls and procedures.  The Chief Executive Officer and the Chief Financial Officer have carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures that are designed to ensure that information relating to the Company required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.  Based upon this evaluation, these officers have concluded that as of September 30, 2003, the Company’s disclosure controls and procedures are adequate.

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

Defaults upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Number

Description

31.1

CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2

CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32

CEO/CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on Form 8-K

1)

Form 8-K, dated July 14, 2003, containing a press release announcing that effective August 1, Kevin Hassey is joining the Company as president.

2)

Form 8-K, dated July 15, 2003, containing a press release announcing that the Company will release 2003 second quarter financial results before market open on Wednesday, July 23, 2003.

3)

Form 8-K, dated July 23, 2003, containing a press release reporting the Company’s net income for the second quarter ended June 30, 2003.

4)

Form 8-K, dated August 12, 2003, containing a press release announcing that the Company expects to complete the installation of wavefront analyzers to provide the LasikPlus custom laser vision correction procedure in all of its U.S. markets by August 29, 2003.

5)

Form 8-K, dated August 25, 2003, containing a press release announcing that the Company signed an agreement with OptiCare Eye Health Network.

6)

Form 8-K, dated September 23, 2003, containing a press release announcing the filing of a Registration Statement with the Securities and Exchange Commission relating to the proposed public offering of 3,000,000 shares of common stock.

7)

Form 8-K, dated October 7, 2003, containing a press release announcing the Company will release 2003 third quarter financial results before market open on Wednesday, October 22, 2003.

8)

Form 8-K, dated October 21, 2003, containing a press release announcing that the Company will open its 34th LasikPlus facility in the U.S. on October 28 in Las Vegas.

9)

Form 8-K, dated October 22, 2003, containing a press release reporting the Company’s net income for the three months ended September 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LCA-VISION INC.

Date  November 13, 2003

/s/ Stephen N. Joffe

Stephen N. Joffe

President and Chief Executive Officer

Date  November 13, 2003

/s/ Alan Buckey

Alan Buckey

Chief Financial Officer

Exhibit 31.1

CEO CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Stephen N. Joffe, certify that:

1.

I have reviewed this report on Form 10-Q of LCA-Vision Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial report; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 13, 2003

/s/ Stephen N. Joffe

Stephen N. Joffe

Exhibit 31.2

CFO CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002

I, Alan H. Buckey, certify that:

1.

I have reviewed this report on Form 10-Q of LCA-Vision Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial report; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  November 13, 2003

/s/ Alan H. Buckey

Alan H. Buckey

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LCA-Vision Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Stephen N. Joffe, Chief Executive Officer, and Alan Buckey, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stephen N. Joffe

/s/ Alan Buckey

Stephen N. Joffe

Alan Buckey

Chief Executive Officer

Chief Financial Officer

20