Form 10-K
period 2003-12-31
LCA VISION INC
filed 2004-03-05
CIK 1003130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in charter)

Delaware	11-2882328

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7840 Montgomery Road, Cincinnati, OH	45236

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 792-9292

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the act:

             Common Stock, $.001 par value

             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $60,363,000.

The number of shares outstanding of the registrant’s Common Stock as of March 2, 2004 was 13,325,882

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 17, 2004 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2003 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1. Business - Factors That May Affect Future Results and Market Price of Stock.”

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the “Company” or “LCA-Vision”) is a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers manufactured by Bausch & Lomb, VISX and Alcon. Our vision centers are supported mainly by full-time credentialed board-certified ophthalmologists and optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 300,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

We currently operate 40 laser vision correction centers, including 36 wholly-owned vision centers located in large metropolitan markets throughout the United States, three joint ventures in Canada and one joint venture in Europe.

LCA-Vision Inc., a Delaware corporation, is the successor to two businesses which were founded and controlled by Stephen N. Joffe: Laser Centers of America, Inc. and Toronto Laservision Centre, Inc. Laser Centers of America was founded in 1985 to assist hospitals in establishing and managing laser surgery centers, and Toronto Laservision was one of the earliest laser vision surgery centers in Canada, which approved refractive laser surgery several years prior to its introduction in the United States in 1995.

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

On November 12, 2002, stockholders of LCA-Vision Inc. approved a 1-for-4 stock split. All share and per share amounts have been restated for the stock split.

In December 2002, the Company incorporated Lasik Insurance Company, Ltd. in Georgetown, Grand Cayman to insure for medical professional liability.

In December 2003, we raised a total of $36,727,000 of equity capital, after expenses, through a public offering of 2,400,000 shares of our common stock.

The Company derives all of its revenues from laser refractive surgery, our only reported segment. Financial information concerning revenues, profit and loss and total assets are contained in Item 8. Financial Statements and Supplementary Data under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.”

Laser Vision Correction Procedures

Laser vision correction procedures are designed to reshape the outer layers of the cornea to help correct refractive vision disorders by changing its curvature with an excimer laser, which may reduce the need for corrective lenses. Prior to the procedure, an assessment is made of the patient’s candidacy for the procedure and the correction required to program the excimer laser. The software of the excimer laser then calculates the number of pulses needed to achieve the intended correction using a specially developed algorithm. A speculum is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient’s cornea for the procedure. The excimer laser emits energy in a series of pulses with each pulse typically lasting only a fraction of a second. High-energy ultraviolet light produced by the excimer laser creates a ''non-thermal’’ process known as ablation, which removes tissue and reshapes the cornea. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness and steeper when corrected for farsightedness. In effect, the change made in the middle or periphery of the cornea is translated to the front surface of the cornea which results in helping correct vision. A series of patient follow-up visits is scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to check that there are no complications and to test the correction achieved by the laser vision correction procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.

PRK. PRK has been approved by the U.S. Food and Drug Administration for commercial use in the United States since 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses to the surface of the cornea. Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient typically experiences discomfort and blurred vision until the epithelium heals. An ophthalmologist generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort and to promote corneal healing. Although a patient generally experiences substantial improvement in clarity of vision within a few days following the procedure, it can take one to three months for the full benefits of the PRK procedure to be realized. Patients usually have one eye treated in one visit and the second eye treated at a later visit.

LASIK. We began performing LASIK, which now accounts for substantially all of the procedures performed in our vision centers, in the United States in 1997. In LASIK procedures, an automated microsurgical instrument called a microkeratome is used to create a thin flap, which remains hinged to the eye. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction of the cornea. Since the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day and enjoying shorter recovery periods. The LASIK procedure allows an ophthalmologist to treat both eyes of a patient during the same visit, involves little patient discomfort and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.

Custom ablation. The newest advance in laser vision correction procedures currently is LASIK using custom ablation. We provide custom ablation in all of our markets using state-of-the-art technology, including VISX CustomVueTM technology, Alcon’s CustomcorneaTM technology and Bausch & Lomb ZyoptixTM technology.

To perform a custom ablation procedure, we use digital technology to identify and measure imperfections in an individual’s eyes more precisely than with standard methods used for glasses and contact lenses and for non-custom LASIK and non-custom PRK. This information in then transferred to the laser, providing potentially greater precision and accuracy in the treatment.

Prior to custom ablation, laser vision correction corrected only the visual distortions caused by nearsightedness, farsightedness, and astigmatism. However, these common types of vision distortions, called “lower order aberrations,” are typically responsible for only 85% to 90% of the overall quality of vision. There are other imperfections in the eye’s optical system that may affect the clarity of one’s vision and how well one sees at night or in low light. Doctors call these visual distortions “higher order aberrations” and they can cause glare, shadows, halos and other visual defects. Unless these higher order aberrations are addressed along with the lower order aberrations, it is believed the quality of vision may be compromised, even if it measures at 20/20.

With the new custom technology, it may now be possible to measure and, in some cases, help correct both lower and higher order aberrations. Flat waves of light are passed through the eye using a computerized wavefront-measuring instrument. As the light waves travel through the eye’s optical system, the distortions in vision are measured and compared against the flat light waves that would have been reflected if the optical system was perfect. A three dimensional map is then generated representing the unique visual distortions, including both lower and higher order aberrations. This map is a guide for the laser, instructing it how and where to reshape the cornea to correct vision. Other aspects of the custom LASIK procedure are similar to those described above for LASIK.

The Laser Vision Correction Market

More than 150 million Americans, or approximately 50% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. Three common refractive vision disorders are:

•	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects

•	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects

•	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes.

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 4 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with approximately 1.2 million laser vision correction procedures performed on approximately 600,000 patients in 2003. It is estimated that there are approximately 57.5 million potential patients for laser vision correction procedures in the United States, according to a report on the U.S. refractive market published by Market Scope in November 2000.

Laser vision correction is typically an elective, private pay procedure performed on an outpatient basis. The current demand for laser vision correction procedures performed in the United States is widely believed to be attributable to many factors, including:

•	Broader market acceptance - as the number of procedures performed increases, so does the number of patients able to attest to the perceived benefits of laser vision correction

•	Improved technology - compared to earlier laser vision correction procedures, the LASIK procedure typically results in less patient discomfort and a shorter recovery period, and

•	Expanded applications - FDA approval for the excimer laser used in LASIK laser vision correction procedures has been extended to the treatment of three of the most common types of refractive vision disorders: nearsightedness, farsightedness and astigmatism.

Number of Laser Vision Correction Procedures in United States

* Source: Market Scope, February 11, 2004

Our Business Strategy

Our business strategy is to provide quality laser vision correction services at an affordable price. In July 1999, we began converting our vision centers to closed-access facilities from open-access facilities in order to obtain increased control over the quality of care we provide to our patients and greater operational and financial control of our business. Under the open-access model, we allowed qualified ophthalmologists to use our equipment and facilities in return for a facilities fee. Under our closed-access model, in contrast, we either directly employ the ophthalmologist and the optometrist or contract for their services, and are responsible for marketing and patient acquisition. By the first quarter of 2000, we changed the names of the majority of our vision centers to LasikPlus and began trying to build consumer awareness of the brand name through media campaigns that generally include newsprint, radio and direct mailings.

We intend to grow our business through increased penetration in our current markets and expansion into new markets. Key elements of our business strategy include:

•	Recruiting and retaining highly credentialed ophthalmologists and optometrists

•	Providing patients with a “Continuum of Care”

•	Opening and operating new laser vision correction centers

•	Providing attractive patient financing alternatives

•	Establishing relationships with leading managed care providers in the United States to source additional patients

•	Developing and implementing innovative direct marketing campaigns

Recruiting and retaining highly credentialed ophthalmologists and optometrists. We generally focus our recruiting efforts on leading ophthalmologists and optometrists with a reputation for providing quality eye care within their respective markets and who are experienced in laser vision correction procedures. Our ophthalmologists generally have completed extensive FDA-mandated training and also have met our qualification criteria, including a review of state licensure, board certification, malpractice insurance, historical procedure experience and clinical outcomes.

Providing patients with a “Continuum of Care.” We strive to achieve high patient satisfaction and have established a “Continuum of Care” program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. Our call center personnel are trained to answer questions regarding procedures and have access to both an ophthalmologist to address more difficult inquiries and past patients to relate procedure experience. Once in the vision center, potential patients can receive a free eye evaluation with the local vision center ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, our vision centers are designed to create a patient friendly environment and reduce any anxiety associated with getting laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor procedure results and evaluate potentially providing enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.

Opening and operating new laser vision correction centers. We plan to expand our business primarily through the development of new vision centers in desirable markets and within existing markets. In evaluating new and current markets for opening a laser vision correction center, we consider a number of factors, including population demographics, and attempt to determine the number of existing excimer lasers currently in that market. We also typically interview local ophthalmologists and optometrists. We target markets with potential to generate break-even procedure volume within the first six months of opening, including the necessary ophthalmologist and optometrist staffing to support such levels. We have developed what we believe to be cost-efficient standardized vision center plans and designs to be used in building each new vision center to efficiently manage patient flow and physician and staff productivity.

Providing attractive patient financing alternatives. Because laser vision correction procedures are elective and generally not reimbursable by third party payors, we currently offer patients several financing alternatives. We have entered into an arrangement with an unaffiliated finance company, pursuant to which the finance company makes multiple payment plans available to qualifying customers. These payment plans typically provide for payments over a 12-month to 48-month period. We generally bear no credit risk for loans made under this program. For patients not qualifying for these plans, we also offer our own direct financing to customers under which we charge an up-front fee intended to cover some or all of our variable costs, with the remaining balance paid by the customer through direct withdrawals from the customer’s bank account in up to 36 equal monthly installments. We can also provide information to customers regarding other financing options, such as installment plans, home equity loans and payment through employer flexible benefit plans.

Establishing relationships with leading managed care providers in the United States to source additional patients. With an increasing number of employers adding vision services to their employee benefit packages, we hope to increase our U.S. footprint and market share by developing contractual relationships with managed care organizations, through which we offer discounted rates to plan participants. Through our agreements with managed care providers to date, we believe we currently have access to approximately 85 million covered lives in over 100 major U.S. markets. The plan participant, and not the managed care organization, is responsible for the payment of our fees under these arrangements.

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers. In each market, we target a specific demographic group of potential patients through the use of print media, radio, direct mail campaigns, internet marketing, brochures and videos. In most advertisements, prospective patients are provided our web site address, www.lasikplus.com, and a toll-free number, such as 1-888-529-2020, 1-800-LASIKPLUS or 1-800-243-EYES. Our call center representatives screen prospective patients, record patient names and information into our centralized computer system and attempt to schedule eye evaluation appointments with the local vision center ophthalmologist or optometrist to determine whether the prospective patient is a candidate for laser vision correction. We generally keep a prospective patient’s name on file if the patient elects not to proceed with a laser vision procedure following an initial evaluation. We continuously evaluate the effectiveness of our marketing programs and our marketing costs.

Competition

Laser vision correction, whether performed at one of our vision centers or elsewhere, competes with several surgical and non-surgical treatments to correct refractive vision disorders, including eyeglasses, contact lenses, other types of refractive surgery and corneal implants. In addition, other technologies currently under development may ultimately prove to be more attractive and effective to consumers than current laser vision correction technology.

In addition, we face competition from other providers of laser vision correction. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care vision centers. Industry sources estimate that such local providers represent over 50% of the laser vision correction market. Laser vision correction corporate providers, such as LCA-Vision, are a specialized type of multi-site eye care center that primarily provides laser vision correction. Among the laser vision correction center providers, we believe we are one of the largest providers in terms of number of vision centers in the United States.

The market for providing laser vision correction service is highly competitive and fragmented. In most, if not all, of our markets, we compete with other laser vision correction center chains, including TLC Vision Corporation, which is also a public company, and Lasik Vision Institute, as well as with hospitals, surgical clinics, local operators of vision centers and ophthalmology practices, among others, that have purchased or rent their own lasers. The market may become more competitive as it matures and laser vision correction penetration increases.

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedural volume. These practices have caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. While two of the larger heavily-discounted providers of laser vision correction services have ceased business, other competitors offer discounts in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors.

Employees

As of March 2, 2004 we had 274 employees, 245 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

Trademarks

Not all of the names we use for our products and services have been registered with the United States Patent and Trademark Office. Where we use the “TM” (trademark) symbol, it is our intention to claim trademark rights on those names under common law. The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are at least five companies - Bausch & Lomb, VISX, Alcon, Nidek and LaserSight - whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.

Government Regulation

Our operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare. Some of these include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by state and federal law.

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse affect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in some circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in us being named as a party in ensuing litigation or a limitation on or prohibition of our use of excimer lasers, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers’ ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Bausch & Lomb and Alcon, or any other manufacturers that supply or may supply excimer lasers to us, to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices

In the United States, the FDA regulates the uses, manufacturing, labeling, distribution and marketing of medical devices, including excimer lasers, microkeratomes and certain equipment we use in laser vision correction surgery.

Once FDA approval is obtained, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices, with which users such as us as well as manufacturers must comply.

Non-compliance with FDA requirements could subject manufacturers to enforcement action, including:

•	Product seizures

•	Recalls,

•	Withdrawal of approvals

•	Civil and criminal penalties

Noncompliance by us could subject us to civil and criminal penalties. Any such enforcement action could have a material adverse effect on our business, financial condition and results of operations.

The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those practicing in our vision centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future. Should the FDA choose to regulate this aspect of the use of excimer lasers in the future, any potential resulting inconvenience to patients could discourage potential patients from having laser vision correction services and could, therefore, cause the total number of procedures we perform to decrease.

To authorize new uses of medical devices, manufacturers are required to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices we use or manufacture or failure to comply with manufacturing or labeling requirements may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use the devices. These and other regulatory actions could limit the supply of devices we use or our ability to use them, which could have a material adverse effect on our business, financial condition and results of operations.

Anti-kickback statutes

In the United States, the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any kickback in connection with:

•	The referral of patients

•	The ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal healthcare programs

Some courts have interpreted the federal anti-kickback statute broadly to prohibit payments intended to induce the referral of Medicare or Medicaid business, regardless of any other legitimate motives. Sanctions for violations of the anti-kickback statute include:

•	Criminal penalties

•	Civil penalties of up to $50,000 per violation

•	Exclusion from Medicare, Medicaid and other federal programs

According to the U.S. Office of the Inspector General, ophthalmologists and optometrists who engage in agreements to refer business may be violating the anti-kickback statute. Further, violations may occur even with respect to non-Medicare or Medicaid services if the arrangement has an impact on the referral pattern for Medicare or Medicaid services.

Some states have enacted statutes similar to the federal anti-kickback statute which is applicable to all referrals of patients. Although we have endeavored to structure our business operations to be in material compliance with such laws, authorities could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition and results of operations.

Fee-splitting

Many states prohibit professionals (including ophthalmologists and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. Violation of a state’s fee-splitting prohibition may result in civil or criminal fines, as well as loss of licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices. This could have a material adverse effect on our business, financial condition and results of operations.

Corporate practice of medicine and optometry

The laws of many states prohibit business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine. Some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from:

•	Employing eye care professionals

•	Controlling clinical decision making

•	Engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology

This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although we have endeavored to structure our contractual relationships to be in material compliance with these laws, if any aspect of our operations were found to violate state corporate practice of medicine or optometry prohibitions, this could have a material adverse effect on our business, financial condition and results of operations.

Self-referral laws

The U.S. federal self-referral law (the “Stark Law”) prohibits physicians (including optometrists) from referring their Medicare or Medicaid patients for certain health services to any provider with which they (or their immediate family members) have a financial relationship. Certain referrals, however, fit within specific exceptions in the statute or regulations. The penalties for violating the Stark Law include:

•	Denial of payment for the health services performed

•	Civil fines of up to $15,000 for each service provided pursuant to a prohibited referral

•	A fine of up to $100,000 for participation in a circumvention scheme

•	Possible exclusion from Medicare and Medicaid programs

At this time it is unclear how ophthalmologists and optometrists are affected under the law. While we believe that our present business practices materially comply with the Stark Law and similar state laws to the extent we are subject to such laws, we cannot assure you that our business practices will not be challenged in the future. This could have a material adverse effect on our business, financial condition and results of operations.

Other anti-fraud provisions

Certain federal and state laws impose penalties on healthcare providers and those who provide services to such providers (including businesses such as us) that fraudulently or wrongfully bill government or other third-party payors for healthcare services. Such penalties include substantial civil and criminal fines and imprisonment. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. Such private individuals can obtain a portion of the false claims recovery if the action is successful. We believe that we operate in material compliance with these laws. If any of our activities are challenged or reviewed by governmental authorities or private parties asserting false claims, such actions could have a material adverse effect on our business, financial condition and results of operations.

Facility licensure and certificates of need

State Departments of Health may require us to obtain licenses in the various states in which we have or acquire laser vision correction centers or other business operations. We believe that we have obtained the necessary licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, not all of the regulations governing the need for licensure are clear and there is little guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license. This could subject us to significant fines or penalties, result in our being required to cease operations in that state and could otherwise have a material adverse effect on our business, financial condition and results of operations. We have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, but there can be no assurance that we will be able to obtain any required license.

Some states require permission by the State Department of Health in the form of a Certificate of Need (“CON”) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, not all of the regulations governing the need for CONs are clear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON. This could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to acquire a CON in all states where it is required.

Health information practices

We, along with the health care industry in general, are impacted by the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to enhance the efficiency and simplify the administration of the healthcare system. In addition, HIPAA requires the Department of Health and Human Services to adopt standards for electronic transmissions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement. While HIPAA ultimately is designed to reduce administrative expenses within the healthcare system, the law likely will initially require significant, and possibly costly, changes for the industry. The Electronic Healthcare Transactions and Code Sets have gone into effect. On February 20, 2003, the Department of Health and Human Services published standards for the security of electronic health information. We must comply with the requirements of the security standards by April 21, 2005. Based on current information, we believe we will be able to fully comply with the HIPAA requirements by such date; however, we cannot at this time estimate the cost of compliance, whether in fact we will be successful in achieving such compliance or if implementation of the HIPAA standards will result in an adverse effect on our operations or profitability.

Healthcare reform

Healthcare reform is considered by many in the United States to be a national priority. Several states are also currently considering healthcare proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to healthcare reform. Healthcare reform may bring significant changes in the financing and regulation of the healthcare industry, which could have a material adverse effect on our business, financial condition and results of operations.

Factors That May Affect Future Results and Market Price of Stock

We have a history of operating losses.

We commenced operations in 1991 and have posted net losses in every year other than 2003 and 1999. Our accumulated deficit as of December 31, 2003 was $37,609,000. Our ability to remain profitable depends on, among other factors:

•	Continued market acceptance for laser vision correction services

•	Our ability to execute our planned business strategy, including further growth and expansion

•	Our ability to manage equipment and operating costs

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year, depending on many factors, including:

•	Market acceptance of laser vision correction services

•	The number of laser vision correction procedures performed

•	The timing of new advancements by our suppliers and the purchase of such advancements or upgrades of equipment by us or our competitors

•	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate

•	Declining economic conditions in the geographic areas in which we operate, which can result in decreased demand for our laser vision correction services

•	The opening, closing or expansion of vision centers

•	Regulatory matters

•	Litigation

•	Acquisitions and other transactions.

In addition, our revenue and operating results are subject to seasonal factors. In terms of number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our weakest the fourth quarter. We believe these fluctuations are due to several factors, including:

•	The availability to potential patients of funds under typical corporate medical flexible spending plans

•	The general effect of the New Year season and New Year’s resolutions on the scheduling of procedures

•	Time constraints imposed by the holiday season and a desire by some individuals not to schedule procedures at that time of year

The revenue growth and recent profitability we have achieved in prior quarters might not continue, and revenues and net income in any particular quarter could be lower, or our losses greater, than those of the preceding quarters, including comparable quarters of prior fiscal years. Quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of likely future performance or annual operating results. Reductions in revenues or net income between quarters or our failure to achieve expected quarterly earnings per share could result in a decrease in the market price of our common stock.

Changes in general economic conditions may cause fluctuations in our revenues and profitability.

The cost of laser vision correction procedures is typically not reimbursed by third-party payors such as health care insurance companies or government programs. Accordingly, as we have experienced in prior fiscal periods, our operating results may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in a decrease in the number of laser vision procedures performed and a decline in our revenues and profitability. In addition, weakening economic conditions may cause some of our customers to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience and adversely affect our results of operations and cash flow.

We derive substantially all of our revenue from laser vision correction services and a decrease in the provision of these services could result in a significant decrease in our revenues and profitability.

We derive substantially all of our revenues from laser vision correction services. If we are not able to provide those services or the number of laser vision correction procedures we perform significantly decreases, our revenues and profitability could decrease significantly. We do not have other diversified revenue sources which could offset a significant decrease in revenues from our provision of laser vision correction services.

If we are unable to attract and retain qualified ophthalmologists, our ability to attract patients could be negatively affected.

Our revenues are generated by ophthalmologists who work with us, either as employees or independent contractors, to perform surgeries. In states where the corporate practice of medicine is prohibited, we may contract with professional corporations for ophthalmologists to perform surgeries at our facilities. In other states, we may directly hire ophthalmologists to work for us as our employees. The retention of qualified ophthalmologists is a critical factor in the success of our vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable to consistently attract, hire and retain qualified ophthalmologists, our ability to attract patients could be negatively affected.

If technological improvements occur which render our equipment or services obsolete, we may need to make significant capital expenditures and might not have the financial resources to do so.

Newer technologies, techniques or products for the treatment of refractive vision disorders could be developed with better performance than the excimer laser technology we currently use. If new and better ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders is introduced that we would like to use in our vision centers, we may be unable to acquire such new technologies or may have to make significant capital expenditures to do so. If we do not have access to sufficient funds to acquire such new technologies, our ability to attract patients could be negatively affected.

If a better-financed or lower-cost provider of laser vision correction or a competing vision treatment forces us to lower our laser surgery prices in a particular geographic area, our revenues and profitability could decline.

Laser eye surgery competes with other surgical and non-surgical treatments for refractive vision disorders, including eyeglasses, contact lenses, other types of refractive surgery, corneal implants and other technologies currently under development. Among providers of laser vision correction, competition will come from firms similar to us and from hospitals, hospital-affiliated group entities, physician group practices and private ophthalmologists, among others, that, in order to offer laser vision correction to patients, purchase or rent excimer lasers. Suppliers of conventional eyeglasses and contact lenses, such as optometry chains, also may compete with us by purchasing laser systems and offering laser vision correction to their customers.

Some of our competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and compete more effectively than us. Competition in the market for laser vision correction could increase as excimer laser surgery becomes more common and the number of ophthalmologists performing the procedure increases. Additional competition may develop, particularly as the price to purchase or rent excimer laser systems decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.

If more competitors offer laser vision correction or other competitive types of vision treatments in a given geographic market, we might find it necessary to reduce the prices we charge, particularly if competitors offer the procedures at lower prices than we do. If that were to happen, we may not be able to make up for the reduced profit margin by increasing the number of procedures we perform, and our revenues and profitability could decrease, as we have experienced in prior fiscal periods.

Our business has been adversely affected in the past by deeply-discounted pricing by some competitors, and it is possible that such competitive practices may adversely affect our business in the future.

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedure volume. These practices have caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. While two of the larger heavily-discounted providers of laser vision correction services have ceased business, other competitors offer discounts in some of the geographic markets where we conduct business. It is possible that, in the future, our revenues and profitability could decrease as a result of the discounting practices of competitors.

We have recently expanded our direct financing program and as a result may incur increased credit risk which could negatively affect our cash flow and results of operations.

We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up front, which is intended to cover some or all of our variable costs, and pay the remaining balance in up to 36 equal monthly installments through direct withdrawal from his or her bank account. As a result of a recent expansion in the program, as of December 31, 2003, we had $5.9 million in accounts receivable, compared to $0.6 million as of December 31, 2002. We are now exposed to significantly increased credit risk, particularly given that some or all of the patients who participate in our direct financing program have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations could decrease.

If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.

We derive substantially all of our revenues from laser vision correction. As a result, we believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing methods of treating refractive vision disorders. Wider acceptance of laser vision correction may be affected adversely by:

•	Concerns about the safety and effectiveness of laser vision correction procedures, including procedures using new technologies or techniques such as custom ablation

•	General resistance to surgery of any type, and eye surgery in particular

•	Cost, particularly since laser vision correction is not typically covered by government or private insurers

•	The effectiveness of alternate methods of correcting refractive vision disorders

•	The lack of long-term follow-up data and the possibility of unknown side effects

•	Regulatory developments

•	Reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction

Concerns about potential side effects and long-term results may negatively impact market acceptance of laser vision correction, result in potential liability for us and prevent us from growing our business.

Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Laser vision correction has been provided only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us.

Some of the possible side effects of laser vision correction may include:

•	Foreign body sensation

•	Pain or discomfort

•	Sensitivity to bright lights

•	Blurred vision or haze

•	Dryness or tearing

•	Fluctuation in vision

•	Night glare

•	Poor or reduced visual quality

•	Overcorrection or under correction

•	Regression

•	Corneal flap or corneal healing complications

Laser vision correction may also involve the removal of “Bowman’s membrane,” an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. The effect of the removal of Bowman’s membrane on patients is currently not clear.

We depend on limited sources for the excimer lasers, diagnostic equipment, microkeratomes and disposable blades we use, and shortages of these items could hinder our ability to increase our procedure volume.

We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. If one or more of these companies becomes unwilling or unable to supply us with excimer lasers and diagnostic equipment, to repair or replace parts, or to provide services, our ability to open new vision centers or increase our capacity to perform laser vision correction services could be restricted.

We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, the devices used to create the corneal flap in the LASIK procedure, as well as with microkeratome blades and other disposable items required for LASIK. There are a limited number of manufacturers of microkeratomes and microkeratome blades, and, if alternate or additional suppliers were needed, there can be no assurance that microkeratomes and microkeratome blades would be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

Our business may be impaired due to government regulations which could restrict our equipment, services and relationships with ophthalmologists, optometrists and other healthcare providers.

As described under “Government Regulation,” excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including:

•	Restrictions on the approval, distribution and use of medical devices

•	Anti-kickback statutes

•	Fee-splitting laws

•	Corporate practice of medicine restrictions

•	Self-referral laws

•	Anti-fraud provisions

•	Facility license requirements and certificates of need

•	Privacy laws and regulations

•	Conflict of interest regulations

•	Rules and regulations regarding advertising and marketing practices

•	Sales and use taxes

Some of these laws and regulations are vague or ambiguous, and courts and regulatory authorities have not always provided clarification. Moreover, state and local laws vary from jurisdiction to jurisdiction. As a result, some of our activities could be challenged, sometimes successfully.

The failure of our suppliers to obtain regulatory approvals for any additional uses of excimer lasers or otherwise comply with regulatory requirements could limit the number of excimer lasers we have available for use and, therefore, limit the number of procedures we can perform.

Failure of the laser manufacturers to comply with applicable FDA requirements could subject us, ophthalmologists who practice in our vision centers or those manufacturers to enforcement actions, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in limitations or prohibitions on our use of excimer lasers. Any such actions or proceedings could result in negative publicity, which in turn could result in decreased demand for our services and in a decrease in our capacity to perform laser vision correction services.

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC rather than incur the significant expense and distraction from our business that would have resulted from prolonged litigation. On July 18, 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. We cannot be certain that this order, to which we agreed, will not substantially limit the nature and scope of our future marketing and advertising practices which is an important part of our strategy to generate demand for our laser vision correction services.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the potential risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other health care professional. Some injuries or defects may not become evident for a number of years. The operation of any excimer laser, diagnostic equipment, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We primarily rely and intend to continue to rely on ophthalmologists’ professional liability insurance policies and manufacturers’ insurance policies for product liability coverage, although we have limited umbrella product and professional liability insurance. We generally require the ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although there can be no guarantee that the ophthalmologists will be successful in obtaining or maintaining such insurance coverage, particularly in the current insurance market.

The availability of professional liability insurance has decreased and its cost has increased significantly for a variety of reasons, including reasons outside our control. A future increase in cost could result in the reduced profitability of our business, and a future lack of availability of coverage for us or the doctors could result in increased exposure to liability.

We established a captive insurance company, and if significant claims are paid, it could affect our profitability and our financial condition.

Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 in a given policy year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. A number of claims covered by our captive insurance company are now pending. The payment of significant claims by our captive insurance company or our assumption of incremental risk could negatively affect our profitability and our financial condition.

We may have substantial future capital requirements, and our ability to obtain additional funding is uncertain.

We are unable to predict with certainty the timing or the amount of our future capital requirements. Operating losses or changes in our operations, expansion plans or capital requirements may consume available cash and other resources more rapidly than we anticipate and additional funding may be required. Our capital needs depend on many factors, including:

•	The rate and cost of purchases of equipment and other assets

•	The rate of opening new vision centers or expanding existing vision centers

•	Market acceptance of laser vision correction

•	Any strategic transactions we may make in the future

•	Actions by competitors

We may not have adequate resources to finance the growth in our business, and we may not be able to obtain additional capital through subsequent equity or debt financings on terms acceptable to us or at all. If we do not have adequate resources and cannot obtain additional capital, we will not be able to implement our expansion strategy successfully, our growth could be limited and our results of operations could decline.

Disputes with respect to intellectual property could result in a decrease in revenues and profitability.

There has been substantial litigation in the United States, Canada and elsewhere regarding the patents on ophthalmic lasers. If the use of an excimer laser or other procedure performed at any our vision centers is deemed to infringe a patent or other proprietary right, we may be named as a defendant in ensuing litigation, prohibited from using the equipment or performing the procedure that is the subject of the patent dispute, or required to obtain a royalty-bearing license, which may involve substantial costs, including ongoing royalty payments. If a license is not available on acceptable terms, we may be required to seek the use of products that do not infringe the patent. The unavailability of alternate products could cause us to cease operations in the United States, Canada or elsewhere or delay our expansion. If we are prohibited from performing laser vision correction at any of our vision centers, our revenues and profitability could decrease.

We are dependent on a small number of senior managers.

Our success depends, to a significant extent, upon the efforts and abilities of our Chairman and Chief Executive Officer, Stephen N. Joffe, and other members of senior management. We currently do not have employment agreements with senior key employees, other than short-term employment agreements with Kevin M. Hassey, our President, and Alan H. Buckey, our Executive Vice President/Finance and Chief Financial Officer. We do not carry key man insurance on any of these key employees. The loss of the services of one or more of these key employees could have a material adverse effect on our business.

Stephen N. Joffe, our Chairman and Chief Executive Officer, and members of his family control a number of shares sufficient to influence corporate actions.

Members of the Joffe family together own or control approximately 21.3% of our outstanding common stock. The interests of the Joffe family may differ from those of our other stockholders, and they may take actions that advance their interests to the detriment of our other stockholders. If these persons acted together, they would have sufficient voting power to influence the outcome of corporate actions submitted to the stockholders for approval and to influence our management and affairs, including the election of our board of directors. In addition, this concentration of ownership may prevent attempts to remove or replace senior management. Stephen N. Joffe is the Chairman of our Board of Directors and our Chief Executive Officer. Craig P.R. Joffe, his son, is our Senior Vice President, General Counsel and Secretary and a director.

Anti-takeover provisions under Delaware law and certain provisions of our certificate of incorporation may make a change in our management or an acquisition of us, which may be beneficial to our stockholders, more difficult.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law, in addition to the control of a number of shares of our common stock by the Joffe family, may make changes in the management and control of our company more difficult, even if those changes would be beneficial to the stockholders. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless our board of directors or stockholders approve the transaction or certain other conditions are satisfied. Our board of directors may use these provisions to prevent changes in the management and control of our company. In addition, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

Pursuant to our certificate of incorporation, our board of directors is authorized to issue, without stockholder approval, any or all of our authorized but unissued shares of preferred stock with any dividend, redemption, conversion or exchange provisions as the board may designate. The rights of common stockholders would be subordinate and subject to and may be adversely affected by the rights of preferred stockholders. Issuance of preferred stock could have the effect of entrenching our board of directors and making it more difficult or discouraging for a third-party to acquire a majority of our outstanding voting stock.

Our stock price has been and is likely to continue to be highly volatile, and an investment in our stock could suffer a decline in value.

The price of our common stock has been, and is likely to continue to be, highly volatile. Our stock price may fluctuate substantially due to a number of factors, including:

•	Actual or anticipated fluctuation in our results of operations

•	Technological innovations

•	Increased competition

•	Conditions and trends in the laser refractive surgery industry

•	The lack of diversification of our revenues

•	General market conditions of the US economy

•	Geopolitical risks that destabilize the world economy

•	Changes in or our failure to meet market or, to the extent securities analysts follow our common stock, securities analysts’ expectations

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of healthcare companies, including us. These broad market fluctuations may result in a material decline in the market price of our common stock, regardless of our operating performance.

Internet

The Company’s website is www.lasikplus.com. The Company makes available free of charge through a link provided at the website its Forms 10-K, 10-Q and 8-K as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

Item 2. Properties.

Our corporate headquarters and one of our laser refractive surgery centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser refractive surgery centers are in leased locations. The typical location is in a professional office building and includes a laser surgery room, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,400 to 5,100 square feet with expiration dates ranging from December 31, 2004 to July 31, 2010.

Item 3. Legal Proceedings.

Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective as of December 18, 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized by us based on actuarial studies performed by an affiliate of the consulting and management firm.

For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 in a given policy year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. A number of claims covered by our captive insurance company are now pending.

We also are subject to other litigation from time to time, none of which we currently consider to be material.

We do not believe that any of the legal proceedings to which we are currently subject will have a material adverse effect on our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Nasdaq National Market under the symbol “LCAV.” There were approximately 23,900 beneficial, brokerage and registered owners of record of our Common Stock on March 2, 2004.

The following table sets forth the range of high and low bid prices of the common stock as reported by the Nasdaq National Market for the specific periods.

	2003		2002

	High	Low	High	Low
First Quarter	$3.74	$2.25	$7.96	$3.20
Second Quarter	9.75	3.32	7.52	3.60
Third Quarter	19.50	8.57	5.08	2.40
Fourth Quarter	22.19	13.36	3.40	1.86

We have not declared or paid cash dividends on our common stock in the past and currently do not anticipate doing so in the future. Any future determination as to the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions.

Item 6. Selected Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$81,423	$61,838	$68,096	$63,450	$56,358
Other	—	—	—	—	1,026

Total revenues	81,423	61,838	68,096	63,450	7,384
Operating costs and expenses:
Medical professional and license fees	15,779	12,270	13,626	15,542	22,930
Direct costs of services	31,507	28,796	33,616	27,218	16,113
General and administrative expenses	8,043	8,327	8,727	9,394	6,036
Marketing and advertising	12,566	12,823	12,732	14,565	5,671
Depreciation and amortization	6,377	5,997	5,625	3,839	2,964
Special charges	—	(174)	1,774	—	(150)

Total expenses	74,272	68,039	76,100	70,558	53,564

Operating income (loss):	7,151	(6,201)	(8,004)	(7,108)	3,820
Equity in earnings from unconsolidated businesses	317	241	372	49	316
Interest expense	(18)	(4)	(17)	(58)	(169)
Interest income	540	225	924	2,713	1,633
Litigation settlement	—	2,282	—	—	—
Other (expense) income	(130)	(195)	(61)	604	6

Income (loss) before taxes on income	7,860	(3,652)	(6,786)	(3,800)	5,606
Income tax expense (benefit)	591	174	16,589	(1,434)	(5,287)

Net income (loss)	7,269	(3,826)	(23,375)	(2,366)	10,893

Dividends to preferred stockholders	—	—	—	—	140

Income (loss) available to common stockholders	$7,269	$(3,826)	$(23,375)	$(2,366)	$10,753

Income (loss) per common share
Basic	$0.67	$(0.35)	$(2.01)	$(0.19)	$0.89
Diluted	$0.66	$(0.35)	$(2.01)	$(0.19)	$0.84
Weighted average shares used in computation
Basic	10,927	10,794	11,643	12,741	11,998
Diluted	11,077	10,794	11,643	12,741	12,729
Selected Operating Data
Laser vision correction procedures	65,485	57,104	72,032	59,144	33,266

	At December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data
Cash and cash equivalents	$64,908	$18,298	$16,609	$19,692	$11,981
Short-term investments	—	—	—	8,626	37,299
Working capital	60,986	12,965	14,378	24,063	49,212
Total assets	90,037	39,996	43,188	75,597	85,290
Debt maturing in one year	—	10	26	178	676
Total debt, excluding current portion	—	—	4	48	250
Accumulated deficit	(37,069)	(44,338)	(40,512)	(17,136)	(14,771)
Total stockholders’ investment	78,802	32,112	38,202	65,045	80,045

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the “Selected Financial Data” and the accompanying financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in Item 1. Business, under “Government Regulation” and “Factors That May Affect Future Results and Market Price of Common Stock.”

Overview

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers manufactured by Bausch & Lomb, VISX and Alcon. In July 1999, we began converting our vision centers to closed-access facilities from open- access facilities in order to obtain increased control over the quality of care we provide to our patients and greater operational growth and control of our business.

Substantially all of our revenues currently are derived from LASIK procedures performed in our U.S. vision centers.

Our operating costs and expenses include:

•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fees per procedure paid to equipment suppliers VISX, Bausch & Lomb and Alcon

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.

Results of Operations

Revenues

We derived substantially all of our revenues for the last three years from the delivery of LASIK laser vision correction services. Our revenues in any period are primarily a function of the number of laser vision correction procedures performed and the pricing for these services.

Our revenues are impacted by a number of factors, including the following:

•	Our ability to generate customers through our arrangements with managed care companies, direct to consumer advertising and word of mouth referrals

•	Our mix of procedures among the different types of laser technology used by us

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of LASIK

•	The effect of competition and discounting practices in our industry

Certain states prohibit us from practicing medicine, employing ophthalmologists to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. In those states, we may contract with professional corporations to provide these services. Beginning in September 2002, we started a process to amend our management agreements with professional corporations. The new management agreements provide us with financial and operational control of the professional corporations. Therefore, we now consolidate the financial results for those professional corporations under the new management agreements in accordance with EITF 97-2, application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. This change did not have a material impact on our operating income (loss), as the increase in revenue resulting from consolidation of these professional corporations is offset by a corresponding increase in medical professional fees.

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2003	2002	2001

First Quarter	17,028	17,592	25,061
Second Quarter	16,432	14,797	22,940
Third Quarter	15,965	12,511	13,347
Fourth Quarter	16,060	12,204	10,684

Year	65,485	57,104	72,032

Procedure volume declined in the second half of 2001, which we believe was a result of weakening consumer confidence and the tragedy of September 11th. Procedure volume rebounded in the first quarter of 2002 in a manner consistent with the seasonality experienced in prior years. We believe that falling procedure volume for the balance of 2002 was due to further weakening in consumer confidence and rising unemployment.

We believe that improved marketing and advertising effectiveness, together with third-party patient financing, and our own patient financing plan helped to grow procedure volume in 2003 over 2002.

In 2003, revenues increased by $19,585,000, or 32.7%, to $81,423,000 from $61,838,000 in 2002. Approximately $10,509,000 of this increase in revenues in 2003 was a result of improved pricing, and approximately $9,076,000 was due to higher procedure volumes. We believe that improved marketing and advertising effectiveness, together with third-party patient financing and our own patient financing plan, helped to grow procedure volume in 2003 over 2002.

In 2002, revenues declined by $6,528,000, or 10%, from $68,096,000 in 2001 to $61,838,000 in 2002. In 2002, revenues decreased by $14,112,000 primarily as a result of lower procedure volume as compared to 2001. The volume decrease more than offset the increase in revenue of $7,854,000 associated with improved price realization.

Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over the last twelve quarters. Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,293 in the quarter ended December 31, 2003. In the third quarter of 2003, we introduced custom laser vision correction technology from Alcon in five of our markets, and we later upgraded our VISX lasers in all our markets to perform custom procedures. LASIK procedures using custom ablation accounted for 6% of fiscal 2003 volume, and over 8% of fiscal 2003 revenues. We now offer LASIK using custom ablation in all of our markets and believe we can charge a premium for this more advanced technology.

Our strongest quarter in terms of number of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical corporate medical flexible spending programs and the general effect of the New Year season. In 2003, the effects of this seasonality were not as strong as we saw in prior years, due to a number of factors, including an uptick in consumer confidence.

Operating Costs and Expenses

2003 Compared to 2002

The following table shows the dollar amount of increase (decrease) in operating expenses from 2002 to 2003 and the percent of revenues for each period (dollars in thousands):

			Increase	% of Revenue
	2003	2002	(Decrease)	2003	2002
Medical professional and license fees	$15,779	$12,270	$3,509	19.4%	19.8%
Direct costs of services	31,507	28,796	2,711	38.7	46.6
General and administrative expenses	8,043	8,327	(284)	9.9	13.5
Marketing and advertising	12,566	12,823	(257)	15.4	20.7
Depreciation and amortization	6,377	5,997	380	7.8	9.7

Medical professional expenses increased by approximately $3,534,000 in 2003 from 2002. Approximately $1,931,000 of this increase was due to higher revenues and approximately $1,603,000 was due to the consolidation in 2003 for the first time of some professional corporations with whom we contract to provide medical services in those states where we cannot practice medicine. License fees decreased by $25,000. Purchasing rebates from suppliers were almost entirely offset by an increase in license fees of $1,312,000 due primarily to higher procedure volumes.

Direct costs of services include the salary component of physician compensation for those physicians employed by us, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in 2003 by $2,711,000 compared to 2002, largely because of an increase in provision for bad debt on patient financing of $1,357,000 due to higher levels of accounts receivable, financing fees of $135,000 related to third-party patient financing, rent and utilities expense of $242,000 and salaries and benefits of $1,020,000. These increases in expenses were partially offset by a decrease in insurance of $249,000.

General and administrative expenses decreased by $284,000 in 2003 as compared to 2002, primarily as a result of the absence of warrant compensation expense of $510,000, a decrease in expenditures on professional services in 2003 of $352,000 and a decrease in insurance expenses of $146,000. Warrant amortization relating to certain warrants granted to a former joint venture partner in our managed care business was completed in 2002. These decreases were partially offset by an increase in salaries and benefits of $611,000.

Marketing and advertising expenses decreased by $257,000 in 2003 from 2002, primarily as a result of more cost-effective media buying.

Depreciation and amortization expense increased by $380,000 in 2003 from 2002, primarily as a result of laser upgrades and the acquisition of diagnostic equipment to support custom LASIK.

Interest income increased by $315,000 in 2003 from 2002, due both to income on patient financing and to higher levels of invested cash.

Income tax expense of $591,000 was recorded in 2003. U.S. income tax was accrued for the amount of $244,000. The current year income tax provision of our Canadian facilities was $347,000.

2002 compared to 2001

The following table shows the dollar amount of increase (decrease) in operating expenses from 2001 to 2002 and the percent of revenues for each year (dollars in thousands):

			Increase	% of Revenue
	2002	2001	(Decrease)	2002	2001
Medical professional and license fees	$12,270	$13,626	($1,356)	19.8%	20.0%
Direct costs of services	28,796	33,616	(4,820)	46.6	49.4
General and administrative expenses	8,327	8,727	(400)	13.5	12.8
Marketing and advertising	12,823	12,732	91	20.7	18.7
Depreciation and amortization	5,997	5,625	372	9.7	8.3

Medical professional fees declined by $83,000 in 2002 as compared to 2001. Lower procedural volume in the United States was partially offset by increased procedural volume in Canada. License fees decreased by $1,457,000 in 2002 from the amount spent in 2001. The decrease in license fees was due to lower procedure volume in 2002 versus 2001. Enhancement expenses increased $123,000 as a result of a slightly higher enhancement rate.

Direct costs of services decreased $4,820,000 in 2002 versus 2001, because of cost reduction plans implemented in 2001, lower procedure volume in 2002, and decreased rent associated with formerly leased equipment purchased at the end of 2001.

General and administrative expenses decreased by $400,000 in 2002 from the amount expended in 2001. Salaries/benefits and travel and entertainment expenses decreased $494,000 and $198,000, respectively, as a result of cost reduction efforts started in the prior year. Warrant amortization was completed in 2002, resulting in a decrease of $192,000. Office equipment costs were reduced by $109,000 in 2002. State and local taxes were reduced by $98,000 in 2002. Offsetting these decreases were increases in insurance costs of $364,000 and stockholder communications of $290,000.

The increase in depreciation and amortization expense of $372,000 is primarily the result of the purchase of lasers and other equipment that had been previously leased.

During the third quarter of 2001, our management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses, in part by reducing staffing levels in existing markets. We estimated the cost of the plan to be $1,375,000, comprised of a $535,000 restructuring charge and an $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations to be closed. The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees. By the end of the first quarter of 2002, the restructuring plan had been fully implemented and we released excess reserves of $174,000 relating to the restructuring plan.

Other

Investment income decreased by $699,000 in 2002 from 2001, primarily as a result of lower interest rates and lower average invested cash.

In August 2002, we received a settlement payment of $2,282,000 from Pillar Point Partners’ class action litigation. Pillar Point Partners—a joint entity formed in 1995 by laser manufacturers VISX and Summit Technology Inc., now a subsidiary of Alcon Corporation—collected per-use royalties from all laser vision correction providers using their equipment. The manufacturers agreed to settle the various lawsuits for $37.8 million. Pillar Point was dissolved in July 1998 after the Federal Trade Commission filed an administrative complaint challenging the joint entity’s existence.

Liquidity And Capital Resources

Net cash provided by operating activities in 2003 was $12,480,000, exceeding expenditures in investing activities during the period to open new facilities and upgrade lasers to Custom LASIK technology. In addition, in December 2003, we completed an offering of common stock in which we raised $36,727,000 of equity capital. As a result, cash and cash equivalents increased to $64,908,000 (including $0.5 million of cash maintained by our captive insurance company pursuant to statutory requirements) as of December 31, 2003, compared to $18,298,000 as of December 31, 2002. The major use of cash in 2003 was capital expenditures in connection with opening new vision centers and upgrading equipment.

During the second quarter of 2000, our directors initiated a program to encourage additional direct stock ownership by our senior management. We offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. A total of $1,541,000 was loaned under this program, all prior to June 30, 2002. All current directors and officers repaid their loans in full in 2003.

We maintain a $10,000,000 revolving credit facility with The Provident Bank. In addition, we have a $10,000,000 credit commitment for the purpose of funding acquisitions. The revolving credit line has a variable interest rate equal to the lender’s prime rate and is secured by substantially all our assets, including a mortgage on our headquarters building in Cincinnati, which we own. As of December 31, 2003, no borrowings were outstanding under this credit facility. The acquisition funding commitment has no set terms and its availability is at the sole discretion of the lender. These credit arrangements are scheduled to expire July 31, 2004.

Our contractual obligations for future cash payments as of December 31, 2003 are summarized in the following table.

		Payments due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Lease Obligations	$8,927,000	$3,408,000	$4,044,000	$1,194,000	$281,000
Deferred Compensation	457,000	—	—	—	457,000

Total	$9,384,000	$3,408,000	$4,044,000	$1,194,000	$738,000

As of December 31, 2003, we had net operating loss carryforwards for federal income tax purposes of $39,636,000. These expire in varying amounts from 2007 until 2022. Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 of state net operating loss carryforwards were acquired through an acquisition we closed in 1997. Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code. Because we could not be certain we would realize the full benefit of these loss carryforwards, in 2001 we established a valuation reserve equal in amount to the loss carryforwards. As discussed under “Critical Accounting Policies – Income Taxes,” a future reduction in this reserve may favorably impact our results of operations.

In December 2002, we purchased medical equipment that was being previously leased for $672,000. This resulted in a reduction in leased equipment expense of $734,000 and an increase in depreciation expense of $224,000 in 2003 as compared to 2002.

Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1.0 million and $1.5 million. Actual costs will vary from vision center to vision center based upon the location of the market, the number of lasers purchased for the vision center, the site of the vision center and the level of leasehold improvements required. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.

In January 2003, we opened a new vision center in Cleveland, Ohio; in June 2003, we opened a new vision center in Indianapolis, Indiana; in November 2003, we opened a new vision center in Las Vegas, Nevada; in December 2003, we opened a new vision center in Houston, Texas; and in January 2004, we opened a new vision center in Orlando, Florida.

In the third quarter of 2003, we updated our VISX lasers and diagnostic equipment to enable us to offer custom ablation in all our markets. In addition, in the fourth quarter of 2003, we upgraded our Bausch & Lomb lasers to offer their recently approved ZyoptixTM custom technology. The cost of our laser and equipment upgrades and vision center expansion plans resulted in capital expenditures of $5,231,000, which was funded by cash flow from operations.

We recently expanded the use of our own sponsored patient financing. As of December 31, 2003, we had $4.0 million in accounts receivable, net of allowance for doubtful accounts, which is an increase of $3.6 million since December 31, 2002. Further growth in accounts receivable is expected.

Our consolidated cash and cash equivalents includes $0.5 million of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2003. These funds are not available for general corporate purposes. We expect cash reserves in our captive insurance company to grow over time.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. We believe that cash flow from operations, available cash (including that from our December 2003 public offering) and short-term investments and available borrowing under our credit facility provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements.

Critical Accounting Policies

Accounts Receivable

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5 percent per year. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.

As of December 31, 2003, the discount in receivables with an initial term over 12 months was $484,000.

Allowance for Doubtful Accounts

As a result of an expansion of the amount of patient financing provided in 2003, we are exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of lenders that provide financing to customers similar to ours, we have established bad debt reserves as of December 31, 2003 of $1,896,000 against accounts receivable of $5,900,000. To the extent that our actual bad debt writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

Captive insurance company reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Our captive insurance company is responsible for 20% of our aggregate losses in excess of $1,000,000, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are then only obligated to pay an aggregate of $8,000,000 in a given policy year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. A number of claims covered by our captive insurance company are now pending. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2003, we recorded an insurance reserve amount of $963,388, which primarily represents an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income taxes

As a result of our operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on our ongoing operations, we continue to record a full valuation reserve for deferred tax assets. This reserve was established according to the requirements of SFAS No. 109 Accounting for Income Taxes. Favorable changes in our operating profitability, as a result of improved general economic conditions in the United States or otherwise, could impact our determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future. To the extent that such a reduction in the valuation reserve is necessary, an income tax benefit would be recorded in the consolidated statement of operations, which would favorably impact our results of operations. In addition, future taxable income may be absorbed by the net operating loss carryforwards that we maintain, which would favorably impact our results of operations and cash flows. During the twelve months ended December 31, 2003, we applied approximately $9,555,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of approximately $3,249,000. The valuation reserve and net operating loss carryforwards were $16,807,000 and $39,636,000, respectively, as of December 31, 2003.

Consolidation

We use the consolidation method to report our investment in our subsidiaries and other companies when we own a majority of the voting stock of the subsidiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements. Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a ''controlling financial interest’’ in the professional corporations. Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the ''controlling financial interest’’ criteria of EITF 97-2.

As a result of the FASB’s issuance of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and have determined that consolidation of these entities was appropriate under the FIN 46 guidance. With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we began consolidating these entities as of July 1, 2003, which did not have a material impact on our consolidated financial statements. If modifications are made to existing management agreements, or if new agreements are made under different terms than existing management agreements, then the financial statements of the professional corporations may not be consolidated in the future. The professional corporations do not have any material assets or debt obligations and do not materially increase our exposure to risk of loss.

Cautionary Statement Concerning Forward-Looking Statements

Information contained above in this Management’s Discussion and Analysis and elsewhere in this Annual Report on Form 10-K with respect to expected financial results and future events and trends is forward-looking, based on our estimates and assumptions and subject to risks and uncertainties. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The carrying values of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

We have a very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

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

We maintain an accounting system and related system of internal controls designed to provide reasonable assurance that the financial records are accurate and that the Company’s assets are protected. Ernst & Young LLP, independent accountants, audit the financial statements and express their opinion on them. They perform their audit in accordance with generally accepted auditing standards, which includes consideration of the internal control structure.

The Audit Committee of the Board of Directors, which consists of our independent Directors, meets periodically with management and Ernst & Young LLP to review the activities of each in discharging their responsibilities. Ernst & Young LLP has free access to the Audit Committee and to all Company records and personnel in connection with its audits.

/s/ Stephen N. Joffe	/s/ Alan H. Buckey

Stephen N. Joffe	Alan H. Buckey
Chairman of the Board, Chief Executive Officer	Executive Vice President/Finance, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of LCA-Vision Inc.

We have audited the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP Cincinnati, Ohio February 13, 2004

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
	(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$64,908	$18,298
Accounts receivable, net of allowance for doubtful accounts of $1,480,000 and $231,000	3,255	393
Receivables from vendors	802	337
Prepaid expenses, inventory and other	1,422	1,462

Total current assets	70,387	20,490
Property and equipment	41,967	37,301
Accumulated depreciation and amortization	(24,622)	(18,868)

Property and equipment, net	17,345	18,433
Accounts receivable, net of allowance for doubtful accounts of $416,000	749	—
Goodwill	275	275
Deferred compensation plan assets	461	127
Investment in unconsolidated businesses	385	263
Other assets	435	408

Total assets	$90,037	$39,996

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$4,883	$3,855
Accrued liabilities and other	4,518	3,605
Debt maturing in one year	—	10

Total current liabilities	9,401	7,470
Deferred compensation liability	457	129
Insurance reserve	963	55
Minority equity interest	414	230
Stockholders’ investment
Common stock ($.001 par value; 15,643,561 and 13,110,306 shares and 13,276,364 and 10,743,109 shares issued and outstanding, respectively)	16	13
Contributed capital	131,203	91,474
Warrants	—	1,982
Notes receivable from stockholders	—	(1,532)
Common stock in treasury, at cost (2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(37,069)	(44,338)
Accumulated other comprehensive income (loss)	114	(25)

Total stockholders’ investment	78,802	32,112

Total liabilities and stockholders’ investment	$90,037	$39,996

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Revenues - Laser refractive surgery	$81,423	$61,838	$68,096
Operating costs and expenses
Medical professional and license fees	15,779	12,270	13,626
Direct costs of services	31,507	28,796	33,616
General and administrative expenses	8,043	8,327	8,727
Marketing and advertising	12,566	12,823	12,732
Depreciation and amortization	6,377	5,997	5,625
Special charges (benefit)	—	(174)	1,774

Operating income (loss)	7,151	(6,201)	(8,004)
Equity in earnings from unconsolidated businesses	317	241	372
Minority equity interest	(372)	(189)	(10)
Interest expense	(18)	(4)	(17)
Interest income	540	225	924
Other income (expense), net	242	(6)	(51)
Litigation settlement	—	2,282	—

Income (loss) before taxes	7,860	(3,652)	(6,786)
Income tax expense	591	174	16,589

Net income (loss)	$7,269	$(3,826)	$(23,375)

Income (loss) per common share
Basic	$0.67	$(0.35)	$(2.01)
Diluted	$0.66	$(0.35)	$(2.01)
Weighted average shares outstanding
Basic	10,927	10,794	11,643
Diluted	11,077	10,794	11,643

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

	(dollars in thousands)
Cash flow from operating activities
Net income (loss)	$7,269	$(3,826)	$(23,375)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,377	5,997	5,625
Warrant amortization	—	510	701
Provision for loss on doubtful accounts	1,781	—	—
Gain on disposal of assets	(190)	—	—
Deferred compensation	328	129	—
Insurance reserve	908	—	—
Deferred income taxes	—	—	16,606
Restructuring/impairment provision	—	(174)	1,774
Equity in earnings from unconsolidated businesses	(317)	(241)	(372)
Other, net	—	6	39
Changes in assets and liabilities:
Accounts receivables	(5,191)	124	900
Receivables from vendors	(465)	(103)	2,046
Prepaid expenses, inventory and other	40	497	29
Accounts payable	1,028	1,210	(4,942)
Accrued liabilities and other	912	1,564	(1,024)

Net cash provided by (used in) operating activities	12,480	5,693	(1,993)
Cash flows from investing activities
Purchase of property and equipment	(5,231)	(1,789)	(7,061)
Proceeds from sale of property and equipment	225	8	5
Purchase of held-to-maturity investments	—	—	(4,378)
Maturities of held-to-maturity investments	—	—	13,004
Deferred compensation plan	(334)	(127)	—
Other, net	204	(83)	610

Net cash (used in) provided by investing activities	(5,136)	(1,991)	2,180

Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(10)	(20)	(196)
Loan payments made by stockholders	1,353	—	—
Loans to stockholders	(22)	(44)	(475)
Shares repurchased for treasury stock	—	(2,449)	(3,138)
Stock offering	36,727	—	—
Exercise of stock options and warrants	1,023	232	162
Distribution from minority equity investees	195	268	377

Net cash provided by (used in) financing activities	39,266	(2,013)	(3,270)

Increase (decrease) in cash and cash equivalents	46,610	1,689	(3,083)
Cash and cash equivalents at beginning of year	18,298	16,609	19,692

Cash and cash equivalents at end of year	$64,908	$18,298	$16,609

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Years Ended December 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount

	(dollars in thousands)
Common Stock
Balance at beginning of year	3,110,306	$13	13,064,056	$52	13,030,019	$52
Employee plans	133,255	—	46,250	—	34,037	—
Stock offering	2,400,000	3	—	—	—	—
Stock split - par value effect	—	—	—	(39)	—	—

Balance at end of year	15,643,561	16	13,110,306	13	13,064,056	52

Warrants
Balance at beginning of year	100,000	1,982	127,734	2,105	127,734	2,105
Expired warrants	(100,000)	(1,982)	(27,734)	(123)	—	—

Balance at end of year	—	—	100,000	1,982	127,734	2,105

Notes Receivable from Stockholders
Balance at beginning of year		(1,532)		(1,488)		(1,013)
Decrease in notes outstanding		1,554		—		—
Increase in notes outstanding		(22)		(44)		(475)

Balance at end of year		—		(1,532)		(1,488)

Treasury Stock
Balance at beginning of year	(2,367,197)	(15,462)	(1,550,757)	(13,013)	(1,179,724)	(9,875)
Shares repurchased	—	—	(816,440)	(2,449)	(371,033)	(3,138)

Balance at end of year	(2,367,197)	(15,462)	(2,367,197)	(15,462)	(1,550,757)	(13,013)

Contributed Capital
Balance at beginning of year		91,474		91,080		90,918
Stock split - par value effect		—		39		—
Employee plans		1,022		235		161
Stock offering		36,725		—		—
Stock Split fractional shares		—		(3)		—
Expired warrants		1,982		123		—
Other		—		—		1

Balance at end of year		131,203		91,474		91,080

Accumulated deficit
Balance at beginning of year		(44,338)		(40,512)		(17,137)
Net income (loss)		7,269		(3,826)		(23,375)

Balance at end of year		(37,069)		(44,338)		(40,512)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		(25)		(22)		(5)
Translation adjustments		139		(3)		(17)

Balance at end of year		114		(25)		(22)

Total Stockholders’ Investment		$78,802		$32,112		$38,202

See Notes to Consolidated Financial Statements

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description Of Business And Summary Of Significant Accounting Policies

Business

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers manufactured by Bausch & Lomb, VISX and Alcon. Our vision centers are supported mainly by full-time credentialed board-certified ophthalmologists and optometrists as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 300,000 laser vision correction procedures in our vision centers, in the United States and Canada, since 1991.

We currently operate 40 laser vision correction centers, including 36 wholly-owned vision centers located in large metropolitan markets throughout the United States, three joint ventures in Canada and one joint venture in Europe.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies — consolidation and the equity method.

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

As a result of the FASB’s issuance of Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and determined that consolidation of these entities was appropriate under the FIN 46 guidance. With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we began consolidating these entities as of July 1, 2003, which did not have a material impact on our consolidated financial statement. Our condensed consolidated financial statements include the accounts of:

•	LCA-Vision Inc.

•	LCA-Vision (Canada) Inc. and Subsidiaries

•	The Baltimore Laser Sight Center, Ltd

•	Columbus Eye Associates, Inc. (effective September 1, 2002)

•	LasikPlus Medical Associates, Inc. (effective January 1, 2003)

•	LasikPlus Medical Associates, S.C. (effective March 1, 2003)

•	Lasik Insurance Company Ltd.

•	LasikPlus Medical Associates, P.C. (effective July 1, 2003)

•	LasikPlus Medical Associates, P.A. (effective July 1, 2003)

•	Capital Region Vision Laser Associates, P.C. (effective July 1, 2003)

Equity method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method, we report:

•	Our interest in the entity as an investment in our Consolidated Balance Sheets, and

•	Our percentage share of the earnings (losses) in our Consolidated Statements of Operations.

We own 43% of Silmalaseri Oy, our joint venture in Europe, and 50% of both Cole LCA Vision LLC (through June 30, 2002) and Eyemed LCA Vision LLC and report our investments under the equity method.

Use of estimates

Management makes estimates and assumptions when preparing financial statements under accounting principles generally accepted in the United States. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may differ significantly from management’s expectations. These estimates and assumptions affect various matters including:

•	Allowance for doubtful accounts — patient financing

•	Deferred income taxes — valuation allowance

•	Loss reserves — insurance captive

Cash and Cash Equivalents

For the purpose of reporting our cash flows, we consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Trade Receivables

Trade receivables are comprised primarily of amounts owed to the Company from patients and from professional corporations - $5,900,000 at December 31, 2003 and $624,000 at December 31, 2002. Trade receivables are presented net of allowances for doubtful accounts of $1,896,000 and $231,000 at December 31, 2003 and 2002 respectively. For patients that we finance with an initial term over 12 months, we recognize revenues based upon the present values of the expected payments discounted at a rate of 17.5% per year.

Allowance for doubtful accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. As a result of a recent expansion of this program, we are currently exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of centers who provide financing to customers similar to ours, we have established bad debt reserves as of December 31, 2003 of $1,896,000 against accounts receivable of $5,900,000. To the extent that our actual bad debt writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the business over the fair value of the identifiable net assets acquired. Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life. The Company adopted Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets effective January 1, 2002. SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform an annual impairment test of goodwill. Application of the non-amortization provision of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000 in 2002. Based on the impairment tests of goodwill as of December 31, 2003, the Company believes there was no goodwill impairment.

Depreciation and Amortization

We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations using the straight-line method based on the lesser of the useful life of the improvement or the lease term.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment; discounted cash flows are used to determine the amount of impairment.

Depreciation Expense

The amount of depreciation expense recorded in the consolidated statements of operations is as follows (dollars in thousands):

Year	Depreciation
2001	$5,497
2002	5,997
2003	6,377

Financial Instruments

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments. Our policy is to place our temporary cash investments in short-term investment-grade, interest-bearing corporate securities or obligations of, or guaranteed by, the U.S. government.

Fair Values of Financial Instruments

The cost basis of our cash and cash equivalents, trade receivables with an initial term within 12 months and accounts payable approximate their fair values due to their short term maturities. For trade receivables with an initial term in excess of 12 months, we record the present value of the expected payments discounted at a rate of 17.5 percent per year.

Captive insurance company reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Our captive insurance company is responsible for 20% of our aggregate losses in excess of $1,000,000 per claim, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are then only obligated to pay an aggregate of $8,000,000 in a given policy year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. A number of claims covered by our captive insurance company are now pending. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2003, we recorded an insurance reserve amount of $963,000 which primarily represents an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income taxes

As a result of our operating loss during the third quarter of 2001 and throughout 2002, and continuing uncertainties regarding the general economic conditions in the United States and the impact on our ongoing operations, we continue to record a full valuation reserve for deferred tax assets. This reserve was established according to the requirements of SFAS No. 109 Accounting for Income Taxes. Favorable changes in our operating profitability, as a result of improved general economic conditions in the United States or otherwise, could impact our determination as to whether reduction, in whole or in part, to the valuation reserve is necessary in the future. To the extent that such a reduction in the valuation reserve is necessary, an income tax benefit would be recorded in the consolidated statement of operations, which would favorably impact our results of operations. In addition, future taxable income may be absorbed by the net operating loss carryforwards that we maintain, which would favorably impact our results of operations and cash flows. During the year ended December 31, 2003, we applied approximately $9,555,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of approximately $3,249,000. The valuation reserve and net operating loss carryforwards were $16,807,000 and $39,636,000, respectively, as of December 31, 2003.

Revenue Recognition

Other than for patients for whom we provide financing with an initial term over 12 months, we recognize revenues as services are performed.

Stock-Based Compensation

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Years ended December 31,
		2003	2002	2001

Net income (loss)	As reported	$7,269	$(3,826)	$(23,375)
	Pro forma	6,231	(5,676)	(25,690)
Basic net income (loss) per share	As reported	$0.67	$(0.35)	$(2.01)
	Pro forma	0.57	(0.53)	(2.21)
Diluted net income (loss) per share	As reported	$0.66	$(0.35)	$(2.01)
	Pro forma	0.56	(0.53)	(2.21)

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	89 – 97%	84 – 124%	101%
Risk free interest rate	1.44 – 3.21%	2.03 – 4.58%	4.51 - 4.77%
Expected lives (in years)	2 to 5	1 to 5	3 to 5

Additional information on options is included in Note 8, and additional information on warrants is included in Note 2.

Marketing and Advertising Expenditures

Marketing and advertising expenditures are expensed as incurred, except for the costs associated with direct mail. Direct mail costs are expensed upon mailing.

New Accounting Pronouncements

FIN 46 was issued in January 2003. This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary. See “Consolidation” above for a description of the impact of this new standard on the Company.

In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 provides transitional guidance for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. See “Stock-Based Compensation” above for a description of the impact of this new standard on the Company.

Per share data

Basic per share data is earnings or loss applicable to common stockholders divided by weighted average common shares outstanding. Diluted per share data is earnings or loss applicable to common stockholders divided by weighted average common shares outstanding plus potential common shares from dilutive securities such as options and convertible securities. The table shows how we calculated basic and diluted earnings per share and diluted shares outstanding for the year ended December 31, 2003, 2002 and 2001 (amounts in thousands, except per share amounts).

	2003	2002	2001

Basic EPS
Net income (loss) applicable to common stock	$7,269	($3,826)	($23,375)
Weighted average shares outstanding	10,927	10,794	11,643
Basic net income (loss) per share	$0.67	$(0.35)	$(2.01)
Diluted EPS
Net income (loss) applicable to common stock	$7,269	$(3,826)	$(23,375)
Weighted average common shares and potential dilutive shares	11,077	10,794	11,643
Diluted net income (loss) per share	$0.66	$(0.35)	$(2.01)

The weighted average shares for the years ended December 31, 2002 and 2001 diluted calculations do not assume exercise of any stock options or conversion of other securities since they would have resulted in a reduced loss per share. The number of unexercised options and warrants as of December 31, 2003, 2002 and 2001 was:

	2003	2002	2001

Options	1,109,251	915,201	914,819
Warrants	—	100,000	127,734

	1,109,251	1,015,201	1,042,553

2.     Stockholders’ Investment

Common Stock

We are authorized to issue up to 27.5 million shares of common stock. The number of shares reserved for future issuance is 1,981,652 shares under stock option plans.

Preferred stock

At December 31, 2003, there are no shares of preferred stock issued and outstanding.

Treasury stock

At December 31, 2003, there were 2,367,197 shares of common stock held in treasury. The Board of Directors previously authorized management to buy back 1,250,000 shares of common stock. As of December 31, 2003, 135,530 shares still could be purchased pursuant to this authorization.

On January 31, 2002, 1,632,881 shares of LCA-Vision common stock were purchased from Summit Autonomous, a subsidiary of Alcon Holdings Inc., for approximately $4,898,000. The transaction was split equally between the Company share repurchase program and members of LCA-Vision’s senior management and Board of Directors.

Notes receivable from stockholders

During the second quarter of 2000, the directors initiated a program to encourage additional direct stock ownership by senior management of the Company. The Company offered loans to nine key managers and directors for the purpose of purchasing shares in the open market. Each loan was a personal obligation of the borrower, and was evidenced by a promissory note. The interest rate on the notes was prime less one and one-half percent. Interest was accrued and added to the outstanding principal balance. The notes had a maximum term of three years, and contain provisions for early repayment. All current directors and officers repaid these loans in full in 2003.

Warrants

During 1999, we issued warrants to purchase a total of 231,250 shares of common stock at prices ranging from $8 to $48 per share. The warrants were issued to an investment banking firm and to Cole National Corporation, a joint venture partner of ours at the time.

Warrants for 3,516 shares have been exercised. Warrants to purchase 27,734 shares expired in 2002. Warrants to purchase 200,000 shares at $48 per share were issued during the third quarter of 1999 of which 100,000 expired as of June 30, 2003; remaining warrants were repurchased in the third quarter of 2000 for $310,000.

The vested warrants issued to Cole National Corporation resulted in prepaid expense for book purposes, using the Black-Scholes method, of $2,105,000. This amount was amortized over the three-year term of the agreement with Cole National Corporation to market laser vision correction as a managed care benefit.

Amortization of $510,000 is recorded in our 2002 Consolidated Statement of Operations and $701,001 of amortization is recorded in our 2001 Consolidated Statement of Operations.

3.     Special Charges

During the third quarter of 2001, management implemented a restructuring plan to close unprofitable locations and to reduce operating expenses. The cost of the plan was $1,375,000, which was comprised of a $535,000 restructuring charge and an $840,000 asset impairment charge for leasehold improvements, equipment and goodwill associated with the locations closed. The restructuring charges included $384,000 in lease termination costs and $151,000 in severance payments for 71 employees.

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

4.     Credit Arrangements

We have a $10,000,000 credit facility with The Provident Bank (“Provident”) and a $10,000,000 line of credit for the purpose of funding acquisitions subject to Provident’s sole and absolute discretion.

The Provident facility matures on July 31, 2004. The facility can be used to support up to $2,000,000 of letters of credit issued by Provident. Borrowings under the working capital portion of the facility bear interest at Provident’s prime rate. Substantially all of our assets at December 31, 2003, including a mortgage on our headquarters building in Cincinnati which we own, are pledged as collateral.

The credit facility, for which there is no formal compensating balance, requires us to pay an annual commitment fee of 0.25% based on the unused portion. At December 31, 2003 we had $10,000,000 available to us under the credit facility.

The credit facility requires us to maintain tangible net worth of at least $30,000,000.

5.     Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses was $385,000 and $263,000 at December 31, 2003 and December 31, 2002, respectively. At December 31, 2003, we had investments in Silmalaseri Oy in Helsinki (43%), our joint venture in Europe, and Eyemed/LCA-Vision LLC (50%).

Combined summary financial information for these entities is as follows (dollars in thousands):

	December 31,
	2003	2002

Financial Position:
Current assets	$427	$377
Total assets	762	545
Total liabilities	249	267
Members’ equity	513	278
Operating Results:
Revenue	$1,695	$1,559
Net income	626	497

6.     Income Taxes

     The components of income tax expense (benefit) for the three years ended December 31, 2003 are presented in the following table (dollars in thousands):

	2003	2002	2001

Current:
Federal	$193	$—	$—
State and local	51	—	—
Foreign	347	174	—

Total	591	174	—

Deferred:
Federal	1,864	(880)	(1,393)
State and local	190	8	(7)

Total	2,054	(872)	(1,400)

Income tax (benefit) expense	2,645	(698)	(1,400)
Valuation allowance increase (decrease)	(2,054)	872	17,989

Net income tax (benefit) expense	$591	$174	$16,589

As a result of the Company’s operating loss during the third quarter of 2001, and continuing uncertainties regarding the general economic conditions in the United States and the impact on ongoing operations, the Company recorded a $15,345,000 valuation reserve for deferred tax assets as of September 30, 2001. The Company’s operating losses continued in 2002 and the uncertainties continue to exist, such that it is not more-likely-than-not that the deferred tax assets will be realized at this time. This valuation reserve was established according to the requirements of SFAS No. 109, Accounting for Income Taxes.

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

Pretax income (loss) for the last three years has been:

	2003	2002	2001

Domestic	$6,761	$(3,925)	$(6,224)
Foreign	1,099	273	(563)

Total	$7,860	$(3,652)	$(6,787)

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

	December 31
	2003	2002

Deferred tax assets:
Net operating loss carryforward	$15,324	$18,772
Accounts receivable	645	90
Equity investments	84	293
Deferred compensation	155	44
Captive insurance	215	—
Alternate minimum tax	193
Other	191	207

Total deferred tax assets	16,807	19,406
Valuation allowance	(16,807)	(18,861)

Deferred tax assets, net of valuation allowance	—	545
Deferred tax liabilities – property and equipment	—	(545)

Net deferred tax assets	$—	$—

The following table shows the principal reasons for the difference between the statutory federal income tax rate of 34% and the tax benefit shown in our Consolidated Statements of Operations (dollars in thousands):

	2003	2002	2001

Tax at statutory federal rate	$2,673	$(1,242)	$(2,307)
State income taxes, net of federal benefit	159	5	(4)
Permanent differences	21	201	401
Foreign income tax	347	174	—
Change in valuation allowance	(2,054)	872	17,989
Other	(555)	164	510

Income tax provision (benefit)	$591	$174	$16,589

At December 31, 2003 and 2002 we had federal net operating loss carryforwards for income tax purposes of $39,636,000 and $48,765,000, respectively. These expire in varying amounts from 2007 until 2022. Approximately $18,000,000 of federal net operating loss carryforwards and $15,750,000 state net operating loss carryforwards were acquired in 1997 when we bought Refractive Centers International, Inc. Our ability to use these acquired net operating loss carryforwards is limited to approximately $2,500,000 per year under Code Section 382 of the Internal Revenue Code.

7. Leasing Arrangements

We lease office space for our vision centers.

This table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

December 31, 2003
Operating
Year	Leases

2004	3,408
2005	2,557
2006	1,487
2007	719
2008	475
Beyond 2008	281

Total minimum rental commitment	$8,927

Total rent expense under operating leases amounted to $4,428,000 in 2003; $4,352,000 in 2002; and $6,770,000 in 2001.

8.     Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We made contributions of $0 in 2003; $0 in 2002; and $18,066 in 2001.

Stock Option Plans

We have three stock incentive plans, the 1995 Long Term Stock Incentive Plan (“1995 Plan”), the 1998 Long Term Stock Incentive Plan (“1998 Plan”) and the 2001 Long Term Stock Incentive Plan (“2001 Plan). A maximum of 625,000 shares are reserved for the 1995 Plan, 1,250,000 shares are reserved for the 1998 Plan and 625,000 shares are reserved for the 2001 Plan. The Compensation Committee of the Board of Directors administers all Stock Option Plans.

The Plans permit us to issue incentive and/or nonqualified stock options to purchase shares of common stock, stock appreciation rights, and stock awards to employees and consultants. The 1998 Plan is used to grant stock options to our non-employee directors. Non-employee directors receive an option to purchase 18,750 shares of our common stock upon initial election or appointment and an automatic option grant of 3,125 shares upon reelection. Prior to our stockholders approving the 1998 Plan, we granted our non-employee directors stock options under the LCA-Vision Inc. Directors’ Nondiscretionary Stock Option Plan, which was discontinued in 1998.

Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted generally become exercisable over 3 to 5 years after their date of grant; the maximum term is 10 years from the date of grant.

The following table summarizes the status of our 1995, 1998 and 2001 Plans:

	Stock Options	Exercise Price

Outstanding at 12/31/00	972,394	$13.92
Granted	138,875	10.76
Exercised	(33,788)	4.72
Cancelled/forfeited	(238,909)	12.84

Outstanding at 12/31/01	838,572	14.08
Granted	164,375	5.25
Exercised	(46,250)	5.09
Cancelled/forfeited	(117,746)	14.47

Outstanding at 12/31/02	838,951	12.80
Granted	598,875	13.11
Exercised	(133,255)	7.68
Cancelled/forfeited	(195,320)	15.95

Outstanding at 12/31/03	1,109,251	12.96
Options exercisable, December 31,
2001	405,941	13.76
2002	502,406	14.37
2003	425,094	13.77

The following table summarizes information about the stock options granted under the 1995, 1998 and 2001 Plans that were outstanding at December 31, 2003:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted-average
Range of exercise	# outstanding as of	remaining	Weighted-average	# Exercisable as of	Weighted-average
prices	12/31/03	contractual life	exercise price	12/31/03	exercise price

$2.40 - 5.32	147,205	7.37	$4.62	58,608	$4.87
5.38 - 8.75	75,146	5.81	5.91	40,889	5.89
8.88 - 8.88	149,875	9.49	8.88	0	0.00
8.98 - 10.02	129,500	9.27	9.89	36,082	9.95
10.88 - 13.75	119,312	5.93	11.55	107,376	11.60
15.98 - 17.76	111,838	6.73	16.55	72,814	16.55
18.29 - 18.29	256,250	9.94	18.29	0	0.00
18.75 - 23.88	98,250	6.09	19.44	87,450	19.46
27.75 - 27.75	9,375	0.36	22.75	9,375	22.75
44.50 - 44.50	12,500	5.52	44.50	12,500	44.50

$2.40 - 44.50	1,109,251	7.95	$12.96	425,094	$13.77

At December 31, 2003 a total of 872,401 shares are available for awards under the 1995, 1998 and 2001 Plans.

The weighted-average fair value of options granted was $13.11 per option during 2003; $5.25 per option during 2002; and $10.76 per option during 2001.

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

11.     Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information

		At December 31,
	2003	2002

Property and Equipment
Land	$354	$375
Building and improvements	5,660	5,660
Leasehold improvements	5,589	5,385
Furniture and fixtures	2,805	2,841
Equipment	25,844	22,517
Equipment under capital leases	146	494

	40,398	37,272
Accumulated depreciation	(24,622)	(18,868)
Construction in progress	1,569	29

	$17,345	$18,433

Cash Flow Information

	For the Year Ended December 31,
	2003	2002	2001

Cash paid during the year for
Interest	$(18)	$4	$17
Income taxes	608	23	—
Other comprehensive income (loss) information
Comprehensive income (loss):
Income (loss) applicable to common stock	$7,269	$(3,826)	$(23,375)
Other comprehensive income (loss), net of income tax – currency translation adjustments	139	(3)	(17)

Total comprehensive income (loss)	$7,408	$(3,829)	$(23,392)

Segment Information

We operate in one segment – laser refractive surgery.

12.     Quarterly Financial Data (unaudited)(1)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2003 Quarters				2002 Quarters

	First	Second	Third	Fourth(2)	First	Second	Third	Fourth

Revenues	$19,982	$20,224	$20,455	$20,762	$18,808	$16,268	$13,462	$13,300
Operating (loss) income	1,639	1,796	1,468	2,247	966	(2,447)	(2,814)	(1,905)
Net Income (loss)	1,757	1,793	1,517	2,201	1,151	(2,278)	(810)	(1,888)
Earnings (loss) per share
Basic(1)	.16	.17	.14	.19	$0.11	$(0.21)	$(0.08)	$(0.18)
Diluted(1)	.16	.17	.14	.19	$0.11	$(0.21)	$(0.08)	$(0.18)

(1)	The quarterly amounts are not additive due to rounding.

(2)	In the fourth quarter of 2003, insurance reserves decreased by $421,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation Of Disclosure Controls And Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from “Election of Directors,” “Executive Officers” and “Board of Directors Meetings and Committees” to be included in our definitive Proxy Statement which will be filed with the Securities and Exchange Commission (SEC) in connection with the 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definite Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders.

The information called for by item 201(d) of Regulation S-K is presented below.

Equity Compensation Plan Information

Number of securities
		Weighted-average	remaining available for future
	Number of securities to	exercise price of	issuance under equity
	be issued upon exercise	outstanding options,	compensation plans (excluding
	of outstanding options,	warrants and rights	securities reflected in column
Plan Category	warrants and rights (a)	(b)	(a))

Equity compensation plans approved by security holders	1,109,251	$12.96	872,401

Equity compensation plans not approved by security holders	—	—	—

Total	1,109,251	$12.96	872,401

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated from “Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for each of the three years ended December 31, 2003
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003
Consolidated Statements of Stockholders’ Investment for each of the three years ended December 31, 2003

(a)(2) List of Schedules

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts and Revenues

Schedule II Valuation and Qualifying Accounts and Reserves

LCA-Vision Inc.

For the three years ended December 31, 2003
(in thousands)

		Charges
	Balance at	to Cost		Balance
	Beginning	and		at End of
Description	of Period	Expenses	Deductions	Period

Year end December 31, 2003:
Allowance for doubtful accounts	$231	$1,807	$142	$1,896
Enhancement Reserve	266	802	707	361
Year end December 31, 2002
Allowance for doubtful accounts	$77	$332	$178	$231
Enhancement Reserve	186	893	813	266
Year end December 31, 2002
Allowance for doubtful accounts	$965	$25	$913	$77
Enhancement Reserve	353	572	739	186

(a)(3)List of Exhibits

Exhibit #	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended, of Registrant

3(b)	Amended Bylaws of Registrant	Note A

10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan	Note B

10(b)	LCA-Vision Inc. Directors’ Non-Discretionary Stock Option Plan	Note B

10(c)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan	Note C

10(d)	2001 Long-Term Stock Incentive Plan	Note D

10(e)	Employment Agreement of Kevin M. Hassey	Note E

10(f)	Employment Agreement of Alan H. Buckey	Note E

10(g)	Loan Agreement dated June 29, 1998 between Registrant and The Provident Bank	Note F

10(h)	Amendment to Loan Agreement dated September 30, 1999	Note G

10(i)	Second Amendment to Loan Agreement dated November 30, 2001	Note G

10(j)	Fourth Amendment to Loan Agreement Dated December 31, 2002	Note G

10(k)	Fifth Amendment to Loan Agreement Dated July 31, 2003

10(l)	Promissory Note between the Registrant and its major stockholders	Note H

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on the signature page)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

NOTE REFERENCES – The document referenced has been filed as an exhibit to and is incorporated by reference from:

A.     The Company’s Registration Statement on Form 10-SB, No. 0-27610, which became effective on January 25, 1996.

B.     The Company’s annual report on Form 10-KSB for the year ended December 31, 1995.

C.     The Company’s Proxy Statement for its Special Meeting of Stockholders held on October 16, 1998.

D.     The Company’s Proxy Statement for its 2001 Annual Meeting of Stockholders.

E.     The Company’s Registration Statement on Form S-3, No. 333-109034.

F.     The Company’s Current Report on Form 8-K filed July 2, 1998.

G.     The Company’s annual report on Form 10-K for the year ended December 31, 2002.

H.     The Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 1998

(b)  Reports on Form 8-K

     The Company has filed the following reports on Form 8-K since September 30, 2003:

1)	Form 8-K, dated and filed October 7, 2003 under Items 5 and 7, containing a press release announcing the release of Company’s 2003 third quarter financial results before market open on Wednesday, October 22, 2003.

2)	Form 8-K, dated and filed October 21, 2003 under Items 5 and 7, containing a press release announcing that the Company is opening a new LasikPlus facility in Las Vegas, Nevada on October 28, 2003.

3)	Form 8-K, dated and filed October 22, 2003 under Items 5, 7, 9 and 12, reporting 2003 third quarter financial results including unaudited financial statements.

4)	Form 8-K, dated and filed December 4, 2003 under Items 5 and 7, containing a press release announcing the pricing of the Company’s previously announced public offering of 3,000,000 common shares, representing 2,400,000 newly issued shares to be sold by the Company, and 600,000 shares to be sold by the Company’s CEO, at a price of $16.50 per share.

5)	Form 8-K, dated and filed December 9, 2003 under Item 9, containing a press release announcing that the Company has successfully closed its previously announced public offering of 3,000,000 common shares, representing 2,400,000 newly issued shares sold by the Company, and 600,000 shares sold by the Company’s CEO, at a price of $16.50 per share.

6)	Form 8-K, dated and filed December 17, 2003 under Item 9, containing a press release announcing plans to open LasikPlus vision facilities in Houston, Texas in late December and Orlando, Florida in early January.

7)	Form 8-K, dated January 12, 2004 and filed January 13, 2004 under Item 9, containing a press release providing guidance on the Company’s financial and operational performance in fiscal 2004.

8)	Form 8-K, dated January 28, 2004 and filed January 29, 2004 under Item 9, containing a press release announcing the Company’s presentation at UBS Warburg Global Healthcare Conference on February 2, 2004 at 11:00 a.m. Eastern Time.

9)	Form 8-K, dated and filed February 2, 2004 under Item 9, containing a press release announcing the Company expects fourth quarter revenue growth of 56% over prior year.

10)	Form 8-K, dated and filed February 18, 2004 under Item 12, furnishing a press release reporting the Company’s 2003 fourth quarter and year-end results and including unaudited financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date: March 2, 2004	By: /s/ Stephen N. Joffe Stephen N. Joffe, Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan H. Buckey, his true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2003, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen N. Joffe Stephen N. Joffe	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 2, 2004

/s/ Alan H. Buckey Alan H. Buckey	Executive Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2004

/s/ William O. Coleman William O. Coleman	Director	March 2, 2004

/s/ John H. Gutfreund John H. Gutfreund	Director	March 2, 2004

/s/ John C. Hassan John C. Hassan	Director	March 2, 2004