Form 10-Q
period 2004-03-31
LCA VISION INC
filed 2004-05-03
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

     (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

For the transition period from __________ to __________

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2882328

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7840 Montgomery Road, Cincinnati, Ohio 45236

(Address of principal executive offices)

(513) 792-9292

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,362,973 shares as of April 26, 2004.

LCA-Vision Inc.

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$72,056	$64,908
Accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,480	4,538	3,255
Receivable from vendor	713	802
Prepaid expenses, inventory and other	1,854	1,422
Deferred tax asset	5,900	—

Total current assets	85,061	70,387

Property and equipment	42,597	41,967
Accumulated depreciation and amortization	(26,329)	(24,622)

Property and equipment, net	16,268	17,345

Accounts receivable, net of allowance for doubtful accounts of $712 and $416	1,276	749
Goodwill	275	275
Deferred compensation plan assets	598	461
Investment in unconsolidated businesses	407	385
Other assets	440	435

Total assets	$104,325	$90,037

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$3,759	$4,883
Accrued liabilities and other	5,830	4,518

Total current liabilities	9,589	9,401

Deferred compensation liability	597	457
Insurance reserve	1,242	963
Minority equity interest	538	414

Stockholders’ investment
Common stock ($0.001 par value; 15,708,365 and 13,110,306 shares and 13,341,168 and 10,743,109 shares issued and outstanding, respectively)	16	16
Contributed capital	132,039	131,203
Common stock in treasury, at cost (2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(24,340)	(37,069)
Accumulated other comprehensive income	106	114

Total stockholders’ investment	92,359	78,802

Total liabilities and stockholders’ investment	$104,325	$90,037

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended March 31,
	2004	2003
Revenues	$31,650	$19,982

Operating costs and expenses
Medical professional and license fees	6,465	4,071
Direct costs of services	9,630	7,774
General and administrative expenses	2,289	2,018
Marketing and advertising	4,789	2,975
Depreciation	1,716	1,505

Operating income	6,761	1,639

Equity in earnings from unconsolidated businesses	72	147
Minority equity interest	(124)	(80)
Interest income	367	36
Other income	—	53

Income before taxes on income	7,076	1,795
Income tax (benefit) expense	(5,653)	38

Net income	$12,729	$1,757

Income per common share
Basic	$0.96	$0.16
Diluted	$0.93	$0.16
Weighted average shares outstanding
Basic	13,320	10,743
Diluted	13,751	10,744

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities:
Net income	$12,729	$1,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,716	1,505
Provision for loss on doubtful accounts	288	—
Deferred income taxes	(5,900)
Deferred compensation	140	82
Insurance reserve	279	431
Equity in earnings of unconsolidated affiliates	(72)	(147)
Changes in working capital:
Accounts receivable	(2,098)	(376)
Receivables from vendors	89	(107)
Prepaid expenses, inventory and other	(432)	554
Accounts payable	(1,124)	(1,169)
Accrued liabilities and other	1,312	766

Net cash provided by operations	6,927	3,296

Cash flow from investing activities:
Purchase of property and equipment	(646)	(475)
Deferred compensation plan	(137)	(72)
Loans to shareholders	—	(10)
Other, net	118	133

Net cash used in investing activities	(665)	(424)

Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	—	(3)
Exercise of stock options	836	—
Distribution of minority equity investees	50	15

Net cash provided by financing activities	886	12

Increase in cash and cash equivalents	7,148	2,884

Cash and cash equivalents at beginning of period	64,908	18,298

Cash and cash equivalents at end of period	$72,056	$21,182

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements
for the Three Months Ended March 31, 2004 and 2003

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of March 31, 2004 and December 31, 2003; condensed consolidated Statements of Income for the three months ended March 31, 2004 and 2003; and condensed consolidated Statements of Cash Flow for the three months ended March 31, 2004 and 2003. In the opinion of management, these unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim period reported. We suggest that these financial statements be read together with the financial statements and notes in our 2003 annual report on Form 10-K.

About Our Company

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 350,000 laser vision correction procedures in our vision centers, in the United States and Canada, since 1991.

We currently operate 41 laser vision correction centers, including 37 wholly-owned vision centers located in large metropolitan markets throughout the United States, three joint ventures in Canada and one joint venture in Europe.

Internet

The Company’s website is www.lasikplus.com. The Company makes available free of charge through a link provided at the website its Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies — consolidation and the equity method.

Consolidation

We use the consolidation method to report our investment in our subsidiaries and other companies when we own a majority of the voting stock of the subsidiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements, and FASB FIN 46 Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.

Equity Method

We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, giving us the ability to exercise significant influence, but not control, over operating and financial policies. Under the equity method we report:

•	Our interest in the entity as an investment in our Condensed Consolidated Balance Sheets

•	Our percentage share of the earnings or losses in our Condensed Consolidated Statements of Income

We own 43% of Silmalaseri Oy, our joint venture in Europe, and 50% of EyeMed LCA Vision LLC and report these investments under the equity method.

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

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2004 of $2,184,000 against accounts receivable of $7,998,000

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. The impairment tests of goodwill as of December 31, 2003 indicated that the Company currently has no goodwill impairment.

Captive Insurance Company Reserves

Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of March 31, 2004, we recorded an insurance reserve amount of $1,242,000 which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported.

Income Tax Benefit

The Company recorded an income tax benefit of $5,900,000 for the three months ended March 31, 2004, as a result of the reversal of a portion of our deferred tax asset valuation allowance. The reversal of the allowance was made because the Company currently believes it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate on a quarterly basis the amount, if any, of additional reduction of the valuation allowance that should be made.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options are exercised.

Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Basic earnings:
Net income	$12,729	$1,757
Weighted average shares outstanding	13,320	10,743
Basic earnings per share	$0.96	$0.16

Diluted earnings:
Net income	$12,729	$1,757
Weighted average shares outstanding	13,320	10,743

Effect of dilutive securities:
Stock options	431	1
Weighted average common shares and potential dilutive shares	13,751	10,744
Diluted earnings per share	$0.93	$0.16

Stock-Based Compensation

In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, was issued. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

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

		Three Months Ended
		March 31,
		2004	2003
Net income	As reported	$12,729	$1,757
	Pro forma	12,242	1,537
Basic per share income	As reported	$0.96	$0.16
	Pro forma	0.92	0.14
Diluted per share income	As reported	$0.93	$0.16
	Pro forma	0.89	0.14

Stockholders’ Investment

No material changes from the Company’s most recent Form 10-K.

Segment Information

We operate in one segment: laser refractive surgery.

Commitments and Contingencies

In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including, but not limited to, market acceptance of our services, competition in the laser vision correction industry, an inability to attract new patients, the possibility of long-term side effects and adverse publicity regarding laser vision correction, adverse economic conditions and the relatively high fixed-cost structure of our business, among other factors. In addition to the information given below, please refer to “Item 1. Business — Factors That May Affect Future Results and Market Price of Stock” in our 2003 annual report on Form 10-K for a discussion of important factors that could affect our results.

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

Substantially all of our revenues currently are derived from LASIK procedures performed in our U.S. vision centers.

Our operating costs and expenses include:

•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fees per procedure paid to VISX, Bausch & Lomb and Alcon

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

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

Our revenues are impacted by a number of factors, including the following:

•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology used by us

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2004	2003
Q1	24,270	17,028
Q2		16,432
Q3		15,965
Q4		16,060

Year		65,485

We believe that improved marketing and advertising effectiveness, together with third-party patient financing, and our own patient financing plan, helped to grow procedure volume in the first three months of 2004 over the first three months of 2003.

In the first three months of 2004, revenues increased to $31,650,000, up 58.4% from $19,982,000 in the first three months of 2003, primarily as a result of higher procedure volume and increased pricing per procedure.

Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over the last 13 quarters. Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,304 in the quarter ended March 31, 2004. In the first quarter of 2003, the average price per procedure was $1,173.

Expenses

Medical professional and license fees

Medical professional expenses increased by $1,610,000 from the first quarter of 2003; approximately $1,204,000 of this increase was due to costs and fees associated with higher revenues, and $406,000 of this increase was due to the consolidation of the Professional Corporations which began in July 2003. License fees increased by $792,000 from the first quarter of 2003. This is primarily the result of increased costs of $1,161,000 due to higher volume and an increase in enhancement expenses of $134,000. These increases were partially offset by purchasing rebates from suppliers of $503,000.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first quarter of 2004 by $1,859,000 over the first quarter of 2003 primarily as a result of increased salaries, employee incentives, financing fees and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $271,000 in the first quarter of 2004 from the first quarter of 2003, primarily due to increases in salaries and benefits of $216,000.

Marketing and advertising expenses

Marketing and advertising expenses increased by $1,814,000 in the first quarter of 2004 from the first quarter of 2003 to support new markets and grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $211,000 in the first quarter of 2004 from the first quarter of 2003, primarily as a result of laser upgrades and the acquisition of diagnostic equipment to support custom LASIK.

Non-operating income and expenses

Investment income in the first quarter of 2004 increased $331,000 due both to income on patient financing and to higher levels of invested cash.

Income Taxes

Income tax expense of $247,000 was recorded in the first quarter of 2004. U.S. income tax was accrued for the amount of $99,000. The income tax provision of our Canadian facility was $148,000. These expenses were more than offset by a $5,900,000 income tax benefit from the partial reversal of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2004 was $6,927,000. Proceeds from stock option exercises in the quarter were $836,000. The combination of cash provided by operations and cash provided by financing activities more than offset the cash used in investing activities and resulted in an increase in cash and cash equivalents to $72,056,000 as of March 31, 2004, an increase of 11% from $64,908,000 as of December 31, 2003.

As of March 31, 2004, we had approximately $5.8 million in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $1.8 million since December 31, 2003. Further growth in accounts receivable is expected over the balance of 2004 and beyond.

Our consolidated cash and cash equivalents includes $0.5 million of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of March 31, 2004. These funds are not available for general corporate purposes. We expect cash reserves in our captive insurance company to grow over time.

Our costs associated with the opening of a new center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment, leases and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new center to be between $1.0 million and $1.5 million. Actual costs will vary from center to center based upon the location of the market, the number of lasers purchased for the center, the site of the center and the level of leasehold improvements required. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.

We maintain a $10,000,000 revolving credit facility with The Provident Bank (“Provident”). In addition to the revolving credit facility, the Company has a discretionary credit line of $10,000,000 to fund acquisitions. Both of these credit arrangements expire July 31, 2004. No borrowings were outstanding at March 31, 2004 under these credit facilities.

The ability to fund our marketing and advertising program, planned capital expenditures and new center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated revenue growth, we currently believe that cash flow from operations, available cash and short-term investments, and available borrowing under the credit facility from Provident Bank should provide sufficient cash reserves and liquidity to fund our working capital needs and our capital expenditures.

Critical Accounting Estimates

Significant accounting policies are disclosed in the Notes of the financial statements. Critical accounting estimates are discussed in the following paragraphs.

Accounts Receivable and Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5% per year. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.

Based upon our own experience with patient financing and based upon the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2004 of $2,184,000 against accounts receivable of $7,798,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

As of March 31, 2004, the discount in receivables with an initial term over 12 months was $670,000.

Captive Insurance Company Reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the year ending December 31, 2003, our captive insurance company purchased excess liability coverage for 80% of our aggregate losses in a given policy year in excess of $1,000,000, up to $11,000,000. Our captive insurance company was responsible for 20% of our aggregate losses in excess of $1,000,000 per claim, up to $11,000,000. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of March 31, 2004, we recorded an insurance reserve amount of $1,242,000 which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of $5,900,000 for the three months ended March 31, 2004, as a result of the reversal of a portion of our deferred tax asset valuation allowance. The reversal of the allowance was made because the Company currently believes it is more likely than not that the deferred tax asset relating to our U.S. net operating loss carryforward will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses. We will continue to evaluate on a quarterly basis the amount, if any, of additional reduction of the valuation allowance that should be made. This will be based on management’s estimate and conclusions regarding the ultimate realization of the deferred tax asset, including but not limited to, the Company’s recent positive financial results as well as projected earnings over future periods. The impact of further reductions of the valuation allowance will be to record a tax benefit or charge which will increase or decrease net income in the period the determination is made.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

We have historically had very low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities and Use of Proceeds.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Number	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

1)	Form 8-K, dated and filed March 8, 2004 under Item 5, containing a press release announcing the appointment of E. Anthony Woods and Craig P.R. Joffe to the Board of Directors.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: May 3, 2004	/s/ Stephen N. Joffe

Stephen N. Joffe
Chairman and Chief Executive Officer

Date: May 3, 2004	/s/ Alan Buckey

Alan Buckey
Chief Financial Officer