Form 10-Q
period 2004-06-30
LCA VISION INC
filed 2004-08-03
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

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

Yes ☐               No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,419,381 shares as of July 23, 2004.

LCA-Vision Inc.
INDEX

LCA-Vision Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$79,566	$64,908
Accounts receivable, net of allowance for doubtful accounts of $1,913 and $1,480	5,862	3,255
Receivables from vendors	969	802
Prepaid expenses, inventory and other	618	1,422
Deferred tax asset	11,145	—

Total current assets	98,160	70,387
Property and equipment	43,638	41,967
Accumulated depreciation and amortization	(28,029)	(24,622)

Property and equipment, net	15,609	17,345
Accounts receivable, net of allowance for doubtful accounts of $745 and $416	1,368	749
Investments in equities	298	—
Goodwill	275	275
Deferred compensation plan assets	773	461
Investment in unconsolidated businesses	420	385
Other assets	466	435

Total assets	$117,369	$90,037

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$2,843	$4,883
Accrued liabilities and other	6,970	4,518

Total current liabilities	9,813	9,401
Deferred compensation liability	737	457
Insurance reserve	1,700	963
Minority equity interest	719	414
Stockholders’ investment
Common stock ($0.001 par value; 15,785,071 and 15,643,561 shares and 13,417,874 and 13,276,364 shares issued and outstanding, respectively)	16	16
Contributed capital	133,265	131,203
Common stock in treasury, at cost (2,367,197 shares and 2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(13,491)	(37,069)
Accumulated other comprehensive income	72	114

Total stockholders’ investment	104,400	78,802

Total liabilities and stockholders’ investment	$117,369	$90,037

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues — Laser refractive surgery	$31,554	$20,224	$63,204	$40,206
Operating costs and expenses
Medical professional and license fees	5,891	3,901	12,356	7,973
Direct costs of services	10,350	7,844	19,981	15,617
General and administrative expenses	2,306	1,994	4,595	4,011
Marketing and advertising	4,991	3,155	9,780	6,129
Depreciation	1,743	1,534	3,458	3,039

Operating income	6,273	1,796	13,034	3,437
Equity in earnings from unconsolidated businesses	113	59	185	205
Minority equity interest	(181)	(71)	(305)	(151)
Net interest	497	71	864	107
Other income	8	—	8	52

Income before taxes on income	6,710	1,855	13,786	3,650
Income tax (benefit) expense	(4,139)	62	(9,792)	100

Net income	$10,849	$1,793	$23,578	$3,550

Income per common share
Basic	$0.81	$0.17	$1.77	$0.33
Diluted	$0.78	$0.17	$1.71	$0.33
Weighted average shares outstanding
Basic	13,385	10,743	13,353	10,743
Diluted	13,870	10,819	13,815	10,758

The Notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:
Net income	$23,578	$3,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,458	3,039
Provision for loss on doubtful accounts	762	—
Deferred income taxes	(10,801)	—
Deferred compensation	280	165
Insurance reserve	737	—
Equity in earnings of unconsolidated affiliates	(113)	(205)
Other, net	—	(2)
Changes in working capital:
Accounts receivable	(3,988)	(1,588)
Receivables from vendors	(167)	(255)
Prepaid expenses, inventory and other	804	155
Accounts payable	(2,040)	(1,751)
Accrued liabilities and other	2,452	2,271

Net cash provided by operations	14,962	5,379
Cash flow from investing activities:
Purchase of property and equipment	(1,746)	(1,142)
Purchase of investments - equity	(300)	—
Deferred compensation plan	(312)	(156)
Loan payments made by shareholders	—	341
Loans to shareholders	—	(18)
Other, net	258	330

Net cash used in investing activities	(2,100)	(645)
Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	—	(6)
Exercise of stock options	1,718	—
Distribution of minority equity investees	78	64

Net cash provided by financing activities	1,796	58

Increase in cash and cash equivalents	14,658	4,792
Cash and cash equivalents at beginning of period	64,908	18,298

Cash and cash equivalents at end of period	$79,566	$23,090

The Notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of June 30, 2004 and December 31, 2003; condensed consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2004 and 2003. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2003 annual report on Form 10-K.

About Our Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers, and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 365,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.

We currently operate 41 laser vision correction centers, including 37 wholly-owned vision centers located in large metropolitan markets throughout the United States, three joint ventures in Canada and one joint venture in Europe.

Internet

The Company’s website is www.lasikplus.com. We make available free of charge through a link provided at the website our Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies – consolidation and the equity method.

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

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2004 of $2,658,000 against accounts receivable of $9,888,000.

Captive Insurance Company Reserves

Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Beginning December 18, 2003, the Company elected to use the captive insurance company for both primary insurance and excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2004, we recorded an insurance reserve amount of $1,700,000, which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported.

Income Tax Benefit

The Company recorded an income tax benefit of $10,489,000, or $0.76 per share, for the six months ended June 30, 2004, as a result of the reversal of our deferred tax asset valuation allowance. A benefit of $5,900,000, or $0.43 per share, was recorded in the first quarter of 2004, and the balance of $4,589,000, or $0.33 per share, was recorded in the second quarter of 2004. Beginning in the third quarter of 2004, book tax expense is estimated to be at a combined rate of 39% to 40% for federal, state and local income taxes. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if stock options are exercised.

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings:
Net income	$10,849	$1,793	$23,578	$3,550
Weighted average shares outstanding	13,385	10,743	13,353	10,743
Basic earnings per share	$0.81	$0.17	$1.77	$0.33
Diluted earnings:
Net income	$10,849	$1,793	$23,578	$3,550
Weighted average shares outstanding	13,385	10,743	13,353	10,743
Effect of dilutive securities
Stock options	485	76	462	15
Weighted average common shares and potential dilutive shares	13,870	10,819	13,815	10,758
Diluted earnings per share	$0.78	$0.17	$1.71	$0.33

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net income	As reported	$10,849	$1,793	$23,578	$3,550
	Pro forma	10,340	1,553	22,582	3,090
Basic per share income	As reported	$0.81	$0.17	$1.77	$0.33
	Pro forma	0.77	0.14	1.69	0.29
Diluted per share income	As reported	$0.78	$0.17	$1.71	$0.33
	Pro forma	0.75	0.14	1.63	0.29

Segment Information

We operate in one segment: laser refractive surgery.

Commitments and Contingencies

In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including, but not limited to, market acceptance of our services, competition in the laser vision correction industry, an inability to attract new patients, the possibility of long-term side effects and adverse publicity regarding laser vision correction, adverse economic conditions and the relatively high fixed-cost structure of our business, among other factors. In addition to the information given below, please refer to “Item 1. Business – Factors That May Affect Future Results and Market Price of Stock” in our 2003 annual report on Form 10-K for a discussion of important factors that could affect our results.

Overview

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.

Substantially all of our revenues currently are derived from laser vision correction procedures performed in our U.S. vision centers.

Our operating costs and expenses include:

•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

     Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.

We derive substantially all of our revenues from the delivery of laser vision correction services. Our revenues in any period are primarily a function of the number of laser vision correction procedures performed and the pricing for those services.

Our revenues are impacted by a number of factors, including the following:

•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology that we use

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

     The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2004	2003
Q1	24,270	17,028
Q2	24,093	16,432
Q3		15,965
Q4		16,060

Year		65,485

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this seasonality is caused primarily because of the use of employer sponsored medical flexible spending programs which commonly use the calendar year as the plan year.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with third-party patient financing and our own patient financing plan, among other factors, helped to grow procedure volume in the second quarter of 2004 over the second quarter of 2003.

In the second quarter of 2004, revenues increased to $31,554,000, up 56.0% from $20,224,000 in the second quarter of 2003, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 39% in the second quarter of 2004 compared to the second quarter of 2003.

Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over the last 14 quarters. Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,310, in the quarter ended June 30, 2004. In the second quarter of 2003, the average price per procedure was $1,231.

Medical professional and license fees

Medical professional expenses increased by $1,510,000 from the second quarter of 2003; approximately $1,317,000 of this increase was due to costs and fees associated with higher revenues, and $193,000 was due to the consolidation of three Professional Corporations subsequent to June 2003. License fees increased by $464,000 from the second quarter of 2003. This was primarily the result of increased costs of $817,000 due to higher volume and an increase in enhancement expenses of $26,000. These increases were partially offset by purchasing rebates from suppliers of $379,000.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the second quarter of 2004 by $2,506,000 over the second quarter of 2003, primarily as a result of increased salaries, employee incentives, financing fees and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $312,000 in the second quarter of 2004 from the second quarter of 2003, primarily due to increases in salaries and benefits of $239,000.

Marketing and advertising expenses

Marketing and advertising expenses increased by $1,836,000 in the second quarter of 2004 from the second quarter of 2003, primarily as a result of our efforts to support new markets and help grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $209,000 in the second quarter of 2004 from the second quarter of 2003, primarily as a result of laser upgrades and the acquisition of diagnostic equipment to support custom LASIK.

Non-operating income and expenses

Investment income in the second quarter of 2004 increased $435,000, due both to income on patient financing and to higher levels of invested cash.

Income Taxes

Income tax expense of $450,000 was recorded in the second quarter of 2004. U.S. income tax was accrued for the amount of $262,000. The income tax provision of our Canadian facility was $188,000. These expenses were more than offset by a $4,589,000 income tax benefit from the reversal of the remainder of the deferred tax asset valuation allowance.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

We believe that improved marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with third-party patient financing and our own patient financing plan, among other factors, helped to grow procedure volume in the first six months of 2004 over the first six months of 2003.

In the first six months of 2004, revenues increased to $63,204,000, up 57.2% from $40,206,000 in the second quarter of 2003, primarily as a result of higher procedure volume and increased pricing per procedure.

In the first six months of 2004, the average price per procedure was $1,307, as compared to the first six months of 2003 average of $1,202.

Medical professional and license fees

Medical professional expenses increased by $3,120,000 from the first six months of 2003; approximately $2,520,000 of this increase was due to costs and fees associated with higher revenues, and $600,000 was due to the consolidation of three Professional Corporations subsequent to June 2003. License fees increased by $1,255,000 from the first six months of 2003. This was primarily the result of increased costs of $2,024,000 due to higher volume and an increase in enhancement expenses of $113,000. These increases were partially offset by purchasing rebates from suppliers of $882,000.

Direct costs of services

Direct costs of services increased in the first six months of 2004 by $4,364,000 over the first six months of 2003, primarily as a result of increased salaries, fringe benefits, employee incentives, financing fees, rent/utilities and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $584,000 in the first six months of 2004 from the first six months of 2003, primarily due to increases in salaries, benefits and employee incentives of $487,000.

Marketing and advertising expenses

Marketing and advertising expenses increased by $3,651,000 in the first six months of 2004 from the first six months of 2003, primarily as a result of our efforts to support new markets and help grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $419,000 in the first six months of 2004 from the first six months of 2003, primarily as a result of laser upgrades and the acquisition of diagnostic equipment to support custom LASIK.

Non-operating income and expenses

Investment income in the first six months of 2004 increased $766,000, due both to income on patient financing and to higher levels of invested cash.

Income Taxes

Income tax expense of $697,000 was recorded in the first six months of 2004. U.S. income tax was accrued for the amount of $362,000. The income tax provision of our Canadian facility was $335,000. These expenses were more than offset by a $10,489,000 income tax benefit from the reversal of the deferred tax asset valuation allowance.

Liquidity and Capital Resources

Net cash provided by operating activities in the first six months of 2004 was $14,962,000. Proceeds from exercising of 141,510 stock options totaled $1,718,000. The combination of cash provided by operations and cash provided by financing activities more than offset the cash used in investing activities. This caused an increase in cash and cash equivalents to $79,566,000 as of June 30, 2004, an increase of 23% from $64,908,000 as of December 31, 2003.

In view of our increased cash and cash equivalents, we have chosen not to renew our line of credit with Provident Bank, which expired on July 31, 2004.

As of June 30, 2004, we had approximately $7,230,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $3,227,000 since December 31, 2003.

Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of June 30, 2004. These funds are not available for general corporate purposes.

Our costs associated with the opening of a new vision center primarily consist of capital expenditures, including the purchase or lease of lasers, diagnostic equipment, office equipment, leases and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,000,000 and $1,500,000. Actual costs will vary from vision center to vision center based upon the market, the number of lasers purchased or leased for the vision center, the site of the vision center and the level of leasehold improvements required, among other variables. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.

Through June 30, 2004, we opened three new vision centers in Orlando, Florida, Toronto, Canada, and San Antonio, Texas. Capital expenditures through June 30, 2004 were $1,746,000. Three additional vision centers are under development with anticipated opening dates in the third quarter of 2004, and we expect to open additional vision centers in the fourth quarter of 2004.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated revenue growth, we currently believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our current working capital needs and our capital expenditures.

Critical Accounting Estimates

Significant accounting policies are disclosed in the Notes to Condensed Consolidated Financial Statements. Critical accounting estimates are discussed in the following paragraphs.

Accounts Receivable and Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5% per year. The discount rate assumption is based upon current market rates charged by some other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.

Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2004 of $2,658,000 against accounts receivable of $9,888,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

As of June 30, 2004, the discount in receivables with an initial term over 12 months was $724,000.

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

Beginning December 18, 2003, the Company elected to use the captive insurance company for both primary insurance and excess liability coverage. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2004, we recorded an insurance reserve amount of $1,700,000, which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of $10,489,000 for the six months ended June 30, 2004, as a result of the reversal of our deferred tax asset valuation allowance. The reversal of the allowance was made because we currently believe it is more likely than not that the deferred tax asset relating to our U.S. net operating loss carryforward will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

We have historically had low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of June 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 17, 2004. The only matter submitted to the vote of the stockholders was the election of directors. All incumbent directors were re-elected, with the following vote totals:

	Shares Voted	Authority
	For	Withheld
Stephen N. Joffe	9,854,647	2,631,285
William O. Coleman	11,970,502	515,430
John H. Gutfreund	9,603,735	2,882,197
John C. Hassan	11,971,286	514,646
Craig P. R. Joffe	9,749,106	2,736,826
E. Anthony Woods	11,969,864	516,068

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Number	Description
3	Bylaws of the Registrant

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K, dated and furnished April 27, 2004 under Item 12, containing a press release reporting 2004 first quarter financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: August 3, 2004	/s/ Stephen N. Joffe
Stephen N. Joffe
Chairman and Chief Executive Officer

Date: August 3, 2004	/s/ Alan Buckey
Alan Buckey
Chief Financial Officer