Form 10-Q
period 2004-09-30
LCA VISION INC
filed 2004-11-01
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.

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

Yes    [  ]    No   [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,444,676 shares as of October 18, 2004.

LCA-Vision Inc.
INDEX

LCA-Vision Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$82,821	$64,908
Accounts receivable, net of allowance for doubtful accounts of $2,142 and $1,480	6,601	3,255
Receivables from vendors	834	802
Prepaid expenses, inventory and other	907	1,422
Deferred tax asset	9,101	—

Total current assets	100,264	70,387
Property and equipment	46,416	41,967
Accumulated depreciation and amortization	(29,866)	(24,622)

Property and equipment, net	16,550	17,345
Accounts receivable, net of allowance for doubtful accounts of $700 and $416	1,318	749
Goodwill	275	275
Deferred compensation plan assets	1,053	461
Investment in unconsolidated businesses	519	385
Other assets	764	435

Total assets	$120,743	$90,037

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$1,963	$4,883
Accrued liabilities and other	6,874	4,518
Current portion of capital lease obligations	352	—

Total current liabilities	9,189	9,401
Capital lease obligations	339	—
Deferred compensation liability	1,047	457
Insurance reserve	2,074	963
Minority equity interest	869	414
Stockholders’ investment
Common stock ($0.001 par value; 15,811,872 and 15,643,561 shares and 13,444,676 and 13,276,364 shares issued and outstanding, respectively)	16	16
Contributed capital	133,464	131,203
Common stock in treasury, at cost (2,367,197 shares)	(15,462)	(15,462)
Accumulated deficit	(10,971)	(37,069)
Accumulated other comprehensive income	178	114

Total stockholders’ investment	107,225	78,802

Total liabilities and stockholders’ investment	$120,743	$90,037

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues — Laser refractive surgery	$31,203	$20,455	$94,406	$60,661
Operating costs and expenses
Medical professional and license fees	5,733	3,873	18,090	11,846
Direct costs of services	10,526	8,365	30,506	23,982
General and administrative expenses	2,232	2,062	6,827	6,073
Marketing and advertising	5,400	3,034	15,180	9,164
Depreciation and amortization	1,775	1,653	5,233	4,692

Operating income	5,537	1,468	18,570	4,904
Equity in earnings from unconsolidated businesses	99	39	284	245
Minority equity interest	(150)	(64)	(455)	(215)
Net interest	627	155	1,491	263
Other income	17	—	25	52

Income before taxes on income	6,130	1,598	19,915	5,249
Income tax expense (benefit)	2,535	81	(7,258)	181

Net income	$3,595	$1,517	$27,173	$5,068

Income (loss) per common share
Basic	$0.27	$0.14	$2.03	$0.47
Diluted	$0.26	$0.14	$1.96	$0.47
Dividends declared per share	$0.08	—	$0.08	—
Weighted average shares outstanding
Basic	13,432	10,771	13,379	10,753
Diluted	13,868	11,044	13,832	10,856

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Cash flow from operating activities:
Net income	$27,173	$5,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,233	4,692
Provision for loss on doubtful accounts	946	1,155
Deferred income taxes	(9,101)	—
Deferred compensation	506	247
Insurance reserve	1,111	1,329
Equity in earnings of unconsolidated affiliates	(284)	(245)
Other, net	—	(2)
Changes in working capital:
Accounts receivable	(4,861)	(3,789)
Receivables from vendors	(32)	(169)
Prepaid expenses, inventory and other	515	450
Accounts payable	(2,920)	(2,216)
Accrued liabilities and other	2,357	1,830

Net cash provided by operations	20,643	8,350
Cash flow from investing activities:
Purchase of property and equipment	(3,745)	(3,251)
Deferred compensation plan	(508)	(252)
Loan payments made by shareholders	—	1,329
Loans to shareholders	—	(22)
Other, net	187	378

Net cash used in investing activities	(4,066)	(1,818)
Cash flows from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	—	(10)
Exercise of stock options	2,261	326
Dividends paid to shareholders	(1,075)	—
Distribution from minority equity investees	150	114

Net cash provided by financing activities	1,336	430

Increase in cash and cash equivalents	17,913	6,962
Cash and cash equivalents at beginning of period	64,908	18,298

Cash and cash equivalents at end of period	$82,821	$25,260

Supplemental Information
Increase in capital lease obligations	$691	—

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of September 30, 2004 and December 31, 2003; condensed consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2004 and 2003. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2003 annual report on Form 10-K.

About Our Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers, and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 388,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.

We currently operate 44 laser vision correction centers, including 40 wholly-owned vision centers located in large metropolitan markets throughout the United States, three joint ventures in Canada and one joint venture in Europe.

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

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2004 of $2,842,000.

Captive Insurance Company Reserves

Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Beginning December 18, 2003, the Company elected to use the captive insurance company for both primary insurance and excess liability coverage. The captive insurance company continues to be funded at a rate determined by actuarial studies performed by an independent consulting firm. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2004, we recorded an insurance reserve amount of $2,074,000, which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported.

Income Tax Benefit

The Company recorded an income tax benefit of $10,489,000, or $0.76 per share, for the nine months ended September 30, 2004, as a result of the reversal of our deferred tax asset valuation allowance. A benefit of $5,900,000, or $0.43 per share, was recorded in the first quarter of 2004, and the balance of $4,589,000, or $0.33 per share, was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if in-the-money stock options are exercised.

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings:
Net income	$3,595	$1,517	$27,173	$5,068
Weighted average shares outstanding	13,432	10,771	13,379	10,753
Basic earnings per share	$0.27	$0.14	$2.03	$0.47
Diluted earnings:
Net income	$3,595	$1,517	$27,173	$5,068
Weighted average shares outstanding	13,432	10,771	13,379	10,753
Effect of dilutive securities
Stock options	436	273	453	103
Weighted average common shares and potential dilutive shares	13,868	11,044	13,832	10,856
Diluted earnings per share	$0.26	$0.14	$1.96	$0.47

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net income	As reported	$3,595	$1,517	$27,173	$5,068
	Pro forma	$3,262	1,275	26,244	4,365
Basic per share income	As reported	$0.27	$0.14	$2.03	$0.47
	Pro forma	0.24	0.12	1.96	0.41
Diluted per share income	As reported	$0.26	$0.14	$1.96	$0.47
	Pro forma	0.24	0.12	$1.90	0.40

Segment Information

We operate in one segment: laser refractive surgery.

Commitments and Contingencies

In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors including, but not limited to, market acceptance of our services, competition in the laser vision correction industry, an inability to attract new patients, the possibility of long-term side effects and adverse publicity regarding laser vision correction, regulatory action against us or others in the laser vision correction industry, adverse economic conditions and the relatively high fixed-cost structure of our business, among other factors. In addition to the information given below, please refer to “Item 1. Business – Factors That May Affect Future Results and Market Price of Stock” in our 2003 annual report on Form 10-K for a discussion of important factors that could affect our results.

Overview

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.

Substantially all of our revenues currently are derived from laser vision correction procedures performed in our U.S. vision centers. During the first nine months of 2004, we opened six vision centers, three of which were opened in the third quarter.

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

Our revenues are impacted by a number of factors, including the following:

•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology that we use

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Adverse publicity regarding laser vision correction

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2004	2003
Q1	24,270	17,028
Q2	24,093	16,432
Q3	23,248	15,965
Q4		16,060

Year		65,485

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this seasonality is caused primarily because of the use of employer sponsored medical flexible spending programs which commonly use the calendar year as the plan year.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

In the third quarter of 2004, revenues increased to $31,203,000, up 53% from $20,455,000 in the third quarter of 2003, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 38% in the third quarter of 2004 compared to the third quarter of 2003.

We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with third-party patient financing and our own patient financing plan, among other factors, helped to grow procedure volume in the third quarter of 2004 over the third quarter of 2003.

Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over the last 15 quarters. Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,342 in the quarter ended September 30, 2004. In the third quarter of 2003, the average price per procedure was $1,281.

Medical professional and license fees

Medical professional expenses increased by $1,243,000 from the third quarter of 2003. This increase was due to costs and fees associated with higher revenues. License fees increased by $595,000 from the third quarter of 2003, primarily as a result of higher volume.

Direct costs of services

Direct costs of services include the salary component of physician compensation, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the third quarter of 2004 by $2,161,000 over the third quarter of 2003, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $170,000 in the third quarter of 2004 from the third quarter of 2003, primarily due to increases in salaries and employee incentives at our corporate offices.

Marketing and advertising expenses

Marketing and advertising expenses increased by $2,366,000 in the third quarter of 2004 from the third quarter of 2003, primarily as a result of our efforts to support new markets and help grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $122,000 in the third quarter of 2004 from the third quarter of 2003, primarily as a result of laser upgrades, the acquisition of certain diagnostic equipment to support custom LASIK and an increase in new vision centers.

Non-operating income and expenses

Net interest in the third quarter of 2004 increased $472,000, due both to income on patient financing and to higher levels of invested cash.

Income Taxes

Income tax expense of $2,535,000 was recorded in the third quarter of 2004, as compared to $81,000 in the third quarter of 2003. U.S. income tax was accrued for the amount of $159,000. The income tax provision of our Canadian facility was $182,000. The remaining $2,194,000 was recorded against the deferred tax asset.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

In the first nine months of 2004, revenues increased to $94,406,000 up 56% from $60,661,000 in the third quarter of 2003, primarily as a result of higher procedure volume and increased pricing per procedure.

We believe that improved marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with third-party patient financing and our own patient financing plan, among other factors, helped to grow procedure volume in the first nine months of 2004 over the first nine months of 2003.

In the first nine months of 2004, the average price per procedure was $1,318, as compared to the average of $1,227 for the first nine months of 2003.

Medical professional and license fees

Medical professional expenses increased by $4,363,000 from the first nine months of 2003; approximately $3,763.000 of this increase was due to costs and fees associated with higher revenues, and $600,000 was due to the consolidation of three Professional Corporations subsequent to June 2003. License fees increased by $1,850,000 from the first nine months of 2003, primarily as a result of increased procedure volume. These increases were partially offset by purchasing rebates from suppliers.

Direct costs of services

Direct costs of services increased in the first nine months of 2004 by $6,524,000 over the first nine months of 2003, primarily as a result of increased salaries, fringe benefits, employee incentives, financing fees, rent/utilities and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $754,000 in the first nine months of 2004 from the first nine months of 2003, primarily due to increases in salaries, benefits, employee incentives, and state and local taxes.

Marketing and advertising expenses

Marketing and advertising expenses increased by $6,016,000 in the first nine months of 2004 from the first nine months of 2003, primarily as a result of our efforts to support new markets and help grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $541,000 in the first nine months of 2004 from the first nine months of 2003, primarily as a result of laser upgrades, the acquisition of diagnostic equipment to support custom LASIK and new vision center openings.

Non-operating income and expenses

Net interest in the first nine months of 2004 increased $1,228,000, due both to income on patient financing and to higher levels of invested cash.

Income Taxes

Income tax expense of $3,231,000 was recorded in the first nine months of 2004, as compared to $181,000 in the first nine months of 2003. U.S. income tax was accrued for the amount of $520,000. The income tax provision of our Canadian facility was $517,000. The remaining $2,194,000 reduced the deferred tax asset because of the utilization of net operating loss carryforwards. These expenses were more than offset by a $10,489,000 income tax benefit from the reversal of the deferred tax asset valuation allowance, resulting in a year-to-date income tax benefit of $7,258,000.

Liquidity and Capital Resources

Net cash provided by operating activities in the first nine months of 2004 was $20,643,000. Proceeds from the exercise of 168,311 stock options totaled $2,261,000. The combination of cash provided by operations and cash provided by financing activities more than offset the cash used in investing activities. This caused an increase in cash and cash equivalents to $82,821,000 as of September 30, 2004, an increase of 28% from $64,908,000 as of December 31, 2003.

In the third quarter of 2004, the board of directors declared a dividend to common stock of $0.08 per share, which resulted in a cash payment of $1,075,000.

In view of our increased cash and cash equivalents, we did not renew our line of credit with Provident Bank, which expired on July 31, 2004.

As of September 30, 2004, we had approximately $7,919,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $3,915,000 since December 31, 2003.

Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of September 30, 2004. These funds are not available for general corporate purposes.

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

Year-to-date, we have opened six new vision centers in Orlando, Florida, Toronto, Canada, San Antonio, Texas, Jacksonville, Florida, St. Louis, Missouri and Kansas City, Kansas. Capital expenditures year-to-date in 2004 were $3,745,000. We currently have additional facilities under development.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. Based upon our current level of operations and anticipated revenue growth, we currently believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital needs and our capital expenditures.

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

Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2004 of $2,842,000 against accounts receivable of $10,761,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

As of September 30, 2004, the discount in receivables with an initial term over 12 months was $544,000.

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

Beginning December 18, 2003, the Company elected to use the captive insurance company for both primary insurance and excess liability coverage. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2004, we recorded an insurance reserve amount of $2,074,000, which represents an estimate of costs to settle existing claims and an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of $10,489,000 for the nine months ended September 30, 2004, as a result of the reversal of our deferred tax asset valuation allowance. The reversal of the allowance was made because we currently believe it is more likely than not that the deferred tax asset relating to our U.S. net operating loss carryforward will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

We have historically had low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of September 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1.	Form 8-K, dated and furnished July 17, 2004 under Item 12, containing a press release reporting 2004 second quarter financial results.

2.	Form 8-K, dated and furnished August 19, 2004 under Item 9, containing a press release announcing the declaration of a cash dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: November 1, 2004	/s/ Stephen N. Joffe

Stephen N. Joffe Chairman and Chief Executive Officer

Date: November 1, 2004	/s/ Alan Buckey

Alan Buckey Chief Financial Officer