Form 10-K
period 2004-12-31
LCA VISION INC
filed 2005-03-16
CIK 1003130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                   to

Commission file number 0-27610

LCA-Vision Inc.

(Exact name of registrant as specified in charter)

Delaware	11-2882328

(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

7840 Montgomery Road, Cincinnati, OH	45236

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 792-9292

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was approximately $304,754,000.

The number of shares outstanding of the registrant’s Common Stock as of March 11, 2005 was 20,261,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 16, 2005 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2004 FORM 10-K ANNUAL REPORT

EX-3(B)
EX-21
EX-23
EX-31.1
EX-31.2
EX-32

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1. Business — Risk Factors”

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the “Company” or “LCA-Vision”) is a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. Our vision centers are supported mainly by independent full-time credentialed board-certified ophthalmologists and optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 400,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

We currently operate 44 laser vision correction centers, including 41 wholly-owned vision centers located in large metropolitan markets throughout the United States and three centers in a joint venture in Canada, all of which are consolidated in our financial statements. During 2004, we sold our minority interest in a vision center in Helsinki, Finland.

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

On August 18, 1997, we acquired all of the outstanding shares of Refractive Centers International, Inc., an operator of laser vision correction centers and a majority-owned subsidiary of the refractive laser manufacturer Summit Technology, Inc., in exchange for 6,339,591 newly issued shares of LCA-Vision common stock.

In 1998, we raised a total of $9,463,000 of equity capital through the issuance of a new class of convertible preferred stock to fund the continued growth of our business, and in July 1999 we raised an additional $37,300,000 of equity capital, after expenses, through a public offering of 1,875,000 shares of our common stock.

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

In December 2002, the Company incorporated Lasik Insurance Company, Ltd. in Georgetown, Grand Cayman to insure for medical professional liability.

In December 2003, we raised a total of $36,727,000 of equity capital, after expenses, through a public offering of 3,600,000 shares of our common stock.

On November 16, 2004, the Board of Directors approved a 3-for-2 stock split payable on December 15, 2004 to shareholders of record as of December 6, 2004. All share and per-share amounts have been restated for the stock split.

The Company derives all of its revenues from laser refractive surgery, our only reported segment. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.”

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

PRK. PRK has been approved by the U.S. Food and Drug Administration for commercial use in the United States since 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses to the surface of the cornea. Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient typically experiences discomfort and blurred vision until the epithelium heals. An ophthalmologist generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort and to promote corneal healing. Although a patient generally experiences substantial improvement in clarity of vision within a few days following the procedure, it can take one to three months for the full benefits of the PRK procedure to be realized. Some patients elect to have one eye treated in one visit and the second eye treated at a later visit.

LASIK. We began performing LASIK, which now accounts for the vast majority of the procedures performed in our vision centers, in the United States in 1997. In LASIK procedures, an automated microsurgical instrument called a microkeratome is typically used to create a thin flap, which remains hinged to the eye. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction of the cornea. Since the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day and enjoying shorter recovery periods. The LASIK procedure allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.

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

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that over 4 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with over 1.3 million laser vision correction procedures performed in 2004. It is estimated that there are approximately 110 million potential eyes for laser vision correction procedures in the United States, according to recent industry reports on the U.S. refractive market.

Laser vision correction is typically an elective, private pay procedure performed on an outpatient basis. The current demand for laser vision correction procedures performed in the United States is widely believed to be attributable to many factors, including:

•	Broader market acceptance — as the number of procedures performed increases, so does the number of patients able to attest to the perceived benefits of laser vision correction

•	Improved technology — compared to earlier laser vision correction procedures, the LASIK procedure typically results in less patient discomfort and a shorter recovery period, and

•	Expanded applications — FDA approval for the excimer laser used in LASIK laser vision correction procedures has been extended to the treatment of three of the most common types of refractive vision disorders: nearsightedness, farsightedness and astigmatism.

Number of Laser Vision Correction Procedures in United States

(e) Source: Market Scope, October 2004

Our Business Strategy

Our business strategy is to provide quality laser vision correction services at an affordable price. In July 1999, we began converting our vision centers to closed-access facilities from open-access facilities in order to obtain increased control over the quality of care we provide to our patients and greater operational and financial control of our business. Under the open-access model, we allowed qualified independent ophthalmologists to use our equipment and facilities in return for a facilities fee. Under our closed-access model, in contrast, we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their services. By the first quarter of 2000, we changed the names of the majority of our vision centers to LasikPlus and began trying to build consumer awareness of the brand name through media campaigns that generally include newsprint, radio and direct mailings.

We intend to grow our business through increased penetration in our current markets and expansion into new markets. Key elements of our business strategy include:

•	Recruiting and retaining independent, highly credentialed ophthalmologists and optometrists

•	Providing patients with a “Continuum of Care”

•	Opening and operating new laser vision correction centers

•	Providing attractive patient financing alternatives

•	Establishing relationships with leading managed care providers in the United States to source additional patients

•	Developing and implementing innovative direct marketing campaigns

Recruiting and retaining highly credentialed ophthalmologists and optometrists. We generally focus our recruiting efforts on leading independent ophthalmologists and optometrists with a reputation for providing quality eye care within their respective markets and who are experienced in laser vision correction procedures. Our ophthalmologists generally have completed extensive FDA-mandated training and also have met our qualification criteria, including a review of state licensure, board certification, malpractice insurance, historical procedure experience and clinical outcomes.

Providing patients with a “Continuum of Care.” We strive to achieve high patient satisfaction and have established a ''Continuum of Care’’ program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. Our call center personnel are trained to answer questions regarding procedures and generally have access to both an independent ophthalmologist to address more difficult inquiries and past patients to relate procedure experience. Once in the vision center, potential patients can receive a free eye evaluation with the local vision center independent ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, our vision centers are designed to create a patient-friendly environment and reduce any anxiety associated with getting laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor procedure results and evaluate potentially providing enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.

Opening and operating new laser vision correction centers. We plan to expand our business primarily through the development of new vision centers in desirable markets and within existing markets. In evaluating new and current markets for opening a laser vision correction center, we consider a number of factors, including population demographics, and attempt to determine the number of existing excimer lasers currently in that market. We also typically interview local ophthalmologists and optometrists. We target markets with potential to generate break-even procedure volume within the first six months of opening, including the necessary independent ophthalmologist and optometrist staffing to support such levels. We have developed what we believe to be cost-efficient standardized vision center plans and designs to be used in building each new vision center to efficiently manage patient flow and physician and staff productivity.

Providing attractive patient financing alternatives. Because laser vision correction procedures are elective and generally not reimbursable by third party payors including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. We have entered into an arrangement with an unaffiliated finance company, pursuant to which the finance company makes multiple payment plans available to qualifying customers. These payment plans typically provide for payments over a 12-month to 48-month period. We generally bear no credit risk for loans made under this program. For patients not qualifying for these plans, we also currently offer our own direct financing to customers under which we charge an up-front fee and the remaining balance is paid by the customer in equal installments over a period of 12 to 36 months. We can also provide information to customers regarding other financing options, such as installment plans, home equity loans and payment through employer flexible benefit plans.

Establishing relationships with leading managed care providers in the United States to source additional patients. With an increasing number of employers adding vision services to their employee benefit packages, we hope to further increase our U.S. footprint and market share by developing and growing relationships with managed care organizations, through which we offer discounted rates to plan participants. The plan participant, and not the managed care organization, is responsible for the payment of our fees under these arrangements.

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers. In each market, we target a specific demographic group of potential patients through the use of print media, radio and direct mail campaigns, among other strategies. In most advertisements, prospective patients are provided our web site address, www.lasikplus.com, and a toll-free number, such as 1-800-243-EYES, 1-888-529-2020 or 1-800-LASIKPLUS. Our call center representatives screen prospective patients, record patient names and information into our centralized computer system and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction. We generally keep a prospective patient’s name on file if the patient elects not to proceed with a laser vision procedure following an initial evaluation. We continuously evaluate the effectiveness of our marketing programs and our marketing costs.

Competition

Laser vision correction, whether performed at one of our vision centers or elsewhere, competes with several surgical and non-surgical treatments to correct refractive vision disorders, including eyeglasses, contact lenses, other types of refractive surgery, intraocular lenses and corneal implants. In addition, other technologies may ultimately prove to be more attractive and effective to consumers than current laser vision correction technology.

We also face competition from other providers of laser vision correction. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists and chains of retail optical stores and multi-site eye care vision centers. Industry sources estimate that such local providers represent over 50% of the laser vision correction market. Laser vision correction corporate providers such as ourselves are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction. Among the laser vision correction center providers, we believe we are one of the largest providers in terms of number of procedures performed in fixed-site vision centers in the United States.

The market for providing laser vision correction service is highly competitive and fragmented. In most, if not all, of our markets, we compete with other laser vision correction center chains, including TLC Vision Corporation, which also is a public company, as well as with hospitals, surgical clinics, national and local operators of vision centers and ophthalmology practices, among others, that have purchased or rent their own lasers. The market may become increasingly more competitive as it matures and laser vision correction penetration increases.

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedural volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including a large chain of laser vision correction centers, in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective.

Employees

As of February 28, 2005, we had 364 employees, 313 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

Trademarks

Not all of the names we use for our products and services have been registered with the United States Patent and Trademark Office. Where we use the “TM” (trademark) symbol, it is our intention to claim trademark rights on those names under common law. The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Laser Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are several companies - including Bausch & Lomb, VISX, Alcon and Nidek — whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.

Government Regulation

Our operations are subject to extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare. Some of these include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists, among others, are extensively regulated by state and federal laws, some of which may be applicable to our business operations.

Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in some circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in us being named as a party in ensuing litigation or a limitation on or prohibition of our use of excimer lasers, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the manufacturers’ ability to obtain regulatory approval of laser equipment. Furthermore, the failure of VISX, Bausch & Lomb and Alcon or any other manufacturers that supply or may supply excimer lasers to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit our ability to use the lasers.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices

In the United States, the FDA regulates the uses, manufacturing, labeling, distribution and marketing of medical devices, including excimer lasers, microkeratomes and certain equipment we use in laser vision correction surgery.

Once FDA approval is obtained, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices, with which users such as us, as well as manufacturers, must comply.

Non-compliance with FDA requirements could subject manufacturers to enforcement action, including:

•	Product seizures

•	Recalls

•	Withdrawal of approvals

•	Civil and criminal penalties

Non-compliance by us could subject us to civil and criminal penalties. Any such enforcement action could have a material adverse effect on our business, financial condition and results of operations.

The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those practicing in our vision centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future. Should the FDA choose to regulate this aspect of the use of excimer lasers in the future, any potential resulting inconvenience to patients could discourage potential patients from having laser vision correction and cause the total number of procedures we perform to decrease.

To authorize new uses of medical devices, manufacturers are required to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices we use may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use the devices. These and other regulatory actions could limit the supply of devices we use or our ability to use them, which could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal anti-kickback statute, that are applicable to all referrals of patients. Although we have endeavored to structure our business operations to be in material compliance with such laws, authorities could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition and results of operations.

Federal and state laws on “kickbacks” and physician referrals

Because laser vision correction procedures currently are not reimbursable by Medicare, Medicaid or other governmental health programs, we do not believe numerous federal health care laws that frequently have a material adverse effect upon health care providers’ business operations (such as the federal Anti-Kickback and “Stark” Physician Self-Referral statutes) are currently applicable to us. Any changes in the reimbursement and coverage rules for these governmental health programs may cause our services to be subject to such federal laws. Although we do not anticipate such changes in the near future, we cannot predict this with any degree of certainty. Some states have enacted statutes, similar to the federal Anti-Kickback and Stark statutes, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of health care service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition and results of operations.

Advertising restrictions

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC rather than incur the significant expense and distraction from our business that would have resulted from prolonged litigation. On July 18, 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. We cannot be certain that this order, to which we agreed, will not substantially limit the nature and scope of our future marketing and advertising practices, which is an important part of our strategy to generate demand for our laser vision correction services.

Fee-splitting

Many states prohibit professionals (including ophthalmologists and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. Violation of a state’s fee-splitting prohibition may result in civil or criminal fines, as well as loss of licensing privileges of the physician participating in such arrangements. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. This could have a material adverse effect on our business, financial condition and results of operations.

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

Facility licensure and certificates of need

State Departments of Health may require us to obtain licenses in the various states in which we have or acquire laser vision correction centers or other business operations. We believe that we have obtained the necessary material licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, not all of the regulations governing the need for licensure are clear and there is little guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state and otherwise have a material adverse effect on our business, financial condition and results of operations. While we currently have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.

Some states require permission by the State Department of Health in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, not all of the regulations governing the need for CONs are clear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON in that state. This could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to acquire a CON in all states where it is required.

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

Risk Factors

We have experienced operating losses in the past.

We commenced operations in 1991 and posted net losses in every year prior to 2003 other than 1999. Our accumulated deficit as of December 31, 2004 was $7,732,000. Our ability to remain profitable depends on, among other factors:

•	Continued market acceptance for laser vision correction services

•	Our ability to execute our planned business strategy

•	Our ability to manage equipment and operating costs

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:

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

The cost of laser vision correction procedures is typically not reimbursed by third-party payors such as health care insurance companies or government programs. Accordingly, as we have experienced in prior fiscal periods, our operating results may vary based upon the impact of changes in economic conditions on the disposable income of consumers interested in laser vision correction. A significant decrease in consumer disposable income in a weakening economy may result in a decrease in the number of laser vision procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our customers to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience and adversely affect our results of operations and cash flow.

We derive substantially all of our revenue from laser vision correction services and a decrease in the provision of these services could result in a significant decrease in our revenues and profitability.

We derive substantially all of our revenues from laser vision correction services. If we are not able to provide those services or the number of laser vision correction procedures we perform significantly decreases, our revenues and profitability would decrease significantly. We do not have other diversified revenue sources to offset a significant decrease in revenues from our provision of laser vision correction services.

If we are unable to attract and retain qualified independent ophthalmologists, our ability to attract patients could be negatively affected.

Our revenues are generated by independent ophthalmologists who work with us to perform surgeries. In certain states where the corporate practice of medicine is prohibited, we may contract with professional corporations for ophthalmologists to perform surgeries at our vision centers. The retention of independent qualified ophthalmologists is a critical factor in the success of our vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable to consistently attract, hire and retain qualified ophthalmologists, our ability to attract patients could be negatively affected.

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

Laser eye surgery competes with other surgical and non-surgical treatments for refractive vision disorders, including eyeglasses, contact lenses, other types of refractive surgery, corneal implants and other technologies currently under development. Among providers of laser vision correction, competition comes from firms similar to us and from hospitals, hospital-affiliated group entities, physician group practices and private ophthalmologists, among others, that, in order to offer laser vision correction to patients, purchase or rent excimer lasers. Suppliers of conventional eyeglasses and contact lenses, such as optometry chains, also may compete with us by purchasing laser systems and offering laser vision correction to their customers.

Some of our current competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and compete more effectively. Competition in the market for laser vision correction could increase as excimer laser surgery becomes more common and the number of ophthalmologists performing the procedure increases. Additional competition may develop, particularly as the price to purchase or rent excimer laser systems decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.

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

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedure volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including a large chain of laser vision correction centers, in some geographic markets where we conduct business. It is possible that, in the future, our revenues and profitability could decrease as a result of the discounting practices of competitors.

We have expanded our direct financing program and as a result may incur increased credit risk which could negatively affect our cash flow and results of operations.

We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up front, and the remaining balance is paid by the customer in up to 36 equal monthly installments. As of December 31, 2004, we had $12.7 million in accounts receivable, compared to $5.9 million as of December 31, 2003. We are now exposed to significantly increased credit risk, particularly given patients who participate in our direct financing program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.

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

Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Laser vision correction has been provided in the U.S. only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us.

Some of the possible side effects of laser vision correction may include:

•	Foreign body sensation

•	Pain or discomfort

•	Sensitivity to bright lights

•	Blurred vision or haze

•	Dryness or tearing

•	Fluctuation in vision

•	Night glare

•	Poor or reduced visual quality

•	Overcorrection or under correction

•	Regression

•	Corneal flap or corneal healing complications

Laser vision correction may also involve the removal of ''Bowman’s membrane,’’ an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. The effect of the removal of Bowman’s membrane on patients is currently not clear.

We depend on limited sources for the excimer lasers, diagnostic equipment, microkeratomes and disposable blades we use, and shortages of these items could hinder our ability to increase our procedure volume.

We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. If all three of these companies become unwilling or unable to supply us with excimer lasers and diagnostic equipment to repair or replace parts or to provide services, our ability to open new vision centers or increase our capacity to perform laser vision correction services could be restricted.

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

As described under “Government Regulation” and below, excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including:

•	Federal restrictions on the approval, distribution and use of medical devices

•	Anti-kickback statutes in some states

•	Fee-splitting laws in some states

•	Corporate practice of medicine restrictions in some states

•	Physician self-referral laws in some states

•	Anti-fraud provisions in some states

•	Facility license requirements and certificates of need in some states

•	Conflict of interest regulations in some states

•	Rules and regulations regarding advertising and marketing practices in some states

Some of these laws and regulations are vague or ambiguous, and courts and regulatory authorities have not always provided clarification. Moreover, state and local laws, including but not limited to those on sales and use taxes, vary from jurisdiction to jurisdiction. As a result, some of our activities could be challenged, the success of which cannot be predicted.

The failure of our suppliers to obtain regulatory approvals for any additional uses of excimer lasers or otherwise comply with regulatory requirements could limit the number of excimer lasers we have available for use and, therefore, limit the number of procedures we can perform.

Failure of the laser manufacturers to comply with applicable FDA requirements could subject us, the independent ophthalmologists who practice in our vision centers or those manufacturers to enforcement actions, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties. Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in limitations or prohibitions on our use of excimer lasers. Any such actions or proceedings could result in negative publicity, which in turn could result in decreased demand for our services and in a decrease in our capacity to perform laser vision correction services.

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC rather than incur the significant expense and distraction from our business that would have resulted from prolonged litigation. On July 18, 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. We cannot be certain that this order, to which we agreed, will not substantially limit the nature and scope of our future marketing and advertising practices, which is an important part of our strategy to generate demand for our laser vision correction services.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other health care professional. Some injuries or defects may not become evident for a number of years. The operation of any excimer laser, diagnostic equipment, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We primarily rely and intend to continue to rely on the independent ophthalmologists’ professional liability insurance policies and manufacturers’ insurance policies for product liability coverage, although we have limited umbrella product and professional liability insurance. We generally require the independent ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although there can be no guarantee that the ophthalmologists will be successful in obtaining or maintaining such insurance coverage, particularly in the current insurance market.

The availability of professional liability insurance has decreased and its cost has increased significantly for a variety of reasons, including reasons outside our control. A future increase in cost could result in the reduced profitability of our business, and a future lack of availability of coverage for us or our independent ophthalmologists and optometrists could result in increased exposure to liability.

We established a captive insurance company, and if significant claims are paid, it could affect our profitability and our financial condition.

Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the 12 months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 for that year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The payment of significant claims by our captive insurance company could negatively affect our profitability and our financial condition.

Disputes with respect to intellectual property could result in a decrease in revenues and profitability.

There has been substantial litigation in the United States, Canada and elsewhere regarding the patents on ophthalmic lasers. If the use of an excimer laser or other procedure performed at any our vision centers is deemed to infringe a patent or other proprietary right, we may be named as a defendant in ensuing litigation, prohibited from using the equipment or performing the procedure that is the subject of the patent dispute, or required to obtain a royalty-bearing license, which may involve substantial costs including ongoing royalty payments. If a license is not available on acceptable terms, we may be required to seek the use of products that do not infringe the patent. The unavailability of alternate products could cause us to cease operations in the United States or Canada or delay our future expansion. If we are prohibited from performing laser vision correction at any of our vision centers, our revenues and profitability would decrease.

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

Internet

The Company’s website is www.lasikplus.com. The Company makes available free of charge through a link provided at the website its Forms 10-K, 10-Q and 8-K as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

Item 2. Properties.

Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers are in leased locations. The typical location is in a professional office building and includes a laser surgery room, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,400 to 5,648 square feet with expiration dates ranging from June 30, 2005 to June 30, 2013.

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

Since December 18, 2003, the Company has used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Over the first two years of operation, the losses paid by the captive insurance company have not been material.

We also are subject to other litigation from time to time, none of which we currently consider to be material.

We believe that none of the legal proceedings to which we are currently subject will have a material adverse effect on our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq National Market under the symbol “LCAV.” There were approximately 23,900 beneficial owners of our Common Stock as of January 26, 2005.

The following table sets forth the range of high and low bid prices of the common stock as reported by the Nasdaq National Market for the specific periods. All prices are adjusted for a 3-for-2 stock split on December 15, 2004.

	2004		2003
	High	Low	High	Low
First Quarter	$18.13	$12.00	$2.49	$1.50
Second Quarter	20.87	15.13	6.50	2.21
Third Quarter	19.75	13.28	13.00	5.71
Fourth Quarter	24.29	15.67	14.79	8.91

The Company initiated a quarterly cash dividend of $0.08 per share in the third quarter of 2004. After the 3-for-2 stock split, the Company paid a quarterly cash dividend of $0.08 per share, in effect raising the payout by 50% over the amount paid in the third quarter of 2004.

The Company has not sold any unregistered securities within the past three years and did not make any purchases of LCA-Vision common stock on behalf of itself or any affiliates during the fourth quarter of 2004.

Item 6. Selected Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$127,122	$81,423	$61,838	$68,096	$63,450
Operating costs and expenses:
Medical professional and license fees	24,275	15,779	12,270	13,626	15,542
Direct costs of services	40,842	31,507	28,796	33,616	27,218
General and administrative expenses	10,292	8,043	8,327	8,727	9,394
Marketing and advertising	20,468	12,566	12,823	12,732	14,565
Depreciation and amortization	7,045	6,377	5,997	5,625	3,839
Special (benefit) charges	—	—	(174)	1,774	—

Total expenses	102,922	74,272	68,039	76,100	70,558

Operating income (loss)	24,200	7,151	(6,201)	(8,004)	(7,108)
Equity in earnings from unconsolidated businesses	369	317	241	372	49
Interest expense	(24)	(18)	(4)	(17)	(58)
Interest and dividend income	2,161	540	225	924	2,713
Litigation settlement	—	—	2,282	—	—
Other (expense) income	(306)	(130)	(195)	(61)	604

Income (loss) before taxes on income	26,400	7,860	(3,652)	(6,786)	(3,800)
Income tax (benefit) expense	(5,629)	591	174	16,589	(1,434)

Income (loss) available to common shareholders	$32,029	$7,269	$(3,826)	$(23,375)	$(2,366)

Income (loss) per common share
Basic	$1.59	$0.44	$(0.24)	$(1.34)	$(0.12)
Diluted	1.54	0.44	(0.24)	(1.34)	(0.12)

Cash dividends	$0.13	—	—	—	—

Weighted average shares used in computation
Basic	20,099	16,391	16,191	17,465	19,112
Diluted	20,814	16,616	16,191	17,465	19,112

Selected Operating Data
Laser vision correction procedures	95,835	65,485	57,104	72,032	59,144

	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash and cash equivalents	$86,588	$64,908	$18,298	$16,609	$19,692
Short-term investments	—	—	—	—	8,626
Working capital	91,682	60,986	13,020	14,378	24,063
Total assets	129,577	90,037	39,996	43,188	75,597
Debt maturing in one year	542	—	10	26	178
Total debt, excluding current portion	376	—	—	4	48
Accumulated deficit	(7,732)	(37,069)	(44,338)	(40,512)	(17,136)
Total stockholders’ investment	111,837	78,802	32,112	38,202	65,045

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with ''Item 6. Selected Financial Data’’ above and with the financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in “Item 1. Business,” under “Government Regulation” and “Risk Factors”

Overview

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. Our vision centers are supported mainly by independent credentialed board-certified ophthalmologists and optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-procedure follow-ups in-center.

The majority of our revenues currently are derived from LASIK procedures performed in our U.S. vision centers.

Our operating costs and expenses include:

•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fees per procedure paid to equipment suppliers VISX, Bausch & Lomb and Alcon

•	Direct costs of services, including vision center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.

Results of Operations

Revenues

We derived the majority of our revenues for the last three years from the delivery of LASIK laser vision correction services. Our revenues in any period are primarily a function of the number of laser vision correction procedures performed and the pricing for these services.

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

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2004	2003	2002

First Quarter	24,270	17,028	17,592
Second Quarter	24,093	16,432	14,797
Third Quarter	23,248	15,965	12,511
Fourth Quarter	24,224	16,060	12,204

Year	95,835	65,485	57,104

In 2004, revenues increased by $45,699,000, or $56.1%, to $127,122,000 from $81,423,000 in 2003. Approximately $37,737,000 of this increase in revenues in 2004 was a result of higher procedure volumes and approximately $7,962,000 was a result of improved pricing. Continued improvement in marketing and advertising effectiveness and continued growth and increased patient acceptance of laser vision correction, together with third-party financing and our own patient financing plan, among other factors, helped to grow procedure volume in 2004 over 2003.

In 2003, revenues increased by $19,585,000, or 32.7%, to $81,423,000 from $61,838,000 in 2002. Approximately $10,509,000 of this increase in revenues in 2003 was a result of improved pricing, and approximately $9,076,000 was due to higher procedure volumes. As in 2004, we believe that improved marketing and advertising effectiveness, together with third-party patient financing and our own patient financing plan, helped to grow procedure volume in 2003 over 2002.

Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over the last sixteen quarters. Our average price per procedure has increased from $877 in the fourth quarter of 2000 to $1,351 in the quarter ended December 31, 2004. In the third quarter of 2003, we introduced custom laser vision correction technology from Alcon in five of our markets, and we later upgraded our VISX lasers in all our markets to perform custom procedures.

Our strongest quarter in terms of number of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical corporate medical flexible spending programs and the general effect of the New Year season. This seasonality was substantially offset in 2004 by opening vision centers throughout the year.

Operating Costs and Expenses

2004 Compared to 2003

The following table shows the increase in components of operating expenses from 2003 to 2004 in dollars and as a percent of revenues for each period (dollars in thousands):

			Increase	% of Revenue
	2004	2003	(Decrease)	2004	2003
Medical professional and license fees	$24,275	$15,779	$8,496	19.1%	19.4%
Direct costs of services	40,842	31,507	9,335	32.1	38.7
General and administrative expenses	10,292	8,043	2,249	8.1	9.9
Marketing and advertising	20,468	12,566	7,902	16.1	15.4
Depreciation and amortization	7,045	6,377	668	5.5	7.8

Medical professional expenses increased by approximately $5,522,000 in 2004 from 2003 as a result of increased revenues from higher procedure volumes. License fees increased by $2,974,000, primarily as a result of higher procedure volume.

Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in 2004 by $9,335,000 compared to 2003. This increase was largely due to salaries and benefits, financing fees related to third-party patient financing, rent and utilities expense and surgical supplies.

General and administrative expenses increased by $2,249,000 in 2004 as compared to 2003, primarily as a result of salaries and benefits, professional services, and state and local taxes.

Marketing and advertising expenses increased by $7,902,000 in 2004 from 2003, primarily as a result of our efforts to support new markets and help to grow volume in existing markets.

Depreciation and amortization expense increased by $668,000 in 2004 from 2003, primarily as a result of opening seven new vision centers in 2004.

Interest and dividend income increased by $1,621,000 in 2004 from 2003, due to income on long-term receivables, higher levels of invested cash and higher interest rates.

Income tax benefit of $5,629,000 was recorded in 2004. U.S. income tax was accrued for the amount of $1,046,000. The current year income tax provision of our Canadian facilities was $621,000.

2003 Compared to 2002

The following table shows the increase (decrease) in components of operating expenses from 2002 to 2003 in dollars and as a percent of revenues for each period (dollars in thousands):

			Increase	% of Revenue
	2003	2002	(Decrease)	2003	2002
Medical professional and license fees	$15,779	$12,270	$3,509	19.4%	19.8%
Direct costs of services	31,507	28,796	2,711	38.7	46.6
General and administrative expenses	8,043	8,327	(284)	9.9	13.5
Marketing and advertising	12,566	12,823	(257)	15.4	20.7
Depreciation and amortization	6,377	5,997	380	7.8	9.7

Medical professional expenses increased by approximately $3,534,000 in 2003 from 2002. Approximately $1,931,000 of this increase was due to higher revenues and approximately $1,603,000 was due to the consolidation in 2003 for the first time of some professional corporations with which we contract to provide medical services in those states where we cannot practice medicine. License fees decreased by $25,000. Purchasing rebates from suppliers were almost entirely offset by an increase in license fees due primarily to higher procedure volumes.

Direct costs of services include the salary component of physician compensation for certain physicians, staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in 2003 by $2,711,000 compared to 2002, largely because of an increase in provision for bad debt on patient financing due to higher levels of accounts receivable, financing fees related to third-party patient financing, rent and utilities expense and salaries and benefits. These increases in expenses were partially offset by a decrease in insurance.

General and administrative expenses decreased by $284,000 in 2003 as compared to 2002, primarily as a result of the absence of warrant compensation expense, a decrease in expenditures on professional services in 2003 and a decrease in insurance expenses. Warrant amortization relating to certain warrants granted to a former joint venture partner in our managed care business was completed in 2002. These decreases were partially offset by an increase in salaries and benefits.

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

Liquidity and Capital Resources

Net cash provided by operating activities in 2004 was $29,807,000, significantly exceeding expenditures in investing activities during the period to open new facilities. As a result, cash and cash equivalents increased to $86,588,000 (including $0.5 million of cash maintained by our captive insurance company pursuant to statutory requirements) as of December 31, 2004, compared to

$64,908,000 as of December 31, 2003. The major use of cash in 2004 was capital expenditures in connection with opening new vision centers and the payment of cash dividends.

In July 2004, we allowed our $10,000,000 revolving credit facility with The Provident Bank to expire. We had no outstanding borrowings under the credit facility and currently do not anticipate a need for a credit facility.

Our contractual obligations for future cash payments as of December 31, 2004 are summarized in the following table.

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital Leases	960,000	576,000	384,000	—	—
Operating Lease Obligations	10,688,000	3,461,000	4,139,000	2,560,000	528,000
Deferred Compensation	1,215,000	—	—	—	1,215,000
Total	12,863,000	4,037,000	4,523,000	2,560,000	1,743,000

As of December 31, 2004, we had net operating loss carryforwards for federal income tax purposes of approximately $15,000,000. These expire in varying amounts from 2017 until 2022.

In December 2002, we purchased medical equipment that was being previously leased for $672,000. This resulted in a reduction in leased equipment expense of $734,000 and an increase in depreciation expense of $224,000 in 2003 as compared to 2002.

Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1.0 million and $1.5 million. Actual costs vary from vision center to vision center based upon the location of the market, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.

The following is a list of the new vision centers we opened in the last two fiscal years

2004	2003
Orlando, FL	Cleveland, OH
Toronto, Canada	Indianapolis, IN
San Antonio, TX	Las Vegas, NV
Jacksonville, FL	Houston, TX
Kansas City, KS
St. Louis, MO
Salt Lake City, UT

In the third quarter of 2003, we updated our VISX lasers and diagnostic equipment to enable us to offer custom ablation in all our markets. In addition, in the fourth quarter of 2003, we upgraded our Bausch & Lomb lasers to offer their recently approved Zyoptix TM custom technology. The cost of our laser and equipment upgrades and vision center expansion plans resulted in capital expenditures of $5,231,000 in 2003 and $8,307,000 in 2004, which were funded by cash flow from operations in both years.

We have expanded the use of our own sponsored patient financing. As of December 31, 2004, we had $9.8 million in accounts receivable, net of allowance for doubtful accounts, which is an increase of $5.8 million since December 31, 2003.

Our consolidated cash and cash equivalents includes $0.5 million of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2004. These funds are not available for general corporate purposes. We expect cash reserves in our captive insurance company to grow over time.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt service requirements.

Critical Accounting Policies and Estimates

Accounts Receivable

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee and the remainder is deducted over a period of 12 to 36 months. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5 percent per year. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.

As of December 31, 2004, the discount in receivables with an initial term over 12 months was $525,000.

Allowance for Doubtful Accounts

As a result of an expansion of the amount of patient financing provided in 2004, we are exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of lenders that provide financing to customers similar to ours, we have established bad debt reserves as of December 31, 2004 of $2,865,000 against accounts receivable of $12,698,000. To the extent that our actual bad debt writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

Captive Insurance Company Reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2004, we recorded an insurance reserve amount of $2,568,000 which primarily represents an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of $10,489,000 in the first six months of 2004 as a result of a reversal of the valuation allowance on deferred tax assets. A benefit of $5,900,000 was recorded in the first quarter of 2004, and the balance of $4,589,000 was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and our expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

We acquired approximately $19,000,000 of net operating loss carryforwards in 1997 $ when we purchased Refractive Centers International, Inc. The use of these acquired net operating losses was subject to annual IRC 382 limitation of $2,500,000. During 2003 and 2004, we used all of the net operating loss carryforwards acquired from Refractive Centers International.

At December 31, 2004, we have approximately $15,000,000 of net operating loss carryforwards that can be used to reduce future taxable income. A portion of these net operating loss carryforwards, $8,500,000, is subject to annual IRC Section 382 limitation of $3,250,000.

Consolidation

We use the consolidation method to report our investment in entities in which we own a majority of the voting stock. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements. Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a ‘‘controlling financial interest’’ in the professional corporations. Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the ‘‘controlling financial interest’’ criteria of EITF 97-2.

As a result of the FASB’s issuance of FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January 2003, we evaluated the contractual management arrangements entered into with professional corporations after January 1, 2003 and have determined that consolidation of these entities was appropriate under the FIN 46 guidance. With respect to the three remaining professional corporations with which we had a contractual management arrangement prior to January 1, 2003, we began consolidating these entities as of July 1, 2003, which did not have a material impact on our consolidated financial statements. If modifications are made to existing management agreements, or if new agreements are made under different terms than existing management agreements, then the financial statements of those professional corporations may not be consolidated in the future. The professional corporations do not have any material assets or debt obligations and do not materially increase our exposure to risk of loss.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS 123(R) on our consolidated results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of LCA-Vision Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rules 13a-15(f), the consolidated financial statements, and the information contained in this report, including its accuracy. We prepared the accompanying consolidated financial statements in accordance with generally accepted accounting principles. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and its reliability. To report financial results we must often make estimates based on currently available information and judgments of current conditions and circumstances.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of this assessment management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the criteria described above. No matter how well designed, all internal control systems have inherent limitations and even those systems determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ Stephen N. Joffe	/s/ Alan H. Buckey

Stephen N. Joffe	Alan H. Buckey
Chairman of the Board, Chief Executive Officer	Executive Vice President/Finance, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of LCA-Vision, Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCA-Vision, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young
Cincinnati, Ohio
March 8, 2005

Report of Independent Registered Public Accounting Firm on Management’s Assessment of
Internal Control Over Financial Reporting

The Board of Directors and Shareholders of LCA-Vision, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in the accompanying Report of Management, which is located under Item 8 on page 24, that LCA-Vision, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LCA-Vision, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LCA-Vision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2004 of LCA-Vision, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP
Cincinnati, Ohio
March 8, 2005

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS
	At December 31,
	2004	2003
		(Dollars in thousands,
		except par value)
Assets
Current assets
Cash and cash equivalents	$86,588	$64,908
Accounts receivable, net of allowance for doubtful accounts of $2,260 and $1,480	8,662	3,255
Receivables from vendors	1,077	802
Prepaid expenses, inventory and other	2,420	1,422
Deferred tax assets	6,015	—

Total current assets	104,762	70,387
Property and equipment	50,374	41,967
Accumulated depreciation and amortization	(31,743)	(24,622)

Property and equipment, net	18,631	17,345
Accounts receivable, net of allowance for doubtful accounts of $605 and $416	1,171	749
Goodwill	275	275
Deferred compensation plan assets	1,187	461
Investment in unconsolidated businesses	168	385
Deferred tax assets	2,593	—
Other assets	790	435

Total assets	$129,577	$90,037

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$4,964	$4,883
Accrued liabilities and other	7,574	4,518
Debt maturing in one year	542	—

Total current liabilities	13,080	9,401

Capital lease obligations	376	—
Deferred compensation liability	1,215	457
Insurance reserve	2,568	963
Minority equity interest	501	414

Stockholders’ investment
Common stock ($.001 par value; 23,767,353 and 23,465,342 shares and 20,216,559 and 19,914,548 shares issued and outstanding, respectively)	24	16
Contributed capital	134,708	131,203
Common stock in treasury, at cost (3,550,794 shares and 3,550,794 shares)	(15,462)	(15,462)
Accumulated deficit	(7,732)	(37,069)
Accumulated other comprehensive income	299	114

Total stockholders’ investment	111,837	78,802

Total Liabilities and Stockholders’ Investment	$129,577	$90,037

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Revenues — Laser refractive surgery	$127,122	$81,423	$61,838
Operating costs and expenses
Medical professional and license fees	24,275	15,779	12,270
Direct costs of services	40,842	31,507	28,796
General and administrative expenses	10,292	8,043	8,327
Marketing and advertising	20,468	12,566	12,823
Depreciation and amortization	7,045	6,377	5,997
Special charges (benefit)	—	—	(174)

Operating income (loss)	24,200	7,151	(6,201)

Equity in earnings from unconsolidated businesses	369	317	241
Minority equity interest	(544)	(372)	(189)
Interest expense	(24)	(18)	(4)
Interest and dividend income	2,161	540	225
Other income (expense), net	238	242	(6)
Litigation settlement	—	—	2,282

Income (loss) before taxes on income	26,400	7,860	(3,652)

Income tax (benefit) expense	(5,629)	591	174

Net income (loss)	$32,029	$7,269	$(3,826)

Income (loss) per common share
Basic	$1.59	$0.44	$(0.24)
Diluted	$1.54	$0.44	$(0.24)

Weighted average shares outstanding
Basic	20,099	16,391	16,191
Diluted	20,814	16,616	16,191

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Cash flow from operating activities
Net income (loss)	$32,029	$7,269	$(3,826)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,045	6,377	5,997
Warrant amortization	—	—	510
Provision for loss on doubtful accounts	969	1,781	—
Gain on disposal of assets	—	(190)	—
Deferred income taxes	(8,608)	—	—
Deferred tax benefit or disqualified stock options	1,311	—	—
Deferred compensation	758	328	129
Insurance reserve	1,605	908	—
Restructuring/impairment provision	—	—	(174)
Equity in earnings from unconsolidated businesses	(369)	(317)	(241)
Other, net	—	—	6
Changes in assets and liabilities:
Accounts receivables	(6,798)	(5,191)	124
Receivables from vendors	(275)	(465)	(103)
Prepaid expenses, inventory and other	(998)	40	497
Accounts payable	81	1,028	1,210
Accrued liabilities and other	3,057	912	1,564

Net cash provided by operating activities	29,807	12,480	5,693

Cash flows from investing activities
Purchase of property and equipment	(7,213)	(5,231)	(1,789)
Proceeds from sale of property and equipment	—	225	8
Deferred Compensation Plan	(726)	(334)	(127)
Other, net	(108)	204	(83)

Net cash (used in) investing activities	(8,047)	(5,136)	(1,991)

Cash flows from financing activities
Principal payments of long-term debt and capital lease obligations	(176)	(10)	(20)
Loan payments made by shareholders	—	1,353	—
Loans to shareholders	—	(22)	(44)
Shares repurchased for treasury stock	—	—	(2,449)
Stock offering	—	36,727	—
Dividends paid to stockholders	(2,692)	—	—
Exercise of stock options and warrants	2,202	1,023	232
Distribution from minority equity investees	586	195	268

Net cash (used in) provided by financing activities	(80)	39,266	(2,013)

Increase in cash and cash equivalents	21,680	46,610	1,689

Cash and cash equivalents at beginning of year	64,908	18,298	16,609

Cash and cash equivalents at end of year	$86,588	$64,908	$18,298

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
	Years Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)
Common Stock
Balance at beginning of year	23,465,342	$16	19,665,459	$13	19,596,084	$52
Employee plans	304,169	—	199,883	—	69,375	—
Stock offering	—	—	3,600,000	3	—	—
Stock split — par value effect	—	8	—	—	—	(39)
Partial shares	(2,158)	—	—	—	—	—

Balance at end of Year	23,767,353	24	23,465,342	16	19,665,459	13

Warrants
Balance at beginning of year	—	—	150,000	1,982	191,601	2,105
Expired warrants			(150,000)	(1,982)	(41,601)	(123)

Balance at end of year	—	—	—	—	150,000	1,982

Notes Receivable from Shareholders
Balance at beginning of year		—		(1,532)		(1,488)
Decrease in notes outstanding				1,554		—
Increase in notes outstanding				(22)		(44)

Balance at end of year		—		—		(1,532)

Treasury Stock
Balance at beginning of year	(3,550,794)	(15,462)	(3,550,794)	(15,462)	(2,326,134)	(13,013)
Shares repurchased	—	—	—	—	(1,224,660)	(2,449)

Balance at end of year	(3,550,794)	(15,462)	3,550,794	(15,462)	(3,550,794)	(15,462)

Contributed Capital
Balance at beginning of year		131,203		91,474		91,080
Stock split — par value effect		(8)		—		39
Employee plans		2,250		1,022		235
Stock offering		—		36,725		—
Stock split fractional shares		(48)		—		(3)
Expired warrants		—		1,982		123
Deferred tax benefit of disqualified stock options		1,311		—		—

Balance at end of year		134,708		131,203		91,474

Accumulated deficit
Balance at beginning of year		(37,069)		(44,338)		(40,512)
Net Income (loss)		32,029		7,269		(3,826)
Dividends paid ($0.13 per share)		(2,692)		—		—

Balance at end of year		(7,732)		(37,069)		(44,338)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		114		(25)		(22)
Translation adjustments		154		139		(3)
Unrealized investment gain		31		—		—

Balance at end of year		299		114		(25)

Total Stockholders’ Investment		$111,837		$78,802		$32,112

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description Of Business And Summary Of Significant Accounting Policies

Business

We are a leading developer and operator of fixed-site laser vision correction centers under the brand name LasikPlus. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use several suppliers, including Bausch & Lomb, VISX and Alcon, for our excimer lasers and diagnostic equipment in the United States. Our vision centers are supported mainly by independent full-time credentialed board-certified ophthalmologists and optometrists as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 400,000 laser vision correction procedures in our vision centers, in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.

We currently operate 44 laser vision correction centers, including 41 wholly-owned vision centers located in large metropolitan markets throughout the United States and three centers in a joint venture in Canada.

Consolidation Policy

We use two different methods to report our investments in our subsidiaries and other companies — consolidation and the equity method.

Consolidation

We use the consolidation method to report our investment in entities in which we own a majority of the voting stock. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a ‘‘controlling financial interest’’ in the professional corporations. Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the ‘‘controlling financial interest’’ criteria of EITF 97-2.

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

We disposed of our 43% interest of Silmalaseri Oy, a joint venture in Europe, in 2004. We own 50% of Eyemed/LCA–Vision, LLC. We report these investments under the equity method.

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

Trade Receivables

Trade receivables are comprised primarily of amounts owed to the Company from patients and from professional corporations — $12,698,000 at December 31, 2004 and $5,900,000 at December 31, 2003. Trade receivables are presented net of allowances for doubtful accounts of $2,865,000 and $1,896,000 at December 31, 2004 and 2003, respectively. For patients that we finance with an initial term over 12 months, we recognize revenues based upon the present values of the expected payments discounted at a rate of 17.5% per year.

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. As a result of a recent expansion of this program, we are currently exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of centers that provide financing to customers similar to ours, we have established bad debt reserves as of December 31, 2004 of $2,865,000 against accounts receivable of $12,698,000. To the extent that our actual bad debt writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

Property and Equipment, Goodwill, and Depreciation and Amortization

Property and Equipment

We show our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheets and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred.

Goodwill and Other Intangible Assets

Goodwill is the excess of the acquisition cost of the business over the fair value of the identifiable net assets acquired. Through December 31, 2001, we amortized goodwill using the straight-line method over the estimated useful life. The Company adopted Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets, effective January 1, 2002. SFAS No. 142 discontinued the amortization of goodwill and requires companies to perform an annual impairment test of goodwill. Application of the non-amortization provision of the SFAS No. 142 resulted in a decrease in annual operating expenses of $76,000 in 2002. Based on the impairment tests of goodwill as of December 31, 2004, the Company believes there was no goodwill impairment.

Depreciation and Amortization

We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations using the straight-line method based on the lesser of the useful life of the improvement or the lease term which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Estimates of future cash flows are used to determine if there is impairment; discounted cash flows are used to determine the amount of impairment.

Depreciation Expense

The amount of depreciation expense recorded in the Consolidated Statements of Operations is as follows (dollars in thousands):

Year	Depreciation
2002	$5,997
2003	6,377
2004	7,045

Deferred Compensation Plan Assets

The deferred compensation plan assets are invested in a variety of mutual funds including a money market fund, a bond fund and several equity funds. Assets are reported at fair market value.

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

Captive Insurance Company Reserves

Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2004, we recorded an insurance reserve amount of $2,568,000 which primarily represents an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows and to the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of $10,489,000 in the first six months of 2004 as a result of a reversal of the valuation allowance on deferred tax assets. A benefit of $5,900,000 was recorded in the first quarter of 2004, and the balance of $4,589,000 was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and our expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses. During the year ended December 31, 2004, we applied approximately $24,727,000 of our net operating losses against our taxable income for the period, which resulted in reduced federal income tax expenses and tax payments of approximately $8,654,000. Net operating loss carryforwards at December 31, 2004 were approximately $15,000,000.

We acquired approximately $19,000,000 of net operating loss carryforwards in 1997 when we purchased Refractive Centers International, Inc. The use of these acquired net operating losses was subject to annual IRC 382 limitation of $2,500,000. During 2003 and 2004, we used all of the net operating loss carryforwards acquired from Refractive Centers International.

At December 31, 2004, we have approximately $15,000,000 of net operating loss carryforwards that can be used to reduce future taxable income. A portion of these net operating loss carryforwards, $8,500,000, is subject to annual IRC Section 382 limitation of $3,250,000.

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

		Years ended December 31,
		2004	2003	2002
Net income (loss)	As reported	$32,029	$7,269	$(3,826)
	Pro forma	30,709	6,231	(5,676)

Basic net income (loss) per share	As reported	$1.59	$0.44	$(0.24)
	Pro forma	1.53	0.38	(0.35)

Diluted net income (loss) per share	As reported	$1.54	$0.44	$(0.24)
	Pro forma	1.48	0.38	(0.35)

These results may not be representative of the effects on pro forma amounts for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002
Dividend yield	1.2%	0%	0%
Expected volatility	52 – 91%	89 – 97%	84 – 124%
Risk free interest rate	1.52 – 3.48%	1.44 – 3.21%	2.03 – 4.58%
Expected lives (in years)	2 to 5	2 to 5	1 to 5

Additional information on options is included in Note 8.

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

The weighted average shares for the year ended December 31, 2002 diluted calculation does not assume exercise of any stock options or conversion of other securities since they would have resulted in a reduced loss per share. The total number of unexercised options and warrants as of December 31, 2004, 2003 and 2002 was:

	2004	2003	2002

Options	1,773,465	1,663,877	1,372,802

Warrants	—	—	150,000

	1,773,465	1,663,877	1,522,802

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations. See Stock-Based Compensation above for information had SFAS No. 123(R) been in effect at December 31, 2004.

2. Stockholders’ Investment

Common Stock

We are authorized to issue up to 27.5 million shares of common stock. At December 31, 2004, the number of shares reserved for future issuance was 2,668,298 shares under stock option plans.

Preferred stock

At December 31, 2004, there were no shares of preferred stock issued and outstanding.

Treasury stock

At December 31, 2004, there were 3,550,794 shares of common stock held in treasury.

Warrants

During 1999, we issued warrants to purchase a total of 346,875 shares of common stock at prices ranging from $5.33 to $32 per share. The warrants were issued to an investment banking firm and to Cole National Corporation, a joint venture partner of ours at the time.

Warrants to purchase 41,601 shares expired in 2002. Warrants to purchase 300,000 shares at $32 per share were issued during the third quarter of 1999 of which 150,000 expired as of June 30, 2003; remaining warrants were repurchased in the third quarter of 2000 for $310,000.

3. Special Charges (Benefit)

During the first quarter 2002, the $174,000 remaining in a restructuring reserve established in 2001 was reversed, as the restructuring plan had been fully implemented.

4. Credit Arrangements

The Company’s revolving credit facility matured on July 31, 2004. Management does not anticipate needing to utilize a credit facility at this time and chose to not seek renewal of the credit facility.

5. Investment in Unconsolidated Businesses

Our investment in unconsolidated businesses was $168,000 and $385,000 at December 31, 2004 and 2003, respectively. At December 31, 2004, we had an investment in Eyemed/LCA-Vision, LLC (50%).

Combined summary financial information for these entities is as follows (dollars in thousands):

	December 31,
	2004	2003
Financial Position:
Current assets	$455	$427
Total assets	455	762
Total liabilities	72	249
Members’ equity	383	513

Operating Results:
Revenue	$1,043	$1,695
Net income	810	626

6. Income Taxes

The components of income tax expense (benefit) for the three years ended December 31, 2004 are presented in the following table (dollars in thousands):

	2004	2003	2002
Current:
Federal	$487	$193	$—
State and local	559	51	—
Foreign	621	347	174

Total	1,667	591	174

Deferred:
Federal	7,922	1,864	(880)
State and local	1,181	190	8

Total	9,103	2,054	(872)

Income tax expense (benefit)	10,770	2,645	(698)
Valuation allowance (decrease) increase	(16,399)	(2,054)	872

Net income tax (benefit) expense	($5,629)	$591	$174

The Company reversed the valuation allowance on deferred tax assets in 2004 by recording an income tax benefit of $10,489,000 in the first six months of 2004. A benefit of $5,900,000 was recorded in the first quarter of 2004, and the balance of $4,589,000 was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and our expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

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

Pretax income (loss) for the last three years has been:

	2004	2003	2002
Domestic	$25,286	$6,761	$(3,925)
Foreign	1,114	1,099	273

Total	$26,400	$7,860	$(3,652)

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

	December 31,
	2004	2003
Current deferred tax assets:
Net operating loss carryforward	$3,835	$15,324
Accounts receivable	1,156	645
Equity investments	4	84
Captive insurance	360	215
Alternate minimum tax	678	193
Other	18	191

Total current deferred tax assets	6,051	16,652

Long-term deferred tax assets:
Net operating loss carryforwards	2,103	—
Deferred compensation	490	155

Total long-term deferred tax assets	2,593	155

Total deferred tax assets	8,644	16,807
Valuation allowance	—	(16,807)

Deferred tax assets net of valuation allowance	8,644	—

Deferred tax liabilities – property and equipment	(36)	—
Net deferred tax assets	$8,608	$—

The following table reconciles the statutory federal income tax rate of 35% for 2005 and 34% for 2003 and 2002, and the tax (benefit) provision shown in our Consolidated Statements of Operations (dollars in thousands):

	2004	2003	2002
Tax at statutory federal rate	$9,240	$2,673	$(1,242)
State income taxes, net of federal benefit	1,890	159	5
Permanent differences	22	21	201
Foreign income tax	46	347	174
Change in valuation allowance	(16,399)	(2,054)	872
Change in effective tax rate	(434)	—	—
Other	6	(555)	164

Income tax (benefit) provision	($5,629)	$591	$174

At December 31, 2004 and 2003 we had federal net operating loss carryforwards for income tax purposes of approximately $15,000,000 and $39,725,000, respectively. These expire in varying amounts from 2017 until 2022.

We acquired approximately $19,000,000 of net operating loss carryforwards in 1997 when we purchased Refractive Centers International, Inc. The use of these acquired net operating losses was subject to annual IRC 382 limitation of $2,500,000. During 2003 and 2004, we used all of the net operating loss carryforwards acquired from Refractive Centers International.

At December 31, 2004, we have approximately $15,000,000 of net operating loss carryforwards that can be used to reduce future taxable income. A portion of these net operating loss carryforwards, $8,500,000, is subject to annual IRC Section 382 limitation of $3,250,000.

7. Leasing Arrangements

We lease office space for our vision centers. Capitalized leases were used to finance five lasers.

The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2004
	Capital	Operating
	Leases	Leases
Year
2005	$576	$3,461
2006	384	2,422
2007		1,717
2008		1,468
2009		1,092
Beyond 2009		528

Total minimum rental commitment	960	$10,688
Less interest	42

Present value of minimum lease payments	918
Less current installments	542

Long-term obligations at December 31, 2004	$376

The net book value of assets under capitalized leases at December 31, 2004 was $984,000.

Total rent expense under operating leases amounted to $5,538,000 in 2004; $4,428,000 in 2003; and $4,352,000 in 2002.

8. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We made contributions of $41,000 in 2004; $0 in 2003; and $0 in 2002.

Stock Option Plans

We have three stock incentive plans, the 1995 Long Term-Stock Incentive Plan (“1995 Plan”), the 1998 Long Term-Stock Incentive Plan (“1998 Plan”) and the 2001 Long-Term Stock Incentive Plan (“2001 Plan). A maximum of 937,500 shares are reserved for the 1995 Plan, 1,875,000 shares are reserved for the 1998 Plan and 937,500 shares are reserved for the 2001 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

The Plans permit us to issue incentive and/or nonqualified stock options to purchase shares of common stock, stock appreciation rights, and other stock awards to employees and consultants. The 1998 Plan is used to grant stock options to our non-employee directors. Non-employee directors receive an option to purchase 28,125 shares of our common stock upon initial election or appointment and an automatic option grant of 4,688 shares upon reelection. Prior to our stockholders approving the 1998 Plan, we granted our non-employee directors stock options under the LCA-Vision Inc. Directors’ Nondiscretionary Stock Option Plan, which was discontinued in 1998.

Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted generally become exercisable over 3 to 5 years after their date of grant; the maximum term is 10 years from the date of grant.

The following table summarizes the status of options granted under our 1995, 1998 and 2001 Plans:

	Stock Options	Exercise Price
Outstanding at 12/31/01	1,257,858	$9.39
Granted	246,563	3.50
Exercised	(69,375)	3.39
Cancelled/forfeited	(176,619)	9.65

Outstanding at 12/31/02	1,258,427	8.53
Granted	898,313	8.74
Exercised	(199,883)	5.12
Cancelled/forfeited	(292,980)	10.63

Outstanding at 12/31/03	1,663,877	8.64
Granted	469,114	16.57
Exercised	(304,169)	7.40
Cancelled/forfeited	(55,357)	11.71

Outstanding at 12/31/04	1,773,465	10.83

Options exercisable,
December 31,
2002	753,609	9.58
2003	637,641	9.18
2004	708,210	9.10

The following table summarizes information about the stock options granted under the 1995, 1998 and 2001 Plans that were outstanding at December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-average
Range of	# outstanding as	remaining	Weighted-average	# Exercisable	Weighted-average
exercise prices	of 12/31/04	contractual life	exercise price	as of 12/31/04	exercise price
$1.60 - 3.67	187,237	6.25	$3.13	$106,796	3.28
$3.71 - 5.75	31,820	4.20	4.23	21,414	4.35
$5.92 - 5.92	187,715	8.49	5.92	46,244	5.92
$5.99 - 7.33	227,815	7.85	6.80	140,315	6.94
$7.59 - 11.75	186,904	4.99	9.61	164,534	9.47
$11.84 - 11.84	18,750	8.96	11.84	3,750	11.84
$12.19 - 12.19	361,009	8.94	12.19	115,507	12.19
$12.50 - 14.93	187,125	6.52	13.35	82,500	12.79
$15.67 - 16.60	279,340	9.27	16.53	8,400	15.70
$17.27 - 29.67	105,750	8.79	21.61	18,750	29.67

$1.60 - $29.67	1,773,465	7.76	$10.83	708,210	9.10

At December 31, 2004 a total of 894,833 shares were available for awards under the 1995, 1998 and 2001 Plans.

The weighted-average fair value of options granted was $16.57 per option during 2004; $8.74 per option during 2003; and $3.50 per option during 2002.

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

11. Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information

	At December 31,
	2004	2003
Property and Equipment
Land	$354	$354
Building and improvements	5,698	5,660
Leasehold improvements	6,467	5,589
Furniture and fixtures	3,331	2,805
Equipment	31,166	25,844
Equipment under capital leases	1,250	146

	48,266	40,398
Accumulated depreciation	(31,743)	(24,622)
Construction in progress	2,108	1,569

	$18,631	$17,345

Cash Flow Information

	For the Year Ended December 31,
	2004	2003	2002
Cash paid during the year for
Interest	$24	$(18)	$4
Income taxes	1,907	608	23

Other comprehensive income (loss) information
Comprehensive income (loss):
Income (loss) applicable to common stock	$32,029	$7,269	$(3,826)
Unrealized gain on investment	31	0	0
Other comprehensive income (loss), net of income tax/currency translation adjustments	154	139	(3)

Total comprehensive income (loss)	$32,214	$7,408	$(3,829)

12. Quarterly Financial Data (unaudited) (1)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2004 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth(2)
Revenues	$31,650	$31,554	$31,203	$32,715	$19,982	$20,224	$20,455	$20,762
Operating income	6,761	6,273	5,537	5,629	1,639	1,796	1,468	2,247
Net Income	12,729	10,849	3,595	4,856	1,757	1,793	1,517	2,201
Earnings per share
Basic(1)	0.64	0.54	0.18	0.24	0.11	0.11	0.09	0.13
Diluted(1)	0.62	0.52	0.17	0.23	0.11	0.11	0.09	0.12

(1)	The quarterly amounts are not additive due to rounding.

(2)	In the fourth quarter of 2003, insurance reserves decreased by $421,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the rules thereunder.

In addition, no change in the Company’s internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, LCA-Vision's internal control over financial reporting. The Audit committee of the Board of Directors, which consists of our independent Directors, meets periodically with management and Ernst & Young LLP to review the activities of each in discharging their responsibilities. Ernst & Young LLP has free access to the Audit Committee and to all Company records and personnel in connection with its audits.

Management’s report on internal control over financial reporting

Information on the Company’s internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and is incorporated herein by reference.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated by reference from “Election of Directors,” “Executive Officers” and “Board of Directors Meetings and Committees” to be included in our definitive Proxy Statement which will be filed with the Securities and Exchange Commission (SEC) in connection with the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definite Proxy Statement to be filed with the SEC in connection with the 2005 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below.

Equity Compensation Plan Information

Number of securities
remaining available
for future
issuance under equity
		Weighted-average	compensation plans
	Number of securities to	exercise price of	(excluding
	be issued upon exercise	outstanding options,	securities reflected
	of outstanding options,	warrants and rights	in column
Plan Category	warrants and rights (a)	(b)	(a))
Equity compensation plans approved by security holders	1,773,465	$10.83	894,833
Equity compensation plans not approved by security holders	—	—	—
Total	1,773,465	$10.83	894,833

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference from “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated from “Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Independent Registered Public Accounting Firm on Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Investment for years ended December 31, 2004, 2003, and 2002

(a)(2) List of Schedules

Schedule II Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

     Schedule II Valuation and Qualifying Accounts and Reserves

LCA-Vision Inc.
For the years ended December 31, 2004, 2003, and 2002
(in thousands)

		Charges
	Balance at	to Cost		Balance
	Beginning	and		at End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,896	$1,344	$375	$2,865
Enhancement reserve	361	1,119	982	498
Insurance reserve	963	1,859	254	2,568

Year ended December 31, 2003:
Allowance for doubtful accounts	$231	$1,807	$142	$1,896
Enhancement reserve	266	802	707	361
Insurance reserve	55	920	12	963

Year ended December 31, 2002
Allowance for doubtful accounts	$77	$332	$178	$231
Enhancement reserve	186	893	813	266
Insurance reserve	—	55	—	55

(a)(3)List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

3(b)	Amended Bylaws of Registrant (corrected)

*10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10(b)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement of LCA-Vision Inc. for Special Meeting of Stockholders held October 16, 1998 on Schedule 14A filed on September 22, 1998)

*10(c)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement of LCA-Vision Inc. for Annual Meeting of Stockholders held May 7, 2001 on Schedule 14A filed on April 9, 2001)

*10(d)	Employment Agreement of Kevin M. Hassey (Exhibit 10.1 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(e)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(f)	Executive Cash Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2005)

*10(g)	Compensation Arrangements with named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 28, 2005)

*14	Code of Business Conduct and Ethics (Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date: March 14, 2005	By: /s/ Stephen N. Joffe

Stephen N. Joffe, Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan H. Buckey, his true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2004, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 14th day of March, 2005.

/s/ Stephen N. Joffe	Chairman of the Board, Chief Executive Officer

Stephen N. Joffe	(Principal Executive Officer)

/s/ Alan H. Buckey	Executive Vice President/Finance and Chief Financial Officer

Alan H. Buckey	(Principal Financial and Accounting Officer)

/s/ William O. Coleman	Director

William O. Coleman

/s/ John H. Gutfreund	Director

John H. Gutfreund

/s/ John C. Hassan	Director

John C. Hassan

/s/ Craig P.R. Joffe	Director

Craig P.R. Joffe

/s/ E. Anthony Woods	Director

E. Anthony Woods