Form 10-Q
period 2005-03-31
LCA VISION INC
filed 2005-05-09
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT.

For the transition period from ___to ___

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

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,345,706 shares as of April 28, 2005.

LCA-Vision Inc.
INDEX

Part I. Financial Information

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$100,140	$86,588
Accounts receivable, net of allowance for doubtful accounts of $2,473 and $2,260	9,257	8,662
Receivables from vendors	1,520	1,077
Prepaid expenses and other	1,601	2,420
Deferred tax assets	2,524	6,015

Total current assets	115,042	104,762

Property and equipment	51,921	50,374
Accumulated depreciation and amortization	(33,480)	(31,743)

Property and equipment, net	18,441	18,631

Accounts receivable, net of allowance for doubtful accounts of $710 and $605	1,393	1,171
Goodwill	275	275
Deferred compensation plan assets	1,347	1,187
Investment in unconsolidated businesses	96	168
Deferred tax assets	2,371	2,593
Other assets	770	790

Total Assets	$139,735	$129,577

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$2,412	$4,964
Accrued liabilities and other	10,714	7,574
Debt maturing in one year	714	542

Total current liabilities	13,840	13,080

Capital lease obligations	321	376
Deferred compensation liability	1,478	1,215
Insurance reserve	3,262	2,568
Minority equity interest	674	501

Stockholders’ investment
Common stock ($0.001 par value; 23,843,228 and 23,767,353 shares and 20,292,434 and 20,216,559 shares issued and outstanding, respectively)	24	24
Contributed capital	135,371	134,708
Common stock in treasury, at cost (3,550,794 shares and 3,550,794 shares)	(15,462)	(15,462)
Accumulated deficit	(42)	(7,732)
Accumulated other comprehensive income	269	299

Total stockholders’ investment	120,160	111,837

Total Liabilities and Stockholders’ Investment	$139,735	$129,577

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three months ended March 31,
	2005	2004
Revenues — Laser refractive surgery	$50,190	$31,650
Operating costs and expenses
Medical professional and license fees	9,520	6,465
Direct costs of services	13,347	9,630
General and administrative expenses	3,453	2,289
Marketing and advertising	6,772	4,789
Depreciation	1,750	1,716

Operating income	15,348	6,761

Equity in earnings from unconsolidated businesses	24	72
Minority equity interest	(173)	(124)
Interest expense	(13)	—
Interest and dividend income	530	367

Income before taxes on income	15,716	7,076

Income tax expense (benefit)	6,405	(5,653)

Net income	$9,311	$12,729

Income per common share
Basic	$0.46	$0.64
Diluted	$0.44	$0.62

Dividends declared per share	$0.08	$—

Weighted average shares outstanding
Basic	20,236	19,980
Diluted	21,200	20,627

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$9,311	$12,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,750	1,716
Provision for loss on doubtful accounts	318	288
Deferred income taxes	3,713	(5,900)
Deferred compensation	264	140
Insurance reserve	694	279
Equity in earnings of unconsolidated affiliates	(24)	(72)
Changes in working capital:
Accounts receivable	(1,135)	(2,098)
Receivables from vendors	(443)	89
Prepaid expenses and other	819	(432)
Accounts payable	(2,552)	(1,124)
Accrued liabilities and other	3,139	1,312

Net cash provided by operations	15,854	6,927

Cash flow from investing activities:
Purchase of property and equipment	(1,354)	(646)
Deferred compensation plan	(161)	(137)
Other, net	176	118

Net cash used in investing activities	(1,339)	(665)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(100)	—
Dividends paid to Stockholders	(1,621)	—
Exercise of stock options	663	836
Distribution from minority equity investees	95	50

Net cash (used) provided by financing activities	(963)	886

Increase in cash and cash equivalents	13,552	7,148

Cash and cash equivalents at beginning of period	86,588	64,908

Cash and cash equivalents at end of period	$100,140	$72,056

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of March 31, 2005 and December 31, 2004; condensed consolidated Statements of Income for the three months ended March 31, 2005 and 2004; and condensed consolidated Statements of Cash Flow for the three months ended March 31, 2005 and 2004. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2004 annual report on Form 10-K.

About Our Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers, and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 450,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.

We currently operate 44 laser vision correction centers, including 41 wholly-owned vision centers located in large metropolitan markets throughout the United States, and three centers in a joint venture in Canada.

Internet

The Company’s websites are www.lca-vision.com and www.lasikplus.com. We make available free of charge through a link provided at our websites our Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

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

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2005 of $3,183,000.

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

Income Tax Benefit

The Company recorded an income tax benefit of approximately $8,587,000 for the three months ended March 31, 2004, as a result of a partial reversal of our deferred tax asset valuation allowance of $5,900,000 and a reduction of the deferred tax valuation allowance of $2,687,000 relating to the usage of net operating loss carryforwards in the first quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if in-the-money stock options are exercised.

Following is a reconciliation of basic and diluted earnings per share for the months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Basic earnings:
Net income	$9,311	$12,729
Weighted average shares outstanding	20,236	19,980
Basic earnings per share	$0.46	$0.64

Diluted earnings:
Net income	$9,311	$12,729
Weighted average shares outstanding	20,236	19,980
Effect of dilutive securities
Stock options	964	647
Weighted average common shares and potential dilutive shares	21,200	20,627
Diluted earnings per share	$0.44	$0.62

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

We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. We recognize no compensation expense for our stock options granted to employees or directors. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Three Months Ended
		March 31,
		2005	2004
Net income	As reported	$9,311	$12,729
	Pro forma	8,816	12,242

Basic per share income	As reported	$0.46	$0.64
	Pro forma	0.44	0.61

Diluted per share income	As reported	$0.44	$0.62
	Pro forma	0.42	0.59

On December 16, 2004, the Financial Accounting Standards Board (“FASB) issued SFAS No. 123®, Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123® requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123® is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123® on our consolidated results of operations.

Segment Information

We operate in one segment: laser refractive surgery.

Commitments and Contingencies

In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein, including statements regarding our belief that revenues and earnings will exhibit healthy year-over-year growth for fiscal 2005, among others, are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning global and local economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; adverse financial consequences in connection with the expensing of stock options or other equity-based compensation; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events, or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1. Business — Risk Factors” in our 2004 annual report on Form 10-K for a discussion of important factors that could affect our results.

Overview

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.

Substantially all of our revenues currently are derived from laser vision correction procedures performed in our U.S. vision centers. During the first three months of 2005, we opened one vision center in Sacramento, California.

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

Our revenues are impacted by a number of factors, including the following:

•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology that we use

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2005	2004
	Procedures	Procedures
Q1	37,578	24,270
Q2		24,093
Q3		23,248
Q4		24,224
Year	37,578	95,835

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this seasonality is caused primarily because of the use of employer sponsored medical flexible spending programs which commonly use the calendar year as the plan year.

Results of Operations for the Three Months Ended March 31, 2005 and 2004

In the first quarter of 2005, revenues increased to $50,190,000, up 58.6% from $31,650,000 in the first quarter of 2004, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 47% in the first quarter of 2005 compared to the first quarter of 2004. Procedure volume of 37,578 increased 55% from 24,270 in the first quarter of 2004. Revenue per procedure of $1,336 increased about 2% from $1,304 in the first quarter of 2004.

We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with patient financing options, among other factors, helped to grow procedure volume in the first quarter of 2005 over the first quarter of 2004.

Medical professional and license fees

Medical professional expenses increased by $2,127,000, or 57.3%, in the first quarter of 2005 from the first quarter of 2004. This increase was due to costs and fees associated with higher revenues. License fees increased by $928,000, up 33.7%, from the first quarter of 2004, primarily as a result of higher procedure volume.

Direct costs of services

Direct costs of services include the staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first quarter of 2005 by $3,717,000, or 38.6%, over the first quarter of 2004, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.

General and administrative

General and administrative expenses increased by $1,164,000, or 50.8%, in the first quarter of 2005 from the first quarter of 2004, primarily due to increases in salaries, employee incentives, equipment expense and professional services.

Marketing and advertising expenses

Marketing and advertising expenses increased by $1,983,000, or 41.4%, in the first quarter of 2005 from the first quarter of 2004, primarily as a result of our efforts to support new markets and help grow volume in existing markets.

Depreciation and amortization

Depreciation and amortization increased by $34,000 in the first quarter of 2005 from the first quarter of 2004.

Non-operating income and expenses

Interest income in the first quarter of 2005 increased $163,000 due both to income on patient financing and to higher levels of invested cash.

Income Taxes

The following table summarizes the components of income tax provision for 2005 and income tax benefit for 2004:

	Q1 2005	Q1 2004
Federal income taxes	$5,374	$2,383
State income taxes, net of federal benefit	820	403
Foreign income taxes	211	148
Change in valuation allowance	—	(8,587)

Income tax provision (benefit)	$6,405	$(5,653)

Included in the first quarter of 2004 was an income tax benefit of approximately $5,900,000 to reverse a portion of the valuation allowance on the Company’s deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities in the first three months of 2005 was $15,854,000, of which $3,713,000 resulted from the utilization of a portion of the Company’s deferred tax assets. Proceeds from the exercise of stock options totaled $663,000. Cash provided by operations more than offset the combined cash used in investing and financing activities. This caused an increase in cash and cash equivalents to $100,140,000 as of March 31, 2005, an increase of 16% from $86,588,000 as of December 31, 2004.

In the first quarter of 2005, the board of directors declared a dividend to common stock of $0.08 per share, which resulted in a cash payment of $1,621,000.

As of March 31, 2005, we had approximately $10,650,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $817,000 since December 31, 2004.

Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of March 31, 2005. These funds are not available for general corporate purposes.

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

Year-to-date, we have opened one new vision center in Sacramento, California. Capital expenditures year-to-date in 2005 are $1,354,000. We currently have additional facilities under development.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated revenue growth, we currently believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital needs and our capital expenditures.

Critical Accounting Estimates

Significant accounting policies are disclosed in the Notes to Condensed Consolidated Financial Statements. Critical accounting estimates are discussed in the following paragraphs.

Accounts Receivable and Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5% per year. The discount rate assumption is based upon current market rates charged by some other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program. As of March 31, 2005, the discount in receivables with an initial term over 12 months was $445,000.

Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2005 of $3,183,000 against accounts receivable of $13,833,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

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

The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of March 31, 2005, we recorded an insurance reserve amount of $3,262,000, which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

Income Taxes

The Company recorded an income tax benefit of approximately $8,587,000 for the three months ended March 31, 2004, as a result of a partial reversal of our deferred tax asset valuation allowance of $5,900,000 and a reduction of the deferred tax valuation allowance of $2,687,000 relating to the usage of net operating loss carryforwards in the first quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

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

Item 4. Controls and Procedures.

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of March 31, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

LCA-VISION INC.

Date: May 9, 2005	/s/ Stephen N. Joffe

Stephen N. Joffe Chairman and Chief Executive Officer

Date: May 9, 2005	/s/ Alan Buckey

Alan Buckey
Chief Financial Officer