Form 10-Q
period 2005-06-30
LCA VISION INC
filed 2005-08-03
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2005.

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
Yes ☑           No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,542,290 shares as of July 27, 2005.

LCA-Vision Inc.
INDEX

Part I. Financial Information
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$107,277	$86,588
Accounts receivable, net of allowance for doubtful accounts of $2,839 and $2,260	11,221	8,662
Receivables from vendors	1,580	1,077
Prepaid expenses and other	2,238	2,420
Deferred tax assets	2,974	6,015

Total current assets	125,290	104,762

Property and equipment	55,862	50,374
Accumulated depreciation and amortization	(35,474)	(31,743)

Property and equipment, net	20,388	18,631

Accounts receivable, net of allowance for doubtful accounts of $652 and $605	1,407	1,171
Goodwill	275	275
Deferred compensation plan assets	1,742	1,187
Investment in unconsolidated businesses	5	168
Deferred tax assets	2,117	2,593
Other assets	787	790

Total Assets	$152,011	$129,577

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$1,905	$4,964
Accrued liabilities and other	8,202	7,474
Income taxes payable	3,716	100
Debt maturing in one year	867	542

Total current liabilities	14,690	13,080

Capital lease obligations	495	376
Deferred compensation liability	1,742	1,215
Insurance reserve	3,606	2,568
Minority equity interest	912	501

Stockholders’ investment
Common stock ($0.001 par value; 24,093,084 and 23,767,353 shares and 20,542,290 and 20,216,559 shares issued and outstanding, respectively)	24	24
Contributed capital	139,578	134,708
Common stock in treasury, at cost (3,550,794 shares and 3,550,794 shares)	(15,462)	(15,462)
Accumulated earnings (deficit)	6,150	(7,732)
Accumulated other comprehensive income	276	299

Total stockholders’ investment	130,566	111,837

Total Liabilities and Stockholders’ Investment	$152,011	$129,577

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues — Laser refractive surgery	$48,391	$31,554	$98,581	$63,204

Operating costs and expenses
Medical professional and license fees	8,745	5,891	18,264	12,356
Direct costs of services	13,577	10,350	26,924	19,981
General and administrative expenses	3,111	2,306	6,563	4,595
Marketing and advertising	8,030	4,991	14,803	9,780
Depreciation	2,006	1,743	3,756	3,458

Operating income	12,922	6,273	28,271	13,034

Equity in earnings from unconsolidated businesses	—	113	24	185
Minority equity interest	(237)	(181)	(411)	(305)
Interest expense	(36)	(1)	(49)	(1)
Interest income	779	498	1,289	865
Dividend income	23	8	42	8

Income before taxes on income	13,451	6,710	29,166	13,786

Income tax expense (benefit)	5,623	(4,139)	12,028	(9,792)

Net income	$7,828	$10,849	$17,138	$23,578

Income per common share
Basic	$0.38	$0.54	$0.84	$1.18
Diluted	$0.36	$0.52	$0.80	$1.14

Dividends declared per share	$0.08	$—	$0.16	$—

Weighted average shares outstanding
Basic	20,429	20,078	20,333	20,030
Diluted	21,548	20,806	21,390	20,723
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities:
Net income	$17,138	$18,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,756	3,458
Provision for loss on doubtful accounts	626	762
Deferred income taxes	3,517	(5,900)
Deferred compensation	527	280
Insurance reserve	1,038	737
Equity in earnings of unconsolidated affiliates	(24)	(113)
Changes in working capital:
Accounts receivable	(3,421)	(3,988)
Receivables from vendors	(503)	(167)
Prepaid expenses and other	182	804
Accounts payable	(3,059)	(2,040)
Income taxes payable	3,616	38
Accrued liabilities and other	727	2,414

Net cash provided by operations	24,120	14,962

Cash flow from investing activities:
Purchase of property and equipment	(4,667)	(1,746)
Purchase of investments — equity	—	(300)
Deferred compensation plan	(555)	(312)
Other, net	414	258

Net cash used in investing activities	(4,808)	(2,100)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(424)	—
Dividends paid to stockholders	(3,256)	—
Exercise of stock options	4,870	1,718
Distribution from minority equity investees	187	78

Net cash provided by financing activities	1,377	1,796

Increase in cash and cash equivalents	20,689	14,658

Cash and cash equivalents at beginning of period	86,588	64,908

Cash and cash equivalents at end of period	$107,277	$79,566

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of June 30, 2005 and December 31, 2004; condensed consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2005 and 2004. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2004 Annual Report on Form 10-K.
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers, and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 486,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.
As of June 30, 2005, we operated 46 laser vision correction centers, including 43 wholly-owned vision centers located in large metropolitan markets throughout the United States, and three centers in a joint venture in Canada.
Internet
The Company’s websites are www.lca-vision.com and www.lasikplus.com. We make available free of charge through a link provided at our websites our Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of these filings by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.
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

Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2005 of $3,491,000.
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
Income Tax Benefit
The Company recorded an income tax benefit of approximately $15,681,000 for the six months ended June 30, 2004, as a result of a reversal of our deferred tax asset valuation allowance of $10,489,000 and a reduction of the deferred tax valuation allowance of $5,192,000 relating to the usage of net operating loss carryforwards in the first six months of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if in-the-money stock options are exercised.
Following is a reconciliation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic Earnings
Net Income	$7,828	$10,849	$17,138	$23,578
Weighted average shares outstanding	20,429	20,078	20,333	20,030
Basic earnings per share	$0.38	$0.54	$0.84	$1.18
Diluted earnings:
Net income	$7,828	$10,849	$17,138	$23,578
Weighted average shares outstanding	20,429	20,078	20,233	20,030
Effect of dilutive securities
Stock options	1,119	728	1,057	693
Weighted average common shares and potential dilutive shares	21,548	20,806	21,390	20,723
Diluted earnings per share	$0.36	$0.52	$0.80	$1.14

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
Net income	As reported	$7,828	$10,849	$17,138	$23,578
	Pro forma	$7,105	$10,340	$15,912	$22,582

Basic per share income	As reported	$0.38	$0.54	$0.84	$1.18
	Pro forma	$0.35	$0.51	$0.78	$1.13

Diluted per share income	As reported	$0.36	$0.52	$0.80	$1.14
	Pro forma	$0.33	$0.50	$0.74	$1.09
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) on our consolidated results of operations.
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
Substantially all of our revenues currently are derived from laser vision correction procedures performed in our U.S. vision centers. During the first six months of 2005, we opened vision centers in Sacramento, California, Norfolk, Virginia and Hartford, Connecticut.
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
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology that we use

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2005	2004
	Procedures	Procedures
Q1	37,578	24,270
Q2	36,010	24,093
Q3		23,248
Q4		24,224
Year	73,578	95,835
Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this seasonality is caused primarily because of the use of employer sponsored medical flexible spending programs which commonly use the calendar year as the plan year.
Results of Operations for the Three Months Ended June 30, 2005 and 2004
In the second quarter of 2005, revenues increased to $48,391,000, up 53% from $31,554,000 in the second quarter of 2004, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 39% in the second quarter of 2005 compared to the second quarter of 2004. Procedure volume of 36,010 increased 49% from 24,093 in the second quarter of 2004. Revenue per procedure of $1,344 increased about 2.6% from $1,310 in the second quarter of 2004.
We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with patient financing options, among other factors, helped to grow procedure volume in the second quarter of 2005 over the second quarter of 2004.
Medical professional and license fees
Medical professional expenses increased by $1,849,000, or 49%, in the second quarter of 2005 from the second quarter of 2004. This increase was due to costs and fees associated with higher revenues. License fees increased by $975,000, up 46% from the second quarter of 2004, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the second quarter of 2005 by $3,227,000 or 31% over the second quarter of 2004, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers in operation and our higher procedure volumes.
General and administrative
General and administrative expenses increased by $805,000, or 35%, in the second quarter of 2005 from the second quarter of 2004, primarily due to increases in salaries, employee incentives, equipment expense and professional services.
Marketing and advertising expenses
Marketing and advertising expenses increased by $3,039,000 or 61%, in the second quarter of 2005 from the second quarter of 2004, primarily as a result of our efforts to support new markets and help grow volume in existing markets, in addition to an overall increase in media prices we have seen across our markets.

Depreciation and amortization
Depreciation and amortization increased by $263,000 in the second quarter of 2005 from the second quarter of 2004, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the second quarter of 2005 increased $281,000, due primarily to increased income on patient financing and to higher levels of invested cash.
Income Taxes
The following table summarizes the components of income tax provision for 2005 and income tax benefit for 2004:

	Q2 2005	Q2 2004
Federal income taxes	$4,537	$2,427
State income taxes, net of federal benefit	801	340
Foreign income taxes	285	188
Change in valuation allowance	—	(7,094)

Income tax provision (benefit)	$5,623	$(4,139)

Included in the second quarter of 2004 was an income tax benefit of approximately $4,589,000 to reverse a portion of the valuation allowance on the Company’s deferred tax assets.
Results of Operations for the Six Months Ended June 30, 2005 and 2004
In the first six months of 2005, revenues increased to $98,581,000, up 56% from $63,204,000 in the first six months of 2004, primarily as a result of higher procedure volume and increased pricing per procedure. Procedure volume of 73,588 increased 52% from 48,363 in the first six months of 2004. Revenue per procedure of $1,340 increased over 2% from $1,307 in the first six months of 2004.
We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with patient financing options, among other factors, helped to grow procedure volume in the first six months of 2005 over the first six months of 2004.
Medical professional and license fees
Medical professional expenses increased by $3,924,000 or 53%, in the first six months of 2005 from the first six months of 2004. This increase was due to costs and fees associated with higher revenues. License fees increased by $1,903,000, up 39% from the first six months of 2004, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first six months of 2005 by $6,943,000 or 35% over the first six months of 2004, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers in operation and our higher procedure volumes.
General and administrative
General and administrative expenses increased by $1,968,000, or 43%, in the first six months of 2005 from the first six months of 2004, primarily due to increases in salaries, employee incentives, equipment expense, professional services and national call center expenses.
Marketing and advertising expenses
Marketing and advertising expenses increased by $5,023,000, or 51%, in the first six months of 2005 from the first six months of 2004, primarily as a result of our efforts to support new markets and help grow volume in existing markets, in addition to an overall increase in media prices we have seen across our markets.

Depreciation and amortization
Depreciation and amortization increased by $298,000 in the first six months of 2005 from the first six months of 2004, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the second quarter of 2005 increased $424,000, due primarily to increased income on patient financing and to higher levels of invested cash.
Income Taxes
The following table summarizes the components of income tax provision for the first six months of 2005 and income tax benefit for the first six months 2004:

	For the Six Months Ended
	June 30,
	2005	2004
Federal income taxes	$9,911	$4,810
State income taxes, net of federal benefit	1,621	743
Foreign income taxes	496	336
Change in valuation allowance	—	(15,681)

Income tax provision (benefit)	$12,028	$(9,792)

Included in the first six months of 2004 was an income tax benefit of approximately $10,489,000 to reverse a portion of the valuation allowance on the Company’s deferred tax assets.
Liquidity and Capital Resources
Net cash provided by operating activities in the first six months of 2005 was $24,121,000. Cash generated from financing activities was $1,377,000 as the proceeds and income tax benefits from the exercise of stock options more than offset the cash dividends paid and the principal payments on capitalized lease obligations. The combination of cash provided by operations and net cash provided by financing activities exceeded the cash used in investing activities. As a result, cash and cash equivalents increased to $107,277,000 as of June 30, 2005, an increase of 24% from $86,588,000 as of December 31, 2004.
In the second quarter of 2005, the board of directors declared a dividend to common stock of $0.08 per share, which resulted in a cash payment of $1,635,000.
As of June 30, 2005, we had approximately $12,628,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $2,795,000 since December 31, 2004.
Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of June 30, 2005. These funds are not available for general corporate purposes.
Our costs associated with the opening of a vision center primarily consist of capital expenditures, including the purchase or lease of lasers, diagnostic equipment, office equipment, leases and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a vision center to be between $1,000,000 and $1,500,000. Actual costs will vary from vision center to vision center based upon the market, the number of lasers purchased or leased for the vision center, the site of the vision center and the level of leasehold improvements required, among other variables. Our capital expenditures consist primarily of investments incurred in connection with the opening of vision centers and equipment purchases or upgrades at existing facilities.
During the first six months of 2005, we opened three vision centers in: Sacramento, California, Norfolk, Virginia and Hartford, Connecticut. Capital expenditures year-to-date in 2005 are $4,667,000. We opened a vision center in Milwaukee, Wisconsin in July 2005 and we currently have additional facilities under development.

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
Accounts Receivable and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5% per year. The discount rate assumption is based upon current market rates charged by some other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program. As of June 30, 2005, the discount in receivables with an initial term over 12 months was $389,000.
Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2005 of $3,491,000. Gross accounts receivable as of June 30, 2005 are $16,119,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
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
The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2005, we recorded an insurance reserve amount of $3,606,000 which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.
Income Taxes
The Company recorded an income tax benefit of approximately $15,681,000 for the six months ended June 30, 2004, as a result of a reversal of our deferred tax asset valuation allowance of $10,489,000 and a reduction of the deferred tax valuation allowance of $5,192,000 relating to the usage of net operating loss carryforwards in the first six months of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.

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
Item 4. Controls and Procedures.
(a)	Evaluation Of Disclosure Controls And Procedures
Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of June 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
(b)	Changes In Internal Control Over Financial Reporting
Based on an evaluation by the Company’s management, including the CEO and CFO, pursuant to Rule 13a-15d, the CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information.
Item 5. Submission of Matters to Vote of Security Holders.
The Company held its Annual Meeting of Stockholders on May 16, 2005. The only matter submitted to the vote of the stockholders was the election of directors. All incumbent directors were re-elected, with the following vote totals:

	Shares Voted	Authority
	For	Withheld
Stephen N. Joffe	18,894,054	1,136,687
William F. Bahl	18,934,782	1,095,959
Thomas G. Cody	18,931,944	1,098,796
William O. Coleman	18,501,178	1,529,563
John H. Gutfreund	18,113,721	1,917,019
John C. Hassan	18,131,634	1,899,107
Craig P. R. Joffe	18,932,099	1,098,642
E. Anthony Woods	18,505,568	1,525,173
Item 6. Exhibits

Number	Description

31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LCA-VISION INC.

Date: August 3, 2005	/s/ Stephen N. Joffe

Stephen N. Joffe
Chairman and Chief Executive Officer

Date: August 3, 2005	/s/ Alan H. Buckey

Alan Buckey
Chief Financial Officer