Form 10-Q
period 2005-09-30
LCA VISION INC
filed 2005-11-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.
For the transition period from ___ to ___
Commission file number 0-27610
LCA-Vision Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2882328

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7840 Montgomery Road, Cincinnati, Ohio 45236
(Address of principal executive offices)
(513) 792-9292
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,653,732 shares as of October 28, 2005.

LCA-Vision Inc.
INDEX

Part I. Financial Information
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$109,623	$86,588
Accounts receivable, net of allowance for doubtful accounts of $3,057 and $2,260	11,930	8,662
Receivables from vendors	2,151	1,077
Prepaid expenses and other	2,650	2,420
Deferred tax assets	3,369	6,015

Total current assets	129,723	104,762

Property and equipment	57,277	50,374
Accumulated depreciation and amortization	(37,192)	(31,743)

Property and equipment, net	20,085	18,631

Accounts receivable, net of allowance for doubtful accounts of $590 and $605	1,306	1,171
Goodwill	275	275
Deferred compensation plan assets	2,154	1,187
Investment in unconsolidated businesses	1,104	168
Deferred tax assets	2,293	2,593
Other assets	735	790

Total Assets	$157,675	$129,577

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$3,177	$4,964
Accrued liabilities and other	9,199	7,474
Income taxes payable	1,646	100
Debt maturing in one year	1,150	542

Total current liabilities	15,172	13,080

Capital lease obligations	357	376
Deferred compensation liability	2,154	1,215
Insurance reserve	3,847	2,568
Minority equity interest	39	501

Stockholders’ investment
Common stock ($0.001 par value; 24,254,526 and 23,767,353 shares and 20,653,732 and 20,216,559 shares issued and outstanding, respectively)	24	24
Contributed capital	141,334	134,708
Common stock in treasury, at cost (3,600,794 shares and 3,550,794 shares)	(17,671)	(15,462)
Accumulated earnings (deficit)	12,441	(7,732)
Accumulated other comprehensive (loss) income	(22)	299

Total stockholders’ investment	136,106	111,837

Total Liabilities and Stockholders’ Investment	$157,675	$129,577

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenues — Laser refractive surgery	$47,031	$31,203	$145,612	$94,406

Operating costs and expenses
Medical professional and license fees	8,629	5,733	26,893	18,090
Direct costs of services	13,049	10,526	39,973	30,506
General and administrative expenses	3,307	2,232	9,870	6,827
Marketing and advertising	7,995	5,400	22,797	15,180
Depreciation and amortization	2,023	1,775	5,779	5,233

Operating income	12,028	5,537	40,300	18,570

Equity in earnings from unconsolidated businesses	222	99	245	284
Minority equity interest	(4)	(150)	(415)	(455)
Net interest income	1,049	627	2,289	1,491
Other income	45	17	88	25

Income before taxes on income	13,340	6,130	42,507	19,915

Income tax expense (benefit)	5,394	2,535	17,423	(7,258)

Net income	$7,946	$3,595	$25,084	$27,173

Income per common share
Basic	$0.39	$0.18	$1.23	$1.35
Diluted	$0.37	$0.17	$1.17	$1.31

Dividends declared per share	$0.08	$0.05	$0.24	$0.05

Weighted average shares outstanding
Basic	20,611	20,148	20,426	20,069
Diluted	21,576	20,802	21,453	20,748
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net income	$25,084	$27,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,779	5,233
Provision for loss on doubtful accounts	782	946
Deferred income taxes	2,946	(9,101)
Deferred compensation	939	506
Insurance reserve	1,279	1,111
Equity in earnings of unconsolidated affiliates	(245)	(284)
Distribution from minority equity investees	186	150
Changes in working capital:
Accounts receivable	(4,185)	(4,861)
Receivables from vendors	(1,074)	(32)
Prepaid expenses, inventory and other	(230)	515
Accounts payable	(1,787)	(2,920)
Income taxes payable	1,546	9
Accrued liabilities and other	1,720	2,348

Net cash provided by operations	$32,740	$20,793

Cash flow from investing activities:
Purchase of property and equipment	(6,796)	(3,745)
Deferred compensation plan	(967)	(508)
Increase in investment of unconsolidated affiliate	(883)	—
Other, net	149	187

Net cash used in investing activities	$(8,497)	$(4,066)

Cash flow from financing activities:
Principal payments on capital lease obligations	(714)	—
Shares repurchased for treasury stock	(2,209)	—
Exercise of stock options	6,626	2,261
Dividends paid to stockholders	(4,911)	(1,075)

Net cash (used in) provided by financing activities	(1,208)	1,186

Increase in cash and cash equivalents	23,035	17,913

Cash and cash equivalents at beginning of period	86,588	64,908

Cash and cash equivalents at end of period	$109,623	$82,821

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of September 30, 2005 and December 31, 2004; condensed consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2005 and 2004. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2004 Annual Report on Form 10-K.
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently utilize fixed-site excimer lasers, and our vision centers are supported primarily by credentialed board-certified ophthalmologists, optometrists and other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists generally carry out the pre-procedure evaluations and post-procedure follow-ups in-center. We have performed over 500,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.
As of September 30, 2005, we operated 49 laser vision correction centers, including 46 wholly-owned vision centers located in large metropolitan markets throughout the United States, and three centers in a joint venture in Canada.
Internet
The Company’s websites are www.lca-vision.com and www.lasikplus.com. We make available free of charge through a link provided at our websites our Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of these forms by mail, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.
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
Equity Method
We use the equity method to report investments in businesses where we hold 20% to 50% voting interest, but do not control operating and financial policies.

Under the equity method, we report:
-	our interest in the entity as an investment on our balance sheets, and

-	our percentage share of earnings or losses in our income statements.
We own 50% of Lasik M.D. Toronto, Inc. and began reporting this investment under the equity method effective July 1, 2005.
Our financial results for the third quarter of 2005 reflect a change in operations for our Canadian joint venture. Prior to the third quarter of 2005, financial results for our Canadian joint venture were consolidated into the financial statements of LCA-Vision. During the third quarter of 2005, we transferred financial and operational control of our Canadian venture to our partners in Toronto. Therefore, we now account for the results of the Canadian venture using the equity method. While there is no material difference in the net income or earnings per share as a result of this change, the Company’s revenue and reported procedure volume no longer include the procedures performed in Canada.
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
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2005 of $3,647,000.
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
Income Tax Benefit
The Company recorded an income tax benefit of approximately $15,681,000 for the nine months ended September 30, 2004, as a result of a reversal of our deferred tax asset valuation allowance of $10,489,000 and a reduction of the deferred tax valuation allowance of $5,192,000 relating to the usage of net operating loss carryforwards in the first six months of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if in-the-money stock options are exercised.
Following is a reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings:
Net income	$7,946	$3,595	$25,084	$27,173
Weighted average shares outstanding	20,611	20,148	20,426	20,069
Basic earnings per share	$0.39	$0.18	$1.23	$1.35

Diluted earnings:
Net income	$7,946	$3,595	$25,084	$27,173
Weighted average shares outstanding	20,611	20,148	20,426	20,069
Effect of dilutive securities	965	654	1,027	679
Weighted average common shares and potential dilutive shares	21,576	20,802	21,453	20,748
Diluted earnings per share	$0.37	$0.17	$1.17	$1.31
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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
Net income	As reported	$7,946	$3,595	$25,084	$27,173
	Pro forma	$7,243	$3,262	$23,196	26,244

Basic per share income	As reported	$0.39	$0.18	$1.23	$1.35
	Pro forma	$0.35	0.16	$1.14	1.31

Diluted per share income	As reported	$0.37	$0.17	$1.17	$1.31
	Pro forma	$0.34	0.16	$1.08	$1.26

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning global and local economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; adverse financial consequences in connection with the expensing of stock options or other equity-based compensation; regulatory action against us or others in the laser vision correction industry; payment of significant claims by our captive insurance company; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events, or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1. Business — Risk Factors” in our 2004 Annual Report on Form 10-K for a discussion of important factors that could affect our results.
Overview
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
Substantially all of our revenues currently are derived from laser vision correction procedures performed in our U.S. vision centers. During the first nine months of 2005, we opened vision centers in Sacramento, California; Norfolk, Virginia; Hartford, Connecticut; Milwaukee, Wisconsin; Phoenix, Arizona; and Austin, Texas. Three of these, the vision centers in Milwaukee, Phoenix and Austin, were opened in the third quarter.
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
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology that we use

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2005	2004
	Procedures	Procedures

Q1	37,578	24,270
Q2	36,010	24,093
Q3	34,187	23,248
Q4		24,224

Year	107,775	95,835

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this seasonality is caused primarily because of the use of employer sponsored medical flexible spending programs which commonly use the calendar year as the plan year.
Results of Operations for the Three Months Ended September 30, 2005 and 2004
In the third quarter of 2005, revenues increased to $47,031,000 up 51% from $31,203,000 in the third quarter of 2004, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 38% in the third quarter of 2005 compared to the third quarter of 2004. Procedure volume of 34,187 increased 47% from 23,248 in the third quarter of 2004. Revenue per procedure of $1,376 increased about 2.5% from $1,342 in the third quarter of 2004.
We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with patient financing options, among other factors, helped to grow procedure volume in the third quarter of 2005 over the third quarter of 2004.

Medical professional and license fees
Medical professional expenses increased by $1,502,000 or 42%, in the third quarter of 2005 from the third quarter of 2004. This increase was due to costs and fees associated with higher revenues. License fees increased by $1,394,000 up 65% from the third quarter of 2004, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the third quarter of 2005 by $2,523,000 or 24% over the third quarter of 2004, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers in operation and our higher procedure volumes.
General and administrative
General and administrative expenses increased by $1,075,000 or 48%, in the third quarter of 2005 from the third quarter of 2004, primarily due to increases in salaries, employee incentives, and national call center expenses.
Marketing and advertising expenses
Marketing and advertising expenses increased by $2,595,000 or 48%, in the third quarter of 2005 from the third quarter of 2004, primarily as a result of our efforts to support new markets and help grow volume in existing markets, in addition to an overall increase in media prices we have seen across our markets.
Depreciation and amortization
Depreciation and amortization increased by $248,000 in the third quarter of 2005 from the third quarter of 2004, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the third quarter of 2005 increased $422,000 due primarily to increased income on patient financing and to higher levels of invested cash.
Income Taxes
The following table summarizes the components of income tax provision for 2005 and income tax benefit for 2004:

	Q3 2005	Q3 2004
Federal income taxes	$4,596	$2,059
State income taxes, net of federal benefit	798	294
Foreign income taxes	—	182

Income tax provision (benefit)	$5,394	$2,535

Results of Operations for the Nine Months Ended September 30, 2005 and 2004
In the first nine months of 2005, revenues increased to $145,612,000 up 54% from $94,406,000 in the first nine months of 2004, primarily as a result of higher procedure volume and increased pricing per procedure. Procedure volume of 107,775 increased 51% from 71,611 in the first nine months of 2004. Revenue per procedure of $1,351 increased over 2.5% from $1,318 in the first nine months of 2004.
We believe that continued improvement in marketing and advertising effectiveness and continued growth and increased acceptance of laser vision correction, together with patient financing options, among other factors, helped to grow procedure volume in the first nine months of 2005 over the first nine months of 2004.
Medical professional and license fees
Medical professional expenses increased by $5,493,000 or 49%, in the first nine months of 2005 from the first nine months of 2004. This increase was due to costs and fees associated with higher revenues. License fees increased by $3,310,000 up 48% from the first nine months of 2004, primarily as a result of higher procedure volume.

Direct costs of services
Direct costs of services include the staffing, equipment, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first nine months of 2005 by $9,467,000 or 31% over the first nine months of 2004, primarily as a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers in operation and our higher procedure volumes.
General and administrative
General and administrative expenses increased by $3,043,000 or 45%, in the first nine months of 2005 from the first nine months of 2004, primarily due to increases in salaries, employee incentives, equipment expense, professional services and national call center expenses.
Marketing and advertising expenses
Marketing and advertising expenses increased by $7,617,000 or 50%, in the first nine months of 2005 from the first nine months of 2004, primarily as a result of our efforts to support new markets and help grow volume in existing markets, in addition to an overall increase in media prices we have seen across our markets.
Depreciation and amortization
Depreciation and amortization increased by $546,000 in the first nine months of 2005 from the first nine months of 2004, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the third quarter of 2005 increased $798,000 due primarily to increased income on patient financing and to higher levels of invested cash.
Income Taxes
The following table summarizes the components of income tax provision for the first nine months of 2005 and income tax benefit for the first nine months 2004:

	For the Nine Months Ended
	September 30,
	2005	2004
Federal income taxes	$14,508	$6,868
State income taxes, net of federal benefit	2,419	1,037
Foreign income taxes	496	518
Change in valuation allowance	—	(15,681)

Income tax provision (benefit)	$17,423	$(7,258)

Included in the first nine months of 2004 was an income tax benefit of approximately $10,489,000 to reverse a portion of the valuation allowance on the Company’s deferred tax assets.
Liquidity and Capital Resources
Net cash provided by operating activities in the first nine months of 2005 was $32,740,000. The cash provided by operations exceeded the cash used in investing and financing activities. As a result, cash and cash equivalents increased to $109,623,000 as of September 30, 2005, an increase of 27% from $86,588,000 as of December 31, 2004.
In the third quarter of 2005, the board of directors declared a dividend to common stock of $0.08 per share, which resulted in a cash payment of $1,655,000.
In May 2005, the Board of Directors authorized the repurchase of up to 1 million shares of common stock. During the third quarter of 2005, 50,000 shares of common stock were repurchased under this authorization at an average price of $44.19 per share.
As of September 30, 2005, we had approximately $13,326,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $3,403,000 since December 31, 2004.

Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of September 30, 2005. These funds are not available for general corporate purposes.
Our costs associated with the opening of a vision center primarily consist of capital expenditures, including the purchase or lease of lasers, diagnostic equipment, office equipment, leases and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a vision center to be between $1,000,000 and $1,500,000. Actual costs will vary from vision center to vision center based upon the market, the number of lasers purchased or leased for the vision center, the site of the vision center and the level of leasehold improvements required, among other variables. Our capital expenditures consist primarily of investments incurred in connection with the opening of vision centers.
During the first nine months of 2005, we opened six vision centers in: Sacramento, California; Norfolk, Virginia; Hartford, Connecticut; Milwaukee, Wisconsin; Phoenix, Arizona; and Austin, Texas. Capital expenditures year-to-date in 2005 are $6,796,000. In addition to cash outlays for capital expenditures, equipment valued at $1,303,000 was leased under capital lease obligations during the first nine months of 2005.
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
Accounts Receivable and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments discounted at a rate of 17.5% per year. The discount rate assumption is based upon current market rates charged by some other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program. As of September 30, 2005, the discount in receivables with an initial term over 12 months was $362,000.
Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of September 30, 2005 of $3,647,000 Gross accounts receivable as of September 30, 2005 are $16,883,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
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

The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2005, we recorded an insurance reserve amount of $3,847,000 which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.
Income Taxes
The Company recorded an income tax benefit of approximately $15,681,000 for the nine months ended September 30, 2004, as a result of a reversal of our deferred tax asset valuation allowance of $10,489,000 and a reduction of the deferred tax valuation allowance of $5,192,000 relating to the usage of net operating loss carryforwards in the first six months of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability in 2004 and expected future profitability. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.
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
Item 4. Controls and Procedures.
(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of September 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

Based on an evaluation by the Company’s management, including the CEO and CFO, pursuant to Rule 13a-15d, the CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table provides information regarding the Company’s purchases of its common stock during the quarter ended September 30, 2005:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number	Number
			of Shares Purchased	of Shares
			as Part	that May Yet
		(b) Average	of Publicly	Be Purchased Under
	(a) Total Number	Price Paid	Announced Plans	the Plans or
Period	of Shares Purchased	per Share	or Programs	Program
07/01/05—07/31/05	—	$0	—	1,000,000

08/01/05—08/31/05	50,000	$44.19	50,000	950,000

09/01/05—09/30/05	—	$—	—	950,000

Total	50,000	$44.19	50,000	950,000

Item 6. Exhibits

Number	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LCA-VISION INC.

Date: November 8, 2005	/s/ Stephen N. Joffe
Stephen N. Joffe
Chairman and Chief Executive Officer

Date: November 8, 2005	/s/ Alan H. Buckey

Alan Buckey
Chief Financial Officer