Form 10-K
period 2005-12-31
LCA VISION INC
filed 2006-03-15
CIK 1003130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $.001 par value

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was approximately $983,000,000.
     The number of shares outstanding of the registrant’s Common Stock as of March 3, 2006 was 20,653,732.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.
FISCAL YEAR 2005 FORM 10-K ANNUAL REPORT

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1A — Risk Factors”
Item 1. Business.
Background and History of Company
LCA-Vision Inc. (the Company or LCA-Vision) is a leading developer and operator of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed site excimer lasers: Bausch & Lomb, Advanced Medical Optics, and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction surgery in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 550,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently own and operate 50 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States, and also have a joint venture in Canada.
LCA-Vision Inc., a Delaware corporation, is the successor to two businesses: Laser Centers of America, Inc. and Toronto Laservision Centre, Inc. Laser Centers of America was founded in 1985 to assist hospitals in establishing and managing laser and minimally invasive surgery centers, and Toronto Laservision was one of the earliest laser vision surgery centers in Canada, performing refractive laser surgery several years prior to its introduction in the United States in 1995.
On August 18, 1997, we acquired all of the outstanding shares of Refractive Centers International, Inc. (RCII), an operator of laser vision correction centers and a majority-owned subsidiary of the laser manufacturer Summit Technology, Inc., in exchange for 6,339,591 newly issued shares of LCA-Vision common stock.
In 1998, we raised a total of $9,463,000 of equity capital through the issuance of convertible preferred stock to fund the continued growth of our business, and in July 1999 we raised an additional $37,300,000 of equity capital, after expenses, through a public offering of 1,875,000 shares of our common stock. Following this public offering, the trading of our common stock moved to the Nasdaq National Market from the Nasdaq Small Cap Market.
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
In the third quarter of 2004, the Company began paying dividends on a quarterly basis.
On May 17, 2005, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock.
The Company derives all of its revenues from laser refractive surgery, our only reported segment. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.”

Laser Vision Correction Procedures
Laser vision correction procedures are designed to reshape the outer layers of the cornea to help correct refractive vision disorders by changing its curvature with an excimer laser, which may reduce the need for wearing corrective lenses such as glasses and contact lenses. Prior to the laser vision correction procedure, an assessment is made of the patient’s candidacy for the treatment and the correction required to program the excimer laser. The software of the excimer laser then calculates the number of pulses needed to achieve the intended correction using a specially developed algorithm. A speculum is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient’s cornea for the procedure. The excimer laser emits energy in a series of pulses, with each pulse typically lasting only a fraction of a second. High-energy ultraviolet light produced by the excimer laser creates a ‘‘non-thermal’’ ablation to remove corneal tissue and reshape the cornea. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness, and steeper when corrected for farsightedness. A series of patient follow-up visits is scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to check that there are no complications and to test the correction achieved by the procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.
We provide primarily two types of procedures in our vision centers:
PRK and Surface Ablation. PRK has been approved by the U.S. Food and Drug Administration for commercial use in the United States since 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses directly to the surface of the cornea. Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient may experience discomfort and blurred vision until the epithelium heals, which can take several days or longer. The doctor generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort, minimizing infection and helping to promote corneal healing. Although a patient generally experiences substantial improvement in clarity of vision within a few days following the procedure, it can take several months for the full benefits of the PRK procedure to be realized. Some patients elect to have one eye treated in one visit and the second eye treated at a later date. Some ophthalmologists also perform Epi-LASIK or LASEK, in which a portion of the surface tissue is lifted from the eye prior to laser treatment and then replaced.
LASIK. In 1997, we began performing LASIK, which now accounts for the majority of our laser vision procedures in the United States. In LASIK procedures, an automated microsurgical instrument called a microkeratome is typically used to create a thin flap, which remains hinged to the eye. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction of the cornea. Since the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day and enjoying shorter recovery periods. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.
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

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that over 5 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 1.4 million laser vision correction procedures performed in 2005. It is estimated that the potential market for laser vision correction procedures in the United States is over 100 million procedures, according to some industry reports on the U.S. refractive market.
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
Estimated Number of Laser Vision Correction Procedures in North America per Year
Source: Market Scope, February 16, 2006
(e): 2006 data estimated
Our Business Strategy
Our business strategy is to provide quality laser vision correction services at an affordable price. We operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their services.
We intend to grow our business through increased penetration in our current markets and expansion into new markets. Key elements of our business strategy include:
•	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists

•	Providing patients with a “Continuum of Care”

•	Opening and operating new laser vision correction centers

•	Providing attractive patient financing alternatives

•	Establishing and nurturing relationships with leading managed care providers in the United States to source additional patients

•	Developing and implementing innovative marketing campaigns
Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists. We generally focus our recruiting efforts on leading independent ophthalmologists and optometrists with a reputation for providing quality eye care within their respective markets, and with experience in laser vision correction procedures. Our ophthalmologists generally have completed extensive FDA-mandated training and also have met our qualification criteria, which include a review of state licensure, board certification, malpractice insurance, and surgical experience.

Providing patients with a “Continuum of Care.” We strive to achieve high patient satisfaction and have established a ‘‘Continuum of Care’’ program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. Our call center personnel are trained to answer questions regarding procedures and generally have access to both a physician to address more difficult inquiries and to past patients to relate procedure experience. Once in the vision center, potential patients can receive a free eye evaluation with the local vision center independent ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, our vision centers are designed to create a patient-friendly environment and reduce any anxiety associated with getting laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor results and provide enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.
Opening and operating new laser vision correction centers. We plan to continue to expand our business primarily through the development of new vision centers in attractive new markets and within existing markets. In evaluating new and current markets for opening a laser vision correction center, we consider a number of factors, including population demographics and competition, among other variables. We also typically interview local ophthalmologists and optometrists. We target geographic markets which we believe have the potential to generate break-even procedure volume within the first six months of opening. We have developed what we believe to be relatively cost-efficient standardized vision center designs to be used in building each new vision center to effectively manage patient flow and physician and staff productivity.
Providing attractive patient financing alternatives. Because laser vision correction procedures are elective and generally not reimbursable by third party payors including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. We work closely with an unaffiliated finance company that offers multiple payment plans to qualifying customers. These payment plans typically provide for payments over a 12-month to 60-month period. We bear no credit risk for loans made under this program. For patients not qualifying for these plans, we also currently offer our own direct financing to customers under which we charge an up-front fee, with the remaining balance paid by the customer in installments over a period of 12 to 36 months.
Establishing and nurturing relationships with leading managed care providers in the United States to source additional patients. With an increasing number of employers adding vision services to their employee benefit packages, we hope to further increase our U.S. footprint and market share by continuing to nurture, develop and grow relationships with managed care organizations, through which we offer discounted rates to plan participants. The plan participant, and not the managed care organization, is currently responsible for the payment of our fees under these arrangements.
Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction, and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of print media, radio, and direct mail campaigns, among other strategies. In most advertisements, prospective patients are provided our web site address, www.lasikplus.com, and a toll-free number. Our call center representatives answer any initial questions potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction.
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
We also face competition from other providers of laser vision correction. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers. Industry sources estimate that such local providers represent over 50% of the laser vision correction market. Laser vision correction corporate providers such as ourselves are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction. Among the laser vision correction center providers, we believe we are one of the largest providers in terms of number of procedures performed in fixed-site vision centers in the United States.

The market for providing laser vision correction service is highly competitive and fragmented. In most of our markets, we compete with other laser vision correction center chains. These include TLC Vision Corporation, which also is a public company, as well as with hospitals, surgical clinics, national and local operators of vision centers and ophthalmology practices, among others, that have purchased or rent their own lasers. In 2005, TLC Vision Corporation aggressively launched a new business model that will focus on the value segment of the industry. We believe the market is likely to become progressively more competitive as it matures and laser vision correction penetration increases.
In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedural volume. This practice has caused periods of intense price competition in our industry. As a result, we lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including several large chains of laser vision correction centers, in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspectives.
Employees
As of March 1, 2006 we had 574 employees, 499 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.
Trademarks
Not all of the names we use for our products and services have been registered with the United States Patent and Trademark Office. Where we use the “TM” (trademark) symbol, it is our intention to claim trademark rights on those names under common law. The duration of such trademarks under common law is the length of time we continue to use them.
Suppliers of Equipment and Financing Services
We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are several companies – including Bausch & Lomb, Advanced Medical Optics and Alcon, the three suppliers we currently use - whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.
A significant percentage of our patients finance some or all of the cost of their procedure. As the role and mix of financing as a percentage of our revenues has expanded, our reliance on an unaffiliated finance company has grown. We currently rely exclusively on this finance company for third-party financing.
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
Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in some circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in us being named as a party in ensuing litigation or a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers and partners to obtain or maintain appropriate regulatory approval. Furthermore, the failure of Advanced Medical Optics, Bausch & Lomb and Alcon or any other manufacturers or suppliers that supply or may supply excimer lasers, diagnostic or other equipment or necessary services to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such business suppliers and partners, could limit the supply of lasers or limit our ability to use the lasers.

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
The use of an excimer laser to treat both eyes on the same day (bilateral treatment) has not been approved by the FDA. The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate. Ophthalmologists, including those practicing in our vision centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future. Should the FDA choose to regulate this aspect of the use of excimer lasers in the future, any potential resulting inconvenience to patients could discourage potential patients from having laser vision correction, potentially having a material adverse effect on our business, financial condition and results of operations by decreasing the total number of procedures we perform.
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
Federal and state laws on “kickbacks” and physician referrals
Because laser vision correction procedures currently are not reimbursable by Medicare, Medicaid or other governmental health programs, we do not believe numerous federal health care laws that frequently apply to health care providers’ business operations (such as the federal Anti-Kickback and “Stark” Physician Self-Referral statutes) are currently applicable to us. Any changes in the reimbursement and coverage rules for these governmental health programs may cause our services to be subject to such federal laws. Although we do not anticipate such changes in the near future, we cannot predict this with any degree of certainty. Some states have enacted statutes, similar to the federal Anti-Kickback and Stark statutes, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of health care service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition and results of operations.
Advertising restrictions
Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC. On July 18, 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation.

No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not be perceived negatively, and thus restrict our ability to effectively generate demand for our laser vision correction services.
Fee-splitting
Many states prohibit professionals (including ophthalmologists and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. Violation of a state’s fee-splitting prohibition may result in civil or criminal fines, as well as loss of licensing privileges of the physician participating in such arrangements. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition and results of operations.
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
Some states require permission by the State Department of Health in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, not all of the regulations governing the need for CONs are clear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON in that state. There can be no assurance that we will be able to acquire a CON in all states where it is required, or that our failure or inability to obtain a CON in markets into which we believe we could otherwise be successful expanding will not have a material adverse effect on our business, financial condition and results of operations.
Healthcare reform
Healthcare reform is considered by many in the United States to be a national priority. Several states are also currently considering healthcare proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to healthcare reform. Healthcare reform may bring significant changes in the financing and regulation of the healthcare industry. Depending on the nature of such changes, they could have a material adverse effect on our business, financial condition and results of operations.

Item 1A. Risk Factors
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
In addition, our revenue and operating results are subject to seasonal factors. In terms of number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our business is generally weaker in the latter half of the year. We believe these fluctuations are due to several factors, including:
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
The cost of laser vision correction procedures is typically not reimbursed by third-party payors such as health care insurance companies or government programs. Accordingly, as we have experienced in prior fiscal periods, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in laser vision correction, among other economic factors. A significant decrease in consumer disposable income in a weakening economy may result in a decrease in the number of laser vision procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our customers to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience. Weak economic conditions may also change the risk profile or volume of business our unaffiliated finance business partner is willing to underwrite, which could adversely affect our results of operations and cash flow.
We derive substantially all of our revenue from laser vision correction services and a decrease in the provision of these services could result in a significant decrease in our revenues and profitability.
We derive substantially all of our revenues from laser vision correction services. If we are not able to provide those services or the number of laser vision correction procedures we perform significantly decreases, our revenues and profitability would decrease materially. We do not have other diversified revenue sources to offset a significant decrease in revenues from our provision of laser vision correction services.

If we are unable to attract and retain qualified independent ophthalmologists, our ability to open new vision centers, to maintain operations at existing vision centers, or to attract patients could be negatively affected.
Our revenues are generated by independent ophthalmologists who work with us to perform surgeries. In certain states where the corporate practice of medicine is prohibited, we may contract with professional corporations for ophthalmologists to perform surgeries at our vision centers. The hiring of independent qualified ophthalmologists is a critical factor in our ability to successfully launch a new vision center, and the retention of those ophthalmologists is a critical factor in the success of our existing vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable to consistently attract, hire and retain qualified ophthalmologists, our ability to open new vision centers, to maintain operations at existing vision centers, or to attract patients could be negatively affected.
If technological changes occur which render our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or profitability to decline.
As a result of industry, competitive or clinical factors, among others, we may be required to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers. Such alternative technologies could include IntraLase, a technology in which a laser is used to cut a corneal flap instead of a microkeratome, various intraocular lens technologies, or an increased penetration in the percent of custom wavefront treatments we perform, among others. Introducing such technology or such changes could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline. Such changes could include higher costs to us or higher prices for our patients. An increase in costs could reduce our ability to maintain our profit margin. An increase in prices could adversely affect our ability to attract new patients.
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
Some of our current competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and compete more effectively. Competition in the market for laser vision correction could increase as excimer laser surgery becomes more common and the number of ophthalmologists performing the procedure increases. In 2005, TLC Vision Corporation launched a new business model they intend to expand that will focus on the value segment of the industry. Additional competition may develop, particularly as the price to purchase or rent excimer laser systems decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.
If more competitors offer laser vision correction or other competitive types of vision treatments in a given geographic market, we might find it necessary to reduce the prices we charge, particularly if competitors offer the procedures at lower prices than we do. If that were to happen or we were not successful in cost effectively acquiring new patients for our procedures, we may not be able to make up for the reduced profit margin by increasing the number of procedures we perform, and our revenues and profitability could decrease, as we have experienced in prior fiscal periods.
Our business has been adversely affected in the past by deeply-discounted pricing by some competitors, and it is possible that such competitive practices may adversely affect our business in the future.
In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedure volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including several large chains of laser vision correction centers, in some geographic markets where we conduct business. It is possible that, in the future, our revenues and profitability could decrease as a result of the discounting practices of competitors.

We have expanded the role and mix of financing as a percentage of our revenues. As a result, our direct financing program has grown, increasing our credit risk. At the same time, our exclusive reliance on an unaffiliated finance company for third-party financing has grown.
A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up front, with the remaining balance paid by the customer in up to 36 monthly installments. As of December 31, 2005, we had $14,797,000 million in accounts receivable, compared to $12,432,000 million as of December 31, 2004. We are now exposed to significantly increased credit risk, particularly given that patients who participate in our direct financing program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.
We currently rely exclusively on one unaffiliated finance company for third-party financing made available to our patients. As the percentage of our patients who choose to obtain financing from such unaffiliated finance company grows, so too does our reliance on the finance company. There can be no assurance that financing services will be available in such structure or at such interest rates or costs as we or our patients may require. Any shortage in this area could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.
If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.
We derive substantially all of our revenues from laser vision correction. As a result, we believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating refractive vision disorders. Wider acceptance of laser vision correction may be affected adversely by:
•	Concerns about the safety and effectiveness of laser vision correction procedures, including procedures using new technologies

•	General resistance to surgery of any type, and eye surgery in particular

•	Cost, particularly since laser vision correction is not typically covered by government or private insurers

•	The effectiveness of alternate methods of correcting refractive vision disorders, including but not limited to various intraocular lens technologies

•	The lack of long-term follow-up data and the possibility of unknown side effects

•	Regulatory developments

•	Reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction
Concerns about potential side effects and long-term results may negatively impact market acceptance of laser vision correction, result in potential liability for us and prevent us from growing our business.
Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Laser vision correction has been provided in the U.S. only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us. In 2005, a significant verdict was awarded against a non-affiliated refractive surgeon in the greater New York area. Consequences of this and similar proceedings could include increased liability to us in connection with malpractice litigation and increased difficulty in hiring and retaining qualified independent ophthalmologists, who may be wary of the increased liability of laser eye surgery, among other effects that will be adverse to our results of operations and profitability.
Some of the possible side effects of laser vision correction may include:
•	Foreign body sensation

•	Pain or discomfort

•	Sensitivity to bright lights

•	Blurred vision or haze

•	Dryness or tearing

•	Fluctuation in vision

•	Night glare and halos

•	Poor or reduced visual quality

•	Overcorrection or under correction

•	Regression

•	Corneal flap or corneal healing complications

•	Loss of best corrected visual acuity

•	Inflammation or infection

•	Need for corrective lenses or reading glasses post-operatively

•	Need for further treatment
Laser vision correction may also involve the removal of ‘‘Bowman’s membrane,’’ an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. The effect of the removal of Bowman’s membrane on patients is currently not clear.
We depend on limited sources for the excimer lasers, diagnostic equipment, microkeratomes and disposable blades we use and for the third-party financing made available to our patients, and shortages of these items or services could hinder our ability to increase our procedure volume.
We currently use three suppliers — Bausch & Lomb, Advanced Medical Optics and Alcon — for our excimer lasers. If any or all three of these companies become unwilling or unable to supply us with excimer lasers and diagnostic equipment to repair or replace parts or to provide services, our ability to open new vision centers or increase our capacity to perform laser vision correction services at existing vision centers could be restricted.
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
We currently rely exclusively on one unaffiliated finance company for third-party financing made available to our patients. As the percentage of our patients who choose to obtain financing from such unaffiliated finance company grows, so too does our reliance on such finance company. There can be no assurance that financing services will be available in such structure or at such interest rates or costs as we or our patients may require. Any shortage in this area could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.
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

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. We are subject to a 2003 FTC Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the Federal Trade Commission, will not restrict our ability to cost effectively acquire new patients for our laser vision correction services, or otherwise result in negative publicity and damage our reputation.
We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.
The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other health care professional. Some injuries or defects may not become evident for a number of years. The operation of any excimer laser, diagnostic equipment, microkeratome or other equipment may result in substantial claims against us by patients who allege they were injured as a result of vision correction procedures. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We primarily rely and intend to continue to primarily rely on the independent ophthalmologists’ professional liability insurance policies and manufacturers’ insurance policies for product liability coverage, although we have limited umbrella product and professional liability insurance. We generally require the independent ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although there can be no guarantee that the ophthalmologists will be successful in obtaining or maintaining such insurance coverage, particularly in the current insurance market.
The availability of professional liability insurance has decreased and its cost has increased significantly for a variety of reasons, including reasons outside our control, particularly in certain states. A future increase in cost could result in the reduced profitability of our business, and a future lack of availability of coverage for us or our independent ophthalmologists and optometrists could result in increased exposure to liability and potentially limit our ability to expand in certain markets.
We established a captive insurance company, and if significant claims are paid, it could affect our profitability and our financial condition.
Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. For the twelve months ending December 17, 2003, our captive insurance company purchased excess liability coverage for 80% of our losses in the year in excess of $1,000,000 per occurrence, up to $11,000,000. Under that arrangement, the coverage providers’ obligation arises only after our captive pays the first $1,000,000 of any loss and the coverage providers are only obligated to pay an aggregate of $8,000,000 for that year. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The payment of significant claims by our captive insurance company could negatively affect our profitability and our financial condition.
Disputes with respect to intellectual property could result in a decrease in revenues and profitability.
There has been substantial litigation in the United States, Canada and other countries regarding the patents on ophthalmic lasers. If the use of an excimer laser or other procedure performed at any our vision centers is deemed to infringe a patent or other proprietary right, we may be named as a defendant in ensuing litigation, prohibited from using the equipment or performing the procedure that is the subject of the patent dispute, or required to obtain a royalty-bearing license, which may involve substantial costs including ongoing royalty payments. If a license is not available on acceptable terms, we may be required to seek the use of products that do not infringe the patent. The unavailability of alternate products could cause us to cease operations in the United States or delay our future expansion. If we are prohibited from performing laser vision correction at any of our vision centers, our revenues and profitability would decrease.
Not all of the names we use for our products and services have been registered with the United States Patent and Trademark Office. Some of our internal processes and systems do not have intellectual property protection. If a competitor were to attempt to use our names, processes or systems, we may not be able to prevent such use. The unauthorized use of our name could cause confusion among our customers, and the misappropriation of internal processes or systems could reduce our competitive advantages, either of which could negatively affect our profitability or financial condition.

Dependence on and instability among a small number of senior managers.
Our success depends, to a significant extent, upon the efforts and abilities of a small number of senior executives. On February 3, 2006, we announced the appointment of Craig Joffe as interim Chief Executive Officer effective as of March 1, 2006. Stephen Joffe, the previous Chief Executive Officer, stepped down effective that date. Stephen Joffe currently remains Chairman of the Board of Directors. Craig Joffe will be considered a candidate for permanent appointment for the position in the search that the Nominating and Governance Committee of the Board of Directors initiated for a new Chief Executive Officer. On March 3, 2006, Stephen Joffe disclosed in a public filing that he and a non-profit foundation with which he is affiliated purchased a significant interest in TLC Vision Corporation, a competitor of ours. These recent changes could cause management instability, including the possible loss of services of one or more of our key employees, which could have a material adverse effect on our business. We currently do not have employment agreements with senior key employees, other than short-term employment agreements with Kevin M. Hassey, our President, and Alan H. Buckey, our Executive Vice President/Finance and Chief Financial Officer. We do not carry key man insurance on any of our key employees.
Internet
The Company’s websites are www.lasikplus.com and www.lca-vision.com. The Company makes available free of charge through a link provided at the website its Forms 10-K, 10-Q and 8-K as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers are in leased locations. The typical location is in a professional office building or retail site and includes a laser surgery room, private examination rooms, and patient waiting areas. The leased space ranges in size from approximately 2,400 to 5,673 square feet with lease expiration dates ranging from May 4, 2006 to March 31, 2016.
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
Since December 18, 2003, the Company has used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Over the first three years of operation, the losses paid by the captive insurance company have not been material.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq National Market under the symbol “LCAV.” There were approximately 27,949 beneficial owners of our Common Stock as of February 3, 2006.
The following table sets forth the range of high and low sales prices of the common stock as reported by the Nasdaq National Market for the specific periods. All prices are adjusted for a 3-for-2 stock split on December 15, 2004.

	2005		2004
	High	Low	High	Low
First Quarter	$34.46	$22.02	$18.13	$12.00
Second Quarter	49.89	32.00	20.87	15.13
Third Quarter	51.24	33.87	19.75	13.28
Fourth Quarter	50.29	33.43	24.29	15.67
The Company initiated a quarterly cash dividend in the third quarter of 2004 which it has paid since that time. While the Company intends to pay regular quarterly dividends for the foreseeable future, all dividends are reviewed quarterly and require declaration by the Board of Directors. The following table sets forth the quarterly cash dividends paid per share since the third quarter of 2004.

	2005	2004
First Quarter	$0.08
Second Quarter	0.08
Third Quarter	0.08	$.05
Fourth Quarter	0.12	$.08
Total	$0.36	$0.13
The Company has not sold any unregistered securities within the past three years and did not make any purchases of LCA-Vision common stock on behalf of itself or any affiliates during the fourth quarter of 2005.

Item 6. Selected Financial Data.
The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$192,397	$127,122	$81,423	$61,838	$68,096
Operating costs and expenses:
Medical professional and license fees	35,051	24,275	15,779	12,270	13,626
Direct costs of services	54,952	40,842	31,507	28,796	33,616
General and administrative expenses	14,021	10,292	8,043	8,327	8,727
Marketing and advertising	31,813	20,468	12,566	12,823	12,732
Depreciation and amortization	7,636	7,045	6,377	5,997	5,625
Special (benefit) charges	—	—	—	(174)	1,774

Total expenses	143,473	102,922	74,272	68,039	76,100

Operating income (loss)	48,924	24,200	7,151	(6,201)	(8,004)
Equity in earnings from unconsolidated businesses	328	369	317	241	372
Interest expense	(104)	(24)	(18)	(4)	(17)
Interest and dividend income	4,033	2,161	540	225	924
Litigation settlement	—	—	—	2,282	—
Other (expense) income	(397)	(306)	(130)	(195)	(61)

Income (loss) before taxes on income	52,784	26,400	7,860	(3,652)	(6,786)
Income tax expense (benefit)	21,131	(5,629)	591	174	16,589

Income (loss) available to common shareholders	$31,653	$32,029	$7,269	$(3,826)	$(23,375)

Income (loss) per common share
Basic	$1.54	$1.59	$0.44	$(0.24)	$(1.34)
Diluted	1.47	1.54	0.44	(0.24)	(1.34)

Cash dividends	$0.36	$0.13	—	—	—

Weighted average shares used in computation
Basic	20,500	20,099	16,391	16,191	17,465
Diluted	21,492	20,814	16,616	16,191	17,465

Selected Operating Data
Laser vision correction procedures	142,000	95,835	65,485	57,104	72,032

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data
Cash and cash equivalents	$111,031	$86,588	$64,908	$18,298	$16,609
Working capital	120,374	91,682	60,986	13,020	14,378
Total assets	166,852	129,577	90,037	39,996	43,188
Debt maturing in one year	2,122	542	—	10	26
Total debt, excluding current portion	1,434	376	—	—	4
Retained earnings (deficit)	16,514	(7,732)	(37,069)	(44,338)	(40,512)
Total stockholders’ investment	144,136	111,837	78,802	32,112	38,202

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis in conjunction with ‘‘Item 6. Selected Financial Data’’ above and with the financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors.”
Overview
We are a leading developer and operator of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use fixed-site excimer lasers manufactured by Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-procedure follow-ups in our vision centers.
The majority of our revenues currently are derived from LASIK laser vision correction procedures performed in our U.S. vision centers.
Our operating costs and expenses include:
x	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and the license fees per procedure paid to equipment suppliers Advanced Medical Optics, Bausch & Lomb and Alcon

x	Direct costs of services, including vision center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

x	General and administrative costs, including headquarters staff expense and other overhead costs

x	Marketing and advertising costs

x	Depreciation of equipment
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
Our revenues are impacted by a number of factors, including the following:
x	Our ability to generate customers through our arrangements with managed care companies, direct to consumer advertising and word of mouth referrals

x	Our mix of procedures among the different types of laser technology

x	New vision center openings and our ability to increase procedure volume at existing vision centers

x	The availability of patient financing

x	General economic conditions and consumer confidence levels

x	The continued growth and increased acceptance of laser vision correction

x	The effect of competition and discounting practices in our industry
Certain states prohibit us from practicing medicine, employing ophthalmologists to practice medicine on our behalf or employing optometrists to render optometry services on our behalf. In those states, we may contract with professional corporations to provide these services.

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2005	2004	2003

First Quarter	37,578	24,270	17,028

Second Quarter	36,010	24,093	16,432

Third Quarter	34,187	23,248	15,965

Fourth Quarter	34,225	24,224	16,060

Year	142,000	95,835	65,485

In 2005, revenues increased by $65,275,000 or 51.3%, to $192,397,000 from $127,122,000 in 2004. Approximately $61,237,000 of this increase in revenues in 2005 was a result of higher procedure volumes and approximately $4,038,000 was a result of improved pricing. Continued improvement in marketing and advertising effectiveness and continued growth and increased patient acceptance of laser vision correction, together with third-party financing and our own patient financing plan, among other factors, helped to grow procedure volume in 2005 over 2004.
In 2004, revenues increased by $45,699,000 or 56.1%, to $127,122,000 from $81,423,000 in 2003. Approximately $37,737,000 of this increase in revenues in 2004 was a result of improved pricing, and approximately $7,962,000 was due to higher procedure volumes. As in 2005, we believe that improved marketing and advertising effectiveness, together with third-party patient financing and our own patient financing plan, helped to grow procedure volume in 2004 over 2003.
Although the market for laser vision correction remains highly competitive, we have raised our average price per procedure over last year. Our average price per procedure increased 2.1% to $1,355 in 2005 from $1,326 in 2004.
Our strongest quarter in terms of number of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season. The historic seasonality of our business was in part offset in 2005 by opening vision centers throughout the year. As of July 1, 2005, our revenue and reported procedural volume no longer includes the results of our Canadian joint venture.
Operating Costs and Expenses
2005 Compared to 2004
The following table shows the increase in components of operating expenses from 2005 to 2004 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2005	2004	Increase	2005	2004
Medical professional and license fees	$35,051	$24,275	$10,776	18.2	19.1%
Direct costs of services	54,952	40,842	14,110	28.6	32.1
General and administrative expenses	14,021	10,292	3,729	7.3	8.1
Marketing and advertising	31,813	20,468	11,345	16.5	16.1
Depreciation and amortization	7,636	7,045	591	4.0	5.5
Medical professional expenses increased by approximately $6,700,000 in 2005 from 2004 as a result of increased revenues from higher procedure volumes. License fees increased by $4,076,000, primarily as a result of higher procedure volume.
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, finance charges and facility costs of operating laser vision correction centers. These direct costs increased in 2005 by $14,110,000 compared to 2004. This increase was largely due to salaries and benefits, financing fees related to third-party patient financing, surgical supplies, laser rent and maintenance contracts, and rent and utilities.
General and administrative expenses increased by $3,729,000 in 2005 as compared to 2004, primarily as a result of increased salaries and benefits, professional services, telecommunications and travel.
Marketing and advertising expenses increased by $11,345,000 in 2005 from 2004, primarily as a result of our efforts to support new markets and help to grow volume in existing markets.

Depreciation and amortization expense increased by $591,000 in 2005 from 2004, primarily as a result of opening 10 new vision centers in 2005.
Interest and dividend income increased by $1,872,000 in 2005 from 2004, due to income on long-term receivables, higher levels of invested cash and higher interest rates.
U.S. income tax expense of $20,634,000 was recorded in 2005. The current year income tax provision of our Canadian facilities was $496,000.
2004 Compared to 2003
The following table shows the increase in components of operating expenses from 2003 to 2004 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2004	2003	Increase	2004	2003
Medical professional and license fees	$24,275	$15,779	$8,496	19.1%	19.4%
Direct costs of services	40,842	31,507	9,335	32.1	38.7
General and administrative expenses	10,292	8,043	2,249	8.1	9.9
Marketing and advertising	20,468	12,566	7,902	16.1	15.4
Depreciation and amortization	7,045	6,377	668	5.5	7.8
Medical professional expenses increased by approximately $5,522,000 in 2004 from 2003 as a result of increased revenues from higher procedure volumes. License fees increased by $2,974,000, primarily as a result of higher procedure volume.
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, financing charges and facility costs of operating laser vision correction centers. These direct costs increased in 2004 by $9,335,000 compared to 2003. This increase was largely due to salaries and benefits, financing fees related to third-party patient financing, rent and utilities expense and surgical supplies.
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
Liquidity and Capital Resources
Net cash provided by operating activities in 2005 was $41,060,000, significantly exceeding our expenditures in investing activities during the period to open new facilities. As a result, cash and cash equivalents increased to $111,031,000 (including $0.5 million of cash maintained by our captive insurance company pursuant to statutory requirements) as of December 31, 2005, compared to $86,588,000 as of December 31, 2004. The major uses of cash in 2005 were capital expenditures in connection with opening new vision centers and the payment of cash dividends.

Our contractual obligations for future cash payments as of December 31, 2005 are summarized in the following table.

		Payments due by Period
					More than 5
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	years
Capital Leases	3,689,000	2,194,000	1,495,000
Operating Lease Obligations	17,215,000	4,475,000	7,174,000	4,450,000	1,116,000
Deferred Compensation	2,569,000				2,569,000
Total	23,473,000	6,669,000	8,669,000	4,450,000	3,685,000
As of December 31, 2005, we had net operating loss carryforwards for federal income tax purposes of $5,200,000. These expire in varying amounts from 2017 until 2022. As of December 31, 2005, the entire net operating loss carryforward is subject to an annual IRC Section 382 limitation of $3,250,000.
Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1.2 million and $1.5 million. Actual costs vary from vision center to vision center based upon the location of the market, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.
The following is a list of the new vision centers we opened in the last two fiscal years:

2005	2004
Sacramento, CA	Orlando, FL
Norfolk, VA	Toronto, Canada
Hartford, CT	San Antonio, TX
Milwaukee, WI	Jacksonville, FL
Phoenix, AZ	Kansas City, KS
Austin, TX	St. Louis, MO
Portland, OR	Salt Lake City, UT
Pittsburgh, PA
Albuquerque, NM
Birmingham, AL
Laser and equipment upgrades and vision center expansions resulted in capital expenditures of $10,748,000 in 2005 and $7,213,000 in 2004, which were funded by cash flow from operations in both years.
We have expanded the use of our own sponsored patient financing. As of December 31, 2005, we had $11.6 million in accounts receivable, net of allowance for doubtful accounts, which is an increase of $2.1 million since December 31, 2004.
Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2005. These funds are not available for general corporate purposes. We expect cash reserves in our captive insurance company to grow over time.
We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and capital lease obligations.
Critical Accounting Estimates
Accounts Receivable
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee and the remainder is deducted over a period of 12 to 36 months. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.
As of December 31, 2005, the discount in receivables with an initial term over 12 months was $284,000.

Allowance for Doubtful Accounts
As a result of an expansion of the amount of patient financing provided in 2005, we are exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of lenders that provide financing to customers similar to ours, we have established allowance for doubtful accounts as of December 31, 2005 of $3,145,000 against accounts receivable of $14,797,000. To the extent that our actual allowance for doubtful account writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful accounts write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
Captive Insurance Company Reserves
Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2005, we recorded an insurance reserve amount of $3,840,000, which primarily represents an actuarially determined estimate of claims incurred but not yet reported. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.
Income Taxes
At December 31, 2005, we had approximately $5,200,000 of net operating loss carryforwards that can be used to reduce future taxable income. The entire net operating loss carryforward of $5,200,000 is subject to an annual IRC Section 382 limitation of $3,250,000.
The Company recorded an income tax benefit of $10,489,000 in the first six months of 2004 as a result of a reversal of the valuation allowance on deferred tax assets. A benefit of $5,900,000 was recorded in the first quarter of 2004, and the balance of $4,589,000 was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and our expected profitability thereafter. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.
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

We currently own a non-controlling interest in Lasik M.D. Toronto. Prior to the third quarter of 2005, financial results for our Canadian joint venture were consolidated into our financial statements. During the third quarter of 2005, we transferred financial and operational control of the joint venture to our partners in Toronto. Therefore, effective July 1, 2005, we began to account for the results of the Canadian venture using the equity method. While there is currently no material difference in the net income or earnings per share as a result of this change, our revenues and reported procedural volume no longer include the procedures performed in Canada.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We anticipate the impact of adopting SFAS 123(R) will decrease net income by $3.9 to $4.4 million in 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The carrying values of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. As a result of this assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria described above. No matter how well designed, all internal control systems have inherent limitations and even those systems determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.
Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ Craig P. R. Joffe	/s/ Alan H. Buckey

Craig P. R. Joffe	Alan H. Buckey
Interim Chief Executive Officer	Executive Vice President/Finance, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LCA-Vision Inc.
We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Cincinnati, Ohio
March 1, 2006

Report of Independent Registered Public Accounting Firm on
Management’s Assessment of Internal Control Over Financial Reporting
The Board of Directors and Shareholders of LCA-Vision Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that LCA-Vision Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that LCA-Vision Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005 of LCA-Vision Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.
Ernst & Young LLP
Cincinnati, Ohio
March 1, 2006

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$111,031	$86,588
Accounts receivable, net of allowance for doubtful accounts of $2,641 and $2,260	10,520	8,395
Receivables from vendors	3,207	1,077
Prepaid expenses, inventory and other	4,031	2,420
Income taxes receivable	2,875	267
Deferred tax assets	3,542	6,015

Total current assets	135,206	104,762

Property and equipment	63,026	50,374
Accumulated depreciation and amortization	(38,342)	(31,743)

Property and equipment, net	24,684	18,631

Accounts receivable, net of allowance for doubtful accounts of $504 and $605	1,132	1,171
Deferred compensation plan assets	2,569	1,187
Investment in unconsolidated businesses	158	168
Deferred tax assets	2,064	2,593
Other assets	1,039	1,065

Total assets	$166,852	$129,577

Liabilities and stockholders’ investment
Current liabilities
Accounts payable	$3,800	$4,964
Accrued liabilities and other	8,910	7,574
Debt maturing in one year	2,122	542

Total current liabilities	14,832	13,080

Capital lease obligations	1,434	376
Deferred compensation liability	2,569	1,215
Insurance reserve	3,840	2,568
Minority equity interest	41	501

Stockholders’ investment
Common stock ($.001 par value; 24,368,992 and 23,767,353 shares and 20,768,198 and 20,216,559 shares issued and outstanding, respectively)	24	24
Contributed capital	145,262	134,708
Common stock in treasury, at cost (3,600,794 shares and 3,550,794 shares)	(17,671)	(15,462)
Retained earnings (deficit)	16,514	(7,732)
Accumulated other comprehensive income	7	299

Total stockholders’ investment	144,136	111,837

Total Liabilities and Stockholders’ Investment	$166,852	$129,577

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Revenues — Laser refractive surgery	$192,397	$127,122	$81,423

Operating costs and expenses
Medical professional and license fees	35,051	24,275	15,779
Direct costs of services	54,952	40,842	31,507
General and administrative expenses	14,021	10,292	8,043
Marketing and advertising	31,813	20,468	12,566
Depreciation and amortization	7,636	7,045	6,377

Operating income	48,924	24,200	7,151

Equity in earnings from unconsolidated businesses	328	369	317
Minority equity interest	(417)	(544)	(372)
Interest expense	(104)	(24)	(18)
Interest and dividend income	4,033	2,161	540
Other income, net	20	238	242

Income before taxes on income	52,784	26,400	7,860

Income tax expense (benefit)	21,131	(5,629)	591

Net income	$31,653	$32,029	$7,269

Income per common share
Basic	$1.54	$1.59	$0.44
Diluted	$1.47	$1.54	$0.44

Weighted average shares outstanding
Basic	20,500	20,099	16,391
Diluted	21,492	20,814	16,616
See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
		(dollars in thousands)
Cash flow from operating activities:
Net income	$31,653	$32,029	$7,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,636	7,045	6,377
Provision for loss on doubtful accounts	280	969	1,781
Gain on disposal of assets	(20)	—	(190)
Deferred income taxes	3,002	(8,608)	—
Deferred tax benefit on disqualified stock options	5,670	1,311	—
Deferred compensation	1,354	758	328
Insurance reserve	1,272	1,605	908
Equity in earnings from unconsolidated businesses	(328)	(369)	(317)
Changes in working capital:
Accounts receivables	(2,331)	(6,531)	(5,191)
Receivables from vendors	(2,130)	(275)	(465)
Prepaid expenses, inventory and other	(1,544)	(998)	40
Income taxes receivable	(2,608)	(267)	—
Accounts payable	(1,723)	81	1,028
Income taxes payable	(254)	16	81
Accrued liabilities and other	1,131	3,041	831

Net cash provided by operating activities	41,060	29,807	12,480

Cash flows from investing activities:
Purchase of property and equipment	(10,748)	(7,213)	(5,231)
Proceeds from sale of property and equipment	20	—	225
Distribution from minority equity investees	1,215	586	195
Deferred compensation plan	(1,382)	(726)	(334)
Other, net	150	(108)	204

Net cash (used in) investing activities	(10,745)	(7,461)	(4,941)

Cash flows from financing activities:
Principal payments of capital lease obligations	(1,140)	(176)	(10)
Loan payments made by stockholders	—	—	1,353
Loans to stockholders	—	—	(22)
Shares repurchased for treasury stock	(2,209)	—	—
Stock offering	—	—	36,727
Exercise of stock options and warrants	4,884	2,202	1,023
Dividends paid to stockholders	(7,407)	(2,692)	—

Net cash (used in) provided by financing activities	(5,872)	(666)	39,071

Increase in cash and cash equivalents	24,443	21,680	46,610

Cash and cash equivalents at beginning of year	86,588	64,908	18,298

Cash and cash equivalents at end of year	$111,031	$86,588	$64,908

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

	Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)			(dollars in thousands)
Common Stock
Balance at beginning of year	23,767,353	$24	23,465,342	$16	19,665,459	$13
Employee plans	601,639	—	304,169	—	199,883	—
Stock offering	—	—	—	—	3,600,000	3
Stock split — par value effect	—	—	—	8	—	—
Partial shares	—	—	(2,158)	—	—	—

Balance at end of Year	24,368,992	24	23,767,353	24	23,465,342	16

Warrants
Balance at beginning of year	—	—	—	—	150,000	1,982
Expired warrants	—	—	—	—	(150,000)	(1,982)

Balance at end of year	—	—	—	—	—	—

Notes Receivable from Stockholders
Balance at beginning of year		—		—		(1,532)
Decrease in notes outstanding		—		—		1,554
Increase in notes outstanding		—		—		(22)

Balance at end of year		—		—		—

Treasury Stock
Balance at beginning of year	(3,550,794)	(15,462)	(3,550,794)	(15,462)	(3,550,794)	(15,462)
Shares repurchased	(50,000)	(2,209)	—	—	—	—

Balance at end of year	(3,600,794)	(17,671)	(3,550,794)	(15,462)	(3,550,794)	(15,462)

Contributed Capital
Balance at beginning of year		134,708		131,203		91,474
Stock Split — par value effect				(8)		—
Employee plans		4,884		2,250		1,022
Stock offering				—		36,725
Stock split fractional shares				(48)		—
Expired warrants				—		1,982
Deferred tax benefit of disqualified stock options		5,670		1,311		—

Balance at end of year		145,262		134,708		131,203

Retained earnings (deficit)
Balance at beginning of year		(7,732)		(37,069)		(44,338)
Net Income (loss)		31,653		32,029		7,269
Dividends paid ($0.13 per share)		(7,407)		(2,692)		—

Balance at end of year		16,514		(7,732)		(37,069)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		299		114		(25)
Translation adjustments		(286)		154		139
Unrealized investment gain		(6)		31		—

Balance at end of year		7		299		114

Total Stockholders’ Investment		$144,136		$111,837		$78,802

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description Of Business And Summary Of Significant Accounting Policies
Business
We are a leading developer and operator of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use fixed-site excimer lasers manufactured by Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent board-certified ophthalmologists and credentialed optometrists as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 550,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently own and operate 50 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States, and a joint venture in Canada.
Consolidation Policy
We use two different methods to report our investments in our subsidiaries and other companies — consolidation and the equity method.
Consolidation
We use the consolidation method to report our investment in subsidiaries and other companies when we own a majority of the voting stock of the subsidiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers, in accordance with EITF 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Prior to September 2002, our contractual management arrangements did not permit consolidation of our relationships with professional corporations pursuant to EITF 97-2 because we did not maintain a ‘‘controlling financial interest’’ in the professional corporations. Beginning in September 2002, we began a process of renewing our agreements with the professional corporations and opening new vision centers with agreements that meet the ‘‘controlling financial interest’’ criteria of EITF 97-2.
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
We currently own a non-controlling interest in Lasik M.D. Toronto. Prior to the third quarter of 2005, financial results for our Canadian joint venture were consolidated into our financial statements. During the third quarter of 2005, we transferred financial and operational control of the joint venture to our partners in Toronto. Therefore, effective July 1, 2005, we began to account for the results of the Canadian venture using the equity method. While there is currently no material difference in the net income or earnings per share as a result of this change, our revenues and reported procedural volume no longer include the procedures performed in Canada.

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
Trade Receivables
Trade receivables are comprised primarily of amounts owed to the Company from patients and from professional corporations — $14,797,000 at December 31, 2005 and $12,432,000 at December 31, 2004. Trade receivables are presented net of allowances for doubtful accounts of $3,145,000 and $2,865,000 at December 31, 2005 and 2004, respectively. For patients that we finance with an initial term over 12 months, we recognize revenues based upon the present values of the expected payments.
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon the credit experience of centers that provide financing to customers similar to ours, we have established allowance for doubtful accounts as of December 31, 2005 of $3,145,000 against accounts receivable of $14,797,000.
Property and Equipment, and Depreciation and Amortization
Property and Equipment
We show our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheets and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred. Assets recorded under capitalized leases are amortized to expense which is included in the Depreciation and Amortization expense.
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
Captive Insurance Company Reserves
Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2005, we recorded an insurance reserve amount of $3,840,000, which primarily represents an actuarially determined estimate of claims incurred but not yet reported.
Income Taxes
At December 31, 2005, we had approximately $5,200,000 of net operating loss carryforwards that can be used to reduce future taxable income. The entire net operating loss carryforward of $5,200,000 is subject to an IRC Section 382 annual limitation of $3,250,000.
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
Per Share Data
Basic per-share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus the potential issuance of common shares if in-the-money stock options are exercised.
     The total number of unexercised options as of December 31 was:

	2005	2004	2003
Options	1,494,640	1,773,465	1,663,877

Following is a reconciliation of basic and diluted earnings per share for the twelve-month periods ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Basic Earnings
Net income	$31,653	$32,029	$7,269
Weighted average shares outstanding	20,500	20,099	16,391
Basic earnings per share	$1.54	$1.59	$0.44

Diluted Earnings
Net income	$31,653	$32,029	$7,269
Weighted average common shares and potential dilutive shares	20,500	20,095	16,391
Effect of dilutive securities
Stock Options	992	715	225
Weighted average common shares and potential dilutive shares	21,492	20,814	16,616
Diluted earnings per share	$1.47	$1.54	$0.44
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
We apply APB No. 25 and related interpretations utilizing the intrinsic value method in accounting for our stock option plans. We have adopted the disclosure-only provisions of SFAS No. 123. Prior to January 1, 2006, we recognized no compensation expense for our stock options granted to employees or directors. If we had elected to recognize compensation expense based on the fair value at the grant dates consistent with the provisions of SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

		Years ended December 31,
		2005	2004	2003
Net income	As reported	$ 31,653	$ 32,029	$ 7,269
	Pro forma	29,026	30,709	6,231

Basic net income per share	As reported	$ 1.54	$ 1.59	$ 0.44
	Pro forma	1.42	1.53	0.38

Diluted net income per share	As reported	$ 1.47	$ 1.54	$ 0.44
	Pro forma	1.35	1.48	0.38
We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following assumptions:

	2005	2004	2003
Dividend yield	1.0 — 1.2%	1.2%	0%
Expected volatility	77 — 93%	52 — 91%	89 — 97%
Risk free interest rate	3.28 — 4.33%	1.52 — 3.48%	1.44 — 3.21%
Expected lives (in years)	2 to 5	2 to 5	2 to 5
Additional information on options is included in Note 7.

Marketing and Advertising Expenditures
Marketing and advertising expenditures are expensed as incurred, except for the costs associated with direct mail. Direct mail costs are expensed upon mailing.
Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. See Stock-Based Compensation above for information had SFAS No. 123(R) been in effect at December 31, 2005. We anticipate the impact of adopting SFAS 123(R) will decrease net income by $3.9 million to $4.4 million in 2006.
2. Stockholders’ Investment
Common Stock
We are authorized to issue up to 27.5 million shares of common stock. In 2005, our Board of Directors authorized the repurchase of up to one million shares of our common stock. 50,000 shares were repurchased during 2005. At December 31, 2005, the number of shares reserved for future issuance was 2,066,624 shares under stock incentive plans.
Preferred stock
At December 31, 2005, there were no shares of preferred stock issued and outstanding.
Treasury stock
At December 31, 2005, there were 3,600,794 shares of common stock held in treasury.
3. Credit Arrangements
The Company’s revolving credit facility matured on July 31, 2004. Management did not anticipate needing to utilize a credit facility and chose to not seek renewal of the credit facility at such time.
4. Investment in Unconsolidated Businesses
Our investments in unconsolidated businesses were $158,000 and $168,000 at December 31, 2005 and 2004, respectively. At December 31, 2005, we had equity investments in Eyemed/LCA-Vision, LLC and Lasik M.D. Toronto Inc.
Combined summary financial information for these entities is as follows (dollars in thousands):

	December 31,
	2005	2004
Financial Position:
Current assets	$3,170	$455
Total assets	3,170	455
Total liabilities	1,568	72
Members’ equity	1,602	383

Operating Results:
Revenue	$16,632	$1,043
Net income	2,919	810

5. Income Taxes
The components of income tax expense (benefit) for the three years ended December 31, 2005 are presented in the following table (dollars in thousands):

	2005	2004	2003
Current:
Federal	$14,247	$487	$193
State and local	3,386	559	51
Foreign	496	621	347

Total	18,129	1,667	591

Deferred:
Federal	2,635	7,922	1,864
State and local	367	1,181	190

Total	3,002	9,103	2,054

Income tax expense (benefit)	21,131	10,770	2,645
Valuation allowance (decrease) increase	—	(16,399)	(2,054)

Net income tax (benefit) expense	$21,131	($5,629)	$591

The Company reversed the valuation allowance on deferred tax assets in 2004 by recording an income tax benefit of $10,489,000 in the first six months of 2004. A benefit of $5,900,000 was recorded in the first quarter of 2004, and the balance of $4,589,000 was recorded in the second quarter of 2004. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and expected future profitability. As a result, we currently believe it is more likely than not that the deferred tax asset relating primarily to our U.S. net operating loss carryforwards will be realized to the extent of the tax benefit recorded. The computation of our deferred tax asset and valuation allowance is based on taxable income we expect to earn over future periods, which will include the utilization of previously accumulated net operating tax losses.
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
Pretax income for the last three years has been:

	2005	2004	2003
Domestic	$51,609	$25,286	$6,761
Foreign	1,175	1,114	1,099

Total	$52,784	$26,400	$7,860

Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred tax assets are shown in the following table (dollars in thousands):

	December 31,
	2005	2004
Current deferred tax assets:
Net operating loss carryforward	$1,341	$3,835
Accounts receivable	1,370	1,156
Equity investments	9	4
Captive insurance	462	360
Alternate minimum tax	—	678
Other	—	18
Enhancement Reserve	360	—

Total current deferred tax assets	3,542	6,051

Long-term deferred tax assets:
Net operating loss carryforwards	684	2,103
Deferred compensation	956	490
Property and equipment	424	—

Total long-term deferred tax assets	2,064	2,593

Total deferred tax assets	5,606	8,644

Deferred tax liabilities — property and equipment	—	(36)

Net deferred tax assets	$5,606	$8,608

The following table reconciles the statutory federal income tax rate of 35% for 2005 and 34% for 2004 and 2003, and the tax (benefit) provision shown in our Consolidated Statements of Operations (dollars in thousands):

	2005	2004	2003
Tax at statutory federal rate	$18,494	$9,240	$2,673
State income taxes, net of federal benefit	2,474	1,890	159
Permanent differences	49	22	21
Foreign income tax	107	46	347
Change in valuation allowance	—	(16,399)	(2,054)
Change in effective tax rate	93	(434)	—
Other	(86)	6	(555)

Income tax provision (benefit)	$21,131	($5,629)	$591

At December 31, 2005 and 2004 we had federal net operating loss carryforwards for income tax purposes of approximately $5,200,000 and $15,000,000, respectively. These expire in varying amounts from 2017 until 2022.
We acquired approximately $19,000,000 of net operating loss carryforwards in 1997 when we purchased Refractive Centers International, Inc. The use of these acquired net operating losses was subject to annual IRC 382 limitation of $2,500,000. During 2003 and 2004, we used all of the net operating loss carryforwards acquired from Refractive Centers International.
At December 31, 2005, we had approximately $5,200,000 of net operating loss carryforwards that can be used to reduce future taxable income. The entire net operating loss carryforward, $5,200,000, is subject to an annual IRC Section 382 limitation of $3,250,000.

6. Leasing Arrangements
We lease office space for our vision centers. Capitalized leases are being used to finance lasers.
The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2005
	Capital	Operating
	Leases	Leases
Year
2006	$2,194	$4,475
2007	1,122	3,793
2008	373	3,381
2009		2,856
2010		1,594
Beyond 2010		1,116

Total minimum rental commitment	$3,689	$17,215

Less interest	133

Present value of minimum lease payments	3,556
Less current installments	2,122

Long-term obligations at December 31, 2005	$1,434

The net book value of assets under capitalized leases at December 31, 2005 was $4,154,000.
Total rent expense under operating leases amounted to $6,385,000 in 2005; $5,538,000 in 2004; and $4,428,000 in 2003.
7. Employee Benefits
Savings Plan
We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We made contributions of $52,000 in 2005; $41,000 in 2004; and $0 in 2003.
Stock Incentive Plans
We have three stock incentive plans, the 1995 Long Term-Stock Incentive Plan (“1995 Plan”), the 1998 Long Term-Stock Incentive Plan (“1998 Plan”) and the 2001 Long-Term Stock Incentive Plan (“2001 Plan”). A maximum of 937,500 shares are reserved for the 1995 Plan, 1,875,000 shares are reserved for the 1998 Plan and 937,500 shares are reserved for the 2001 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.
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

The following table summarizes the status of options granted under our 1995, 1998 and 2001 Plans:

	Stock Options	Exercise Price
Outstanding at 12/31/02	1,258,427	$8.53
Granted	898,313	8.74
Exercised	(199,883)	5.12
Cancelled/forfeited	(292,980)	10.63

Outstanding at 12/31/03	1,663,877	8.64
Granted	469,114	16.57
Exercised	(304,169)	7.40
Cancelled/forfeited	(55,357)	11.71

Outstanding at 12/31/04	1,773,465	10.83
Granted	403,398	28.99
Exercised	(601,639)	8.12
Cancelled/forfeited	(80,584)	16.54

Outstanding at 12/31/05	1,494,640	16.64

Options exercisable,
December 31,
2003	637,641	9.18
2004	708,210	9.10
2005	533,870	11.29
The following table summarizes information about the stock options granted under the 1995, 1998 and 2001 Plans that were outstanding at December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-average	Weighted-		Weighted-
Range of exercise	# outstanding	remaining	average	# Exercisable as	average
prices	as of 12/31/05	contractual life	exercise price	of 12/31/05	exercise price
$ 1.78—$ 5.92	209,671	6.75	$4.62	122,055	$4.25
$ 5.99—$11.84	165,587	5.86	$8.86	107,087	$9.42
$12.19—$12.19	254,927	7.94	$12.19	142,051	$12.19
$12.50—$16.57	235,126	6.72	$15.09	97,426	$14.15
$16.58—$17.27	160,551	8.68	$16.67	32,251	$16.68
$17.29—$22.81	77,250	8.81	$21.10	14,250	$20.83
$27.05—$27.05	265,500	9.15	$27.05	0	$0.00
$28.59—$44.60	116,028	5.28	$32.81	18,750	$29.67
$48.25—$48.25	5,000	9.50	$48.25	0	$0.00
$48.52—$48.52	5,000	9.52	$48.52	0	$0.00

$ 1.78—$48.52	1,494,640	7.49	$16.64	533,870	$11.29

At December 31, 2005 a total of 571,984 shares were available for awards under the 1995, 1998 and 2001 Plans.
The weighted-average fair value of options granted was $28.99 per option during 2005; $16.57 per option during 2004; and $8.74 per option during 2003.

8. Commitments and Contingencies
In the opinion of senior management there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.
9. Additional Financial Information
The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):
Balance Sheet Information

	At December 31,
	2005	2004
Property and Equipment
Land	$354	$354
Building and improvements	6,106	5,698
Leasehold improvements	8,353	6,467
Furniture and fixtures	4,046	3,331
Equipment	35,607	31,166
Equipment under capital leases	3,877	1,250

	58,343	48,266
Accumulated depreciation	(38,342)	(31,743)
Construction in progress	4,683	2,108

	$24,684	$18,631

Cash Flow Information

	For the Year Ended December 31,
	2005	2004	2003
Cash paid during the year for
Interest	$104	$24	$(18)
Income taxes	15,348	1,907	608

Other comprehensive income (loss) information
Comprehensive income (loss):
Income applicable to common stock	$31,653	$32,029	$7,269
Unrealized (loss) gain on investment	(6)	31	0
Other comprehensive (loss) income, net of income tax/currency translation adjustments	(286)	154	139

Total comprehensive income	$31,361	$32,214	$7,408

10. Quarterly Financial Data (unaudited) (1)
Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2005 Quarters				2004 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$50,190	$48,391	$47,031	$46,785	$31,650	$31,554	$31,203	$32,715
Operating income	15,348	12,922	12,028	8,626	6,761	6,273	5,537	5,629
Net Income	9,311	7,828	7,946	6,568	12,729	10,849	3,595	4,856
Earnings per share
Basic(1)	0.46	0.38	0.39	0.32	0.64	0.54	0.18	0.24
Diluted(1)	0.44	0.36	0.37	0.30	0.62	0.52	0.17	0.23
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the rules thereunder.
In addition, no change in the Company’s internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, LCA-Vision’s internal control over financial reporting. The Audit Committee of the Board of Directors, which consists of our independent Directors, meets periodically with management and Ernst & Young LLP to review the activities of each in discharging their responsibilities. Ernst & Young LLP has free access to the Audit Committee and to all Company records and personnel in connection with its audits.
Management’s report on internal control over financial reporting
Information on the Company’s internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data — Report of Management on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and is incorporated herein by reference.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required by this Item 10 is incorporated by reference from “Election of Directors,” “Executive Officers” and “Board of Directors Meetings and Committees” to be included in our definitive Proxy Statement which will be filed with the Securities and Exchange Commission (SEC) in connection with the 2006 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2006 Annual Meeting of Stockholders.
The information called for by Item 201(d) of Regulation S-K is presented below.
Equity Compensation Plan Information

Number of securities
		Weighted-average	remaining available for future
	Number of securities to	exercise price of	issuance under equity
	be issued upon exercise	outstanding options,	compensation plans
	of outstanding options,	warrants and rights	(excluding securities reflected
Plan Category	warrants and rights (a)	(b)	in column (a))
Equity compensation plans approved by security holders	1,494,646	$16.64	571,984
Equity compensation plans not approved by security holders	—	—	—
Total	1,494,640	$16.64	571,984
Item 13. Certain Relationships and Related Transactions.
The information required by this Item 13 is incorporated by reference from “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated from “Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statements Schedules.
(a)(1) List of Financial Statements
The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:
Report of Independent Registered Public Accounting Firm on Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Investment for years ended December 31, 2005, 2004, and 2003
(a)(2) List of Schedules
     Schedule II Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts and Reserves
LCA-Vision Inc.
For the years ended December 31, 2005, 2004, and 2003
(in thousands)

		Charges
	Balance at	to Cost		Balance
	Beginning	and		at End of
Description	of Period	Expenses	Deductions	Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$2,865	$1,778	$1,498	$3,145
Enhancement reserve	498	1,264	1,186	576
Insurance reserve	2,568	1,466	194	3,840

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,896	$1,344	$375	$2,865
Enhancement reserve	361	1,119	982	498
Insurance reserve	963	1,859	254	2,568

Year ended December 31, 2003:
Allowance for doubtful accounts	$231	$1,807	$142	$1,896
Enhancement reserve	266	802	707	361
Insurance reserve	55	920	12	963

(a)(3) List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

*3(b)	Amended Bylaws of Registrant (Exhibit (b) to Annual Report on Form 10-K for the year ended December 31, 2004)

*10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10(b)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement of LCA-Vision Inc. for Special Meeting of Stockholders held October 16, 1998 on Schedule 14A filed on September 22, 1998)

*10(c)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement of LCA-Vision Inc. for Annual Meeting of Stockholders held May 7, 2001 on Schedule 14A filed on April 9, 2001)

*10(d)	Employment Agreement of Kevin M. Hassey (Exhibit 10.1 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(e)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(f)	Executive Cash Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2005)

*10(g)	Compensation Arrangements with named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 28, 2005)

*10(h)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)

*10(i)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)

*10(j)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)

*10(k)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)

*14	Code of Business Conduct and Ethics (Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.

Date: March 13, 2006	By: /s/ Craig P. R. Joffe Craig P. R. Joffe, Interim Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Alan H. Buckey and Craig P. R. Joffe, his true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2005, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 13th day of March, 2006.

/s/ Craig P. R. Joffe	Interim Chief Executive Officer
Craig P. R. Joffe	(Principal Executive Officer)

Executive Vice President/Finance and
/s/ Alan H. Buckey	Chief Financial Officer
Alan H. Buckey	(Principal Financial and Accounting Officer)

/s/ Stephen N. Joffe	Chairman of the Board
Stephen N. Joffe

/s/ William F. Bahl	Director
William F. Bahl

/s/ Thomas G. Cody	Director
Thomas G. Cody

/s/ John H. Gutfreund	Director
John H. Gutfreund

/s/ John C. Hassan	Director
John C. Hassan

/s/ E. Anthony Woods	Director
E. Anthony Woods