Form 10-Q
period 2006-03-31
LCA VISION INC
filed 2006-05-09
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.
For the transition period from ______ to ______
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
Large accelerated filer  ☑  Accelerated filer ☐ Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,755,943 shares as of May 5, 2006.
LCA-Vision Inc.

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$125,327	$111,031
Accounts receivable, net of allowance for doubtful accounts of $2,580 and $2,641	10,783	10,520
Receivables from vendors	4,109	3,207
Prepaid expenses, inventory and other	4,642	4,031
Income taxes receivable	—	2,875
Deferred tax assets	2,849	3,542

Total current assets	147,710	135,206

Property and equipment	65,865	63,026
Accumulated depreciation and amortization	(40,268)	(38,342)

Property and equipment, net	25,597	24,684

Accounts receivable, net of allowance for doubtful accounts of $483 and $504	1,166	1,132
Deferred compensation plan assets	3,019	2,569
Investment in unconsolidated businesses	296	158
Deferred tax assets	2,064	2,064
Other assets	1,043	1,039

Total Assets	$180,895	$166,852

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$3,313	$3,800
Accrued liabilities and other	11,534	8,910
Income taxes payable	2,909	—
Debt maturing in one year	1,753	2,122

Total current liabilities	19,509	14,832

Capital lease obligations	2,259	1,434
Deferred compensation liability	3,019	2,569
Insurance reserve	4,772	3,840
Minority equity interest	31	41

Stockholders’ investment
Common stock ($0.001 par value; 24,437,431 and 24,368,992 shares and 20,690,137 and 20,768,198 shares issued and outstanding, respectively)	24	24
Contributed capital	148,092	145,262
Common stock in treasury, at cost (3,747,294 shares and 3,600,794 shares)	(23,919)	(17,671)
Retained earnings	27,106	16,514
Accumulated other comprehensive income	2	7

Total stockholders’ investment	151,305	144,136

Total Liabilities and Stockholders’ Investment	$180,895	$166,852

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues — Laser refractive surgery	$73,396	$50,190

Operating costs and expenses
Medical professional and license fees	13,578	9,520
Direct costs of services	20,915	13,347
General and administrative expenses	4,930	3,453
Marketing and advertising	11,346	6,772
Depreciation	1,935	1,750

Operating income	20,692	15,348

Equity in earnings from unconsolidated businesses	138	24
Minority equity interest	(8)	(173)
Interest expense	(61)	(13)
Investment income	1,503	530

Income before taxes on income	22,264	15,716

Income tax expense	9,172	6,405

Net income	$13,092	$9,311

Income per common share
Basic	$0.63	$0.46
Diluted	$0.61	$0.44

Dividends declared per share	$0.12	$0.08

Weighted average shares outstanding
Basic	20,745	20,236
Diluted	21,465	21,200
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income	$13,092	$9,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,750
Provision for loss on doubtful accounts	(82)	318
Deferred income taxes	693	3,713
Tax benefit on disqualified disposition of stock options	554	—
Stock-based compensation	1,249	—
Deferred compensation	450	264
Insurance reserve	932	694
Equity in earnings of unconsolidated affiliates	(138)	(24)
Changes in working capital:
Accounts receivable	(215)	(1,135)
Receivables from vendors	(902)	(443)
Prepaid expenses, inventory and other	(611)	819
Income taxes receivable	2,875	—
Accounts payable	(487)	(2,552)
Income taxes payable	2,909	—
Accrued liabilities and other	2,627	3,139

Net cash provided by operations	$24,881	$15,854

Cash flow from investing activities:
Purchase of property and equipment	(1,702)	(1,354)
Distribution from minority equity investees	—	95
Deferred compensation plan	(450)	(161)
Other, net	—	176

Net cash used in investing activities	$(2,152)	$(1,244)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(693)	(100)
Shares repurchased for treasury stock	(6,248)	—
Exercise of stock options	1,027	663
Distribution paid to minority equity investees	(19)	—
Dividends paid to stockholders	(2,500)	(1,621)

Net cash used by financing activities	(8,433)	(1,058)

Increase in cash and cash equivalents	14,296	13,552

Cash and cash equivalents at beginning of period	111,031	86,588

Cash and cash equivalents at end of period	$125,327	$100,140

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of March 31, 2006 and December 31, 2005; condensed consolidated Statements of Income for the three months ended March 31, 2006 and 2005; and condensed consolidated Statements of Cash Flow for the three months ended March 31, 2006 and 2005. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2005 annual report on Form 10-K.
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 608,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the Untied States in 1997.
We currently operate 52 LasikPlus fixed-site laser vision correction centers generally located in large metropolitan markets in the United States, and also have a joint venture in Canada.
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
We own a non-controlling interest in Lasik M.D. Toronto, Inc. and began reporting this investment under the equity method as of July 1, 2005.
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
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2006 of $3,063,000.
Captive Insurance Company Reserves
Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. A number of claims are now pending with our captive insurance company. As of March 31, 2006, we have an insurance reserve of $4,772,000 which represents an estimate of cost to settle claims. As of March 31, 2005, the insurance reserve was $3,262,000.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.
Following is a reconciliation of basic and diluted earnings per share for the months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Basic earnings:
Net income	$13,092	$9,311
Weighted average shares outstanding	20,745	20,236
Basic earnings per share	$0.63	$0.46

Diluted earnings:
Net income	$13,092	$9,311
Weighted average shares outstanding	20,745	20,236
Effect of dilutive securities
Stock options	716	964
Restricted stock	4	—
Weighted average common shares and potential dilutive shares	21,465	21,200
Diluted earnings per share	$0.61	$0.44
Stock-Based Compensation
Effective January 1, 2006, on a modified prospective basis, the Company began using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” to recognize equity compensation expense in our results of operations. Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). Upon adoption, we recognize the cost of share-based awards on a straight-line basis over the requisite service period. The share-based compensation expense recognized due to the adoption of SFAS 123(R) for the three months ended March 31, 2006 was approximately $1,249,000, with an associated tax benefit of $213,000 for the three months ended March 31, 2006. The amount of share-based compensation capitalized was not material to our consolidated financial statements.
SFAS 123(R) also required us to change the classification in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. This excess tax benefit was not material in the first quarter of 2006.
Prior to the adoption of SFAS 123(R), the Company granted primarily stock options to employees. Since the adoption of SFAS 123(R), the Company has not granted any stock options, but instead has issued restricted stock units. Restricted stock unit awards to executive officers have performance conditions and cliff vesting. Restricted stock units awarded to other employees to date do not have performance conditions and vest over specified time periods subject to continued employment.
The adoption of SFAS 123(R) did not result in any cumulative adjustments in the financial statements.

The table below illustrates the effect of stock compensation expense on the periods presented as if the Company had always applied the fair value method:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005

Income before stock compensation expense	$14,128	$9,311
Stock compensation expense included in net income	(1,036)	—

Net income	$13,092	$9,311

Pro forma stock compensation expense		(495)

Pro forma net income		$8,816

Basic earnings per common share:
Income before stock compensation expense	$0.68	$0.46
Stock compensation expense included in net income	(0.05)	—

Net income	$0.63	$0.46

Pro forma compensation expense		(0.02)

Pro forma net income		$0.44

Diluted earnings per common share:
Income before stock compensation expense	$0.66	$0.44
Stock compensation expense included in net income	(0.05)	—

Net income	$0.61	$0.44

Pro forma stock compensation expense		(0.02)

Pro forma net income		$0.42

Stock Incentive Plans
We have three stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”) and the 2001 Long-Term Stock Incentive Plan (“2001 Plan”). A maximum of 937,500 shares are reserved for the 1995 Plan, 1,875,000 shares are reserved for the 1998 Plan and 937,500 shares are reserved for the 2001 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.
The Plans permit us to issue incentive or nonqualified stock options to purchase shares of common stock, stock appreciate rights, and other awards to employees and consultants. The 1998 Plan is used to grant stock options to our non-employee directors. Non-employee directors receive an option to purchase 28,125 shares of our common stock upon initial election or appointment and an automatic grant of 4,688 shares upon reelection. Prior to our stockholders approving the 1998 Plan, we granted our non-employee directors stock options under the LCA-Vision Inc. Directors’ Nondiscretionary Stock Option Plan, which was discontinued in 1998.
Stock options are granted with an exercise price not less than fair market value on the date of grant. Stock options granted generally become exercisable over 3 to 5 years after their date of grant; the maximum term is 10 years from the date of grant.

Stock Options
Under our stock incentive plans fixed price stock options may be granted and the option price is generally not less that the fair value of a share of the underlying stock at the date of grant. Under the stock incentive plans, approximately 3,750,000 shares of our common stock are reserved for issuance upon the exercise of options, including those outstanding at March 31, 2006. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Excepted volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.
No stock options were granted in the first quarter of 2006. The fair value of each common stock option granted during the first quarter of 2005 was estimated using the following weighted-average assumptions:

Dividend yield	1.2
Expected volatility	80 - 81%
Risk-free interest rate	3.71 - 4.33%
Expected lives (in years)	3
The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three months ended March 31, 2006 was approximately $2,063,000. The excess cash tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 was immaterial.
Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was approximately $1,032,000. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was approximately $554,000.
At March 31, 2006, there was $6,900,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.23 years.
The Company did not make any modifications to outstanding share options prior to the adoption of SFAS 123(R). There were no changes in valuation methodology after the adoption of SFAS 123(R). The only change of assumptions was in the recognition of forfeitures. Prior to the adoption of SFAS 123(R), forfeitures were recognized on a proforma basis in the period in which they occurred. With the adoption of SFAS 123(R), the Company now estimates forfeitures based upon a number of factors, including historical forfeiture rates, trends and expected forfeitures.

The following table summarizes the status of the Options for the three months ended March 31, 2006.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value (in
	Options	Price	Life	millions)
Outstanding at 1/1/06	1,494,640	$16.64
Granted	0	0
Exercised	(68,439)	15.08
Cancelled/forfeited	20,862	26.77

Outstanding at 3/31/06	1,405,339	$16.56	7.22	47.1

Exercisable at 3/31/06	620,650	$14.01	6.25	22.4
68,439 options were exercised during the first three months of 2006, resulting in a cash inflow of $1,032,000.
Restricted Stock
Our stock incentive plans permit certain employees and directors (“Participant”) to be granted restricted share unit awards in common stock. Awards of restricted share units are valued by reference to shares of common stock that entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, over a period of three years from the date of the award, and do not have voting rights.
Restricted stock awards for 134,351 shares were granted to employees during the three months ended March 31, 2006. These awards generally vest over three years, and the fair value of the awards at the grant date is expensed over the applicable vesting periods.
The following table summarizes the activity for the three months ended March 31, 2006:

	Number of	Weighted
	Non-Vested	Average
	Share Unit	Grand Date
	Awards	Fair Value
Granted	134,351	42.45

Segment Information
We operate in one segment: laser refractive surgery.
Commitments and Contingencies
In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events, or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1. Business — Risk Factors” in our 2005 annual report on Form 10-K for a discussion of important factors that could affect our results.
Overview
We are a leading developer and operator of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
We derive substantially all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues in any period are primarily a function of the number of laser vision correction procedures performed and the pricing for those services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry
Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2006	2005
	Procedures	Procedures
Q1	53,372	37,578
Q2		36,010
Q3		34,187
Q4		34,225

Year		142,000
Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season. The historic seasonality of our business was in part offset in 2005 by opening vision centers through the year. As of July 1, 2005, our revenue and reported procedural volume no longer includes the results of our Canadian joint venture.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
In the first quarter of 2006, revenues increased to $73,396,000, up 46% from $50,190,000 in the first quarter of 2005, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 35% in the first quarter of 2006 compared to the first quarter of 2005. Procedure volume of 53,372 increased 42% from 37,578 in the first quarter of 2005. Revenue per procedure of $1,375 increased approximately 3% from $1,336 in the first quarter of 2005.
We believe that continued improvement in marketing and advertising effectiveness, continued growth and increased acceptance of laser vision correction, the successful launch of 10 vision centers in 2005 and the use of alternate patient financing options, among other factors, helped to grow procedure volume in the first quarter of 2006 over the first quarter of 2005.
Medical professional and license fees
Medical professional expenses increased by $2,131,000 or 37%, in the first quarter of 2006 from the first quarter of 2005. This increase was due to costs and fees associated with higher revenues. License fees increased by $1,927,000, up 51% from the first quarter of 2005, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first quarter of 2006 by $7,568,000, or 57%, over the first quarter of 2005. Of this amount, $6,741,000 was primarily a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) resulted in expense of $827,000. A higher percentage of our patients utilized third-party patient financing in the quarter, resulting in an increase in patient financing costs year over year.
General and administrative
General and administrative expenses increased by $1,477,000, or 43%, in the first quarter of 2006 from the first quarter of 2005. Of this amount, $1,055,000 was primarily due to increases in salaries, fringe benefits and voice and data communications expenses. The recording of stock-based compensation expense (SFAS 123(R)) resulted in expense of $422,000.

Marketing and advertising expenses
Marketing and advertising expenses increased by $4,574,000, or 68%, in the first quarter of 2006 from the first quarter of 2005, primarily as a result of our efforts to support new markets and help continue to grow volume in existing markets.
Depreciation expense
Depreciation expense increased by $185,000 in the first quarter of 2006 from the first quarter of 2005 as a result of more vision centers in operation.
Non-operating income and expenses
Investment income in the first quarter of 2006 increased $973,000 due to income on patient financing, higher levels of invested cash and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for 2006 and 2005:

	Q1 2006	Q1 2005
Federal income taxes	$7,398	$5,374
State income taxes, net of federal benefit	1,774	820
Foreign income taxes	—	211

Income tax provision (benefit)	$9,172	$6,405

Liquidity and Capital Resources
Net cash provided by operating activities in the first three months of 2006 was $24,881,000. Proceeds from the exercise of stock options totaled $1,027,000. Cash provided by operations more than offset the combined cash used in investing and financing activities. As a result, cash and cash equivalents were $125,327,000 as of March 31, 2006, an increase of 13% from $111,031,000 as of December 31, 2005.
In the first quarter of 2006, the board of directors declared a dividend to common stockholders of $0.12 per share, which resulted in a cash payment of approximately $2,500,000.
As of March 31, 2006, we had approximately $11,949,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $297,000 since December 31, 2005.
In May 2005, the Board of Directors authorized the purchase of up to one million shares of common stock. During the first quarter of 2006, 146,500 shares of common stock were purchased under this authorization at an average price of $42.65 per share.
Our consolidated cash and cash equivalents include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of March 31, 2006. These funds are not available for general corporate purposes.
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
Year-to-date, we have opened two new vision centers in Paramus, New Jersey and Grand Rapids, Michigan. Capital expenditures through March 31, 2006 were $1,702,000. We currently have additional facilities under development.

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
New Accounting Pronouncements
See the “Stock-Based Compensation” section of the Notes to the condensed consolidated financial statements for information on the Company’s adoption of SFAS 123(R).
Critical Accounting Estimates
Significant accounting policies are disclosed in the Notes to Condensed Consolidated Financial Statements. Critical accounting estimates are discussed in the following paragraphs.
Accounts Receivable and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total of expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments. Interest income is recorded over the term of the payment program. As of March 31, 2006, the discount in receivables with an initial term over 12 months was $204,000.
Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of March 31, 2006 of $3,063,000 against accounts receivable of $15,012,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
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
The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of March 31, 2006, we recorded an insurance reserve amount of $4,772,000, which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

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
Item 4. Controls and Procedures.
(a) Evaluation Of Disclosure Controls And Procedures
Under the supervision of and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of March 31, 2006. Based on this evaluation, the Interim CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
(b) Changes In Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended March 31, 2006.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased as	Number of Shares
	Number of	(b) Average	Part of Publicly	that May Yet be
	Shares	Price Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Program
01/01/06 - 01/31/06	—	$—	—	950,000
02/01/06 - 02/28/06	40,000	$44.41	40,000	910,000
03/01/06 - 03/31/06	106,500	$41.99	106,500	803,500
Total	146,500	$42.65	146,500	803,500

Item 6. Exhibits
     Exhibits

Number	Description
31.1	Interim CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LCA-VISION INC.

Date: May 9, 2006	/s/ Craig P. R. Joffe
Craig P. R. Joffe
Interim Chief Executive Officer, Chief Operating Officer and General Counsel

Date: May 9, 2006	/s/ Alan H. Buckey
Alan Buckey
Chief Financial Officer