Form 10-Q
period 2006-06-30
LCA VISION INC
filed 2006-08-02
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2006.

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,889,381 shares as of July 31, 2006.

LCA-Vision Inc.
INDEX

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands except per share data)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$131,051	$111,031
Accounts receivable, net of allowance for doubtful accounts of $2,600 and $2,641	11,387	10,520
Receivables from vendors	3,795	3,207
Prepaid expenses, inventory and other	5,612	4,031
Prepaid income taxes	4,485	2,875
Deferred tax assets	3,561	3,542

Total current assets	159,891	135,206

Property and equipment	68,641	63,026
Accumulated depreciation and amortization	(42,428)	(38,342)

Property and equipment, net	26,213	24,684

Accounts receivable, net of allowance for doubtful accounts of $508 and $504	1,296	1,132
Deferred compensation plan assets	3,230	2,569
Investment in unconsolidated businesses	481	158
Deferred tax assets	2,064	2,064
Other assets	1,066	1,039

Total Assets	$194,241	$166,852

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$2,920	$3,800
Accrued liabilities and other	11,419	8,910
Debt maturing in one year	2,581	2,122

Total current liabilities	16,920	14,832

Capital lease obligations	1,457	1,434
Deferred compensation liability	3,230	2,569
Insurance reserve	5,402	3,840
Minority equity interest	37	41

Stockholders’ investment
Common stock ($0.001 par value; 24,685,172 and 24,368,992 shares and 20,937,878 and 20,768,198 shares issued and outstanding, respectively)	25	24
Contributed capital	155,619	145,262
Common stock in treasury, at cost (3,747,294 shares and 3,600,794 shares)	(23,919)	(17,671)
Retained earnings	35,449	16,514
Accumulated other comprehensive income	21	7

Total stockholders’ investment	167,195	144,136

Total Liabilities and Stockholders’ Investment	$194,241	$166,852

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues — Laser refractive surgery	$65,453	$48,391	$138,849	$98,581

Operating costs and expenses
Medical professional and license fees	11,312	8,745	24,890	18,264
Direct costs of services	18,259	13,577	39,174	26,924
General and administrative expenses	5,312	3,111	10,241	6,563
Marketing and advertising	11,421	8,030	22,768	14,803
Depreciation	2,107	2,006	4,042	3,756

Operating income	17,042	12,922	37,734	28,271

Equity in earnings from unconsolidated businesses	185	—	323	24
Minority equity interest	(7)	(237)	(15)	(411)
Interest expense	(64)	(36)	(125)	(49)
Interest income	1,403	779	2,841	1,289
Dividend income	75	23	140	42

Income before taxes on income	18,634	13,451	40,898	29,166

Income tax expense	7,757	5,623	16,929	12,028

Net income	$10,877	$7,828	$23,969	$17,138

Income per common share
Basic	$0.52	$0.38	$1.15	$0.84
Diluted	$0.51	$0.36	$1.12	$0.80

Dividends declared per share	$0.12	$0.08	$0.24	$0.16

Weighted average shares outstanding
Basic	20,836	20,429	20,791	20,333
Diluted	21,474	21,548	21,469	21,390
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income	$23,969	$17,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,042	3,756
Provision for loss on doubtful accounts	(37)	626
Deferred income taxes	(19)	3,517
Tax benefit on disqualified disposition of stock options	3,303	—
Stock-based compensation	2,852	—
Deferred compensation	661	527
Insurance reserve	1,562	1,038
Equity in earnings of unconsolidated affiliates	(323)	(24)
Changes in working capital:
Accounts receivable	(994)	(3,421)
Receivables from vendors	(588)	(503)
Prepaid expenses, inventory and other	(1,581)	182
Prepaid income taxes	(1,610)	—
Accounts payable	(880)	(3,059)
Income taxes payable	—	3,616
Accrued liabilities and other	2,502	727

Net cash provided by operations	$32,859	$24,120

Cash flow from investing activities:
Purchase of property and equipment	(3,856)	(4,667)
Distribution from minority equity investees	—	187
Deferred compensation plan	(661)	(555)
Other, net	(17)	414

Net cash (used in) investing activities	$(4,534)	$(4,621)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(1,226)	(424)
Shares repurchased for treasury stock	(6,248)	—
Exercise of stock options	4,203	4,870
Dividends paid to stockholders	(5,034)	(3,256)

Net cash (used in) provided by financing activities	(8,305)	1,190

Increase in cash and cash equivalents	20,020	20,689

Cash and cash equivalents at beginning of period	111,031	86,588

Cash and cash equivalents at end of period	$131,051	$107,277

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of June 30, 2006 and December 31, 2005; condensed consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2006 and 2005. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2005 Annual Report on Form 10-K.
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for our fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 655,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently operate 53 LasikPlus fixed-site laser vision correction centers, generally located in large metropolitan markets in the United States, and also have a joint venture in Canada.
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
Equity Method
We use the equity method to report investments in businesses where we hold a 20% to 50% voting interest, but do not control operating and financial policies.

Under the equity method, we report:
•	our interest in the entity as an investment on our balance sheets, and

•	our percentage share of earnings or losses in our income statements
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
Reclassification
We have reclassified certain prior year amounts for comparative purposes. These reclassifications did not affect consolidated financial position, net losses or cash flows for the years presented.
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our own experience with patient financing and based upon our knowledge of the credit experience of others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2006 of $3,108,000.
Captive Insurance Company Reserves
Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. A number of claims are now pending with our captive insurance company. As of June 30, 2006, we have insurance reserves of $5,402,000 which represents an estimate of cost to settle claims. As of December 31, 2005, the insurance reserve was $3,840,000.
Income Taxes
In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning January 1, 2007. We are currently assessing the impact of this recent interpretation on our financial statements.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

Following is a reconciliation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic Earnings
Net Income	$10,877	$7,828	$23,969	$17,138
Weighted average shares outstanding	20,836	20,429	20,791	20,333
Basic earnings per share	$0.52	$0.38	$1.15	$0.84

Diluted Earnings
Net income	$10,877	$7,828	$23,969	$17,138
Weighted average shares outstanding	20,836	20,429	20,791	20,233
Effect of dilutive securities
Stock options	638	1,119	678	1,057
Weighted average common shares and potential dilutive shares	21,474	21,548	21,469	21,390
Diluted earnings per share	$0.51	$0.36	$1.12	$0.80
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
Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of share-based awards on a straight-line basis over the requisite service period. The share-based compensation expense recognized due to the adoption of SFAS 123(R) for the three and six months ended June 30, 2006 was approximately $1,603,000 and $2,852,000, respectively, with associated tax benefits of $352,000 and $565,000, respectively. The amount of share-based compensation capitalized was not material to our consolidated financial statements.
SFAS 123(R) also required us to change the classification in our condensed consolidated statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. This excess tax benefit was not material in the three or six months ended June 30, 2006.
Prior to the adoption of SFAS 123(R), the Company granted primarily stock options to employees. Since the adoption of SFAS 123(R), the Company has not granted any stock options, but instead has issued restricted stock units. Restricted stock unit awards to executive officers have performance conditions and cliff vesting. Restricted stock units awarded to other employees and non-employee directors to date do not have performance conditions and vest over specified time periods subject to continued employment or service.

The adoption of SFAS 123(R) did not result in any cumulative adjustments in the financial statements.
As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and six months ended June 30, 2006 are lower than if we had continued to account for share-based compensation under Opinion 25 in the following amounts (in thousands of dollars except per share amounts):

	Period Ended
	June 30, 2006
	Three Months	Six Months

Decrease in income before income taxes	$1,603	$2,852
Decrease in net income	$1,251	$2,287

Decrease in earnings per share
Basic	$0.06	$0.11
Diluted	$0.06	$0.11
Because we adopted SFAS 123(R) using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if we had applied the fair value recognition provisions for our stock-based compensation arrangements for the three- and six-month periods ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$7,828	$17,138
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(723)	(1,226)

Pro forma net income	$7,105	$15,912

Earnings per share:
Basic — as reported	$0.38	$0.84
Basic — pro forma	$0.35	$0.78

Diluted — as reported	$0.36	$0.80
Diluted — pro forma	$0.33	$0.74
Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”). A maximum of 937,500 shares are reserved for the 1995 Plan, 1,875,000 shares are reserved for the 1998 Plan, 937,500 shares are reserved for the 2001 Plan, and 1,750,000 shares are reserved for the 2006 Plan. With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.
The 2006 Plan permits us to issue incentive or nonqualified stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and cash awards to employees and non-employee directors.

Prior to January 1, 2006, stock options were granted with an exercise price not less than fair market value on the date of grant. Stock options granted generally become exercisable over 3 to 5 years after their date of grant; the maximum term is 10 years from the date of grant.
Stock Options
Our stock incentive plans permit certain employees to receive grants of fixed-price stock options. The option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under the stock incentive plans, approximately 3,034,000 shares of our common stock are reserved for issuance upon the exercise of options, including those outstanding at June 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.
The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.
No stock options were granted in the second quarter of 2006. The fair value of each common stock option granted during the second quarter of 2005 was estimated using the following weighted-average assumptions:

Dividend yield	1.2
Expected volatility	75 — 81%
Risk-free interest rate	3.71 — 4.33%
Expected lives (in years)	2 — 3
The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three and six months ended June 30, 2006 was approximately $10,599,000 and $12,662,000, respectively. The excess cash tax benefit classified as a financing cash inflow for the six months ended June 30, 2006 was immaterial.
Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was approximately $4,203,000. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended June 30, 2006 was approximately $3,343,000.
At June 30, 2006, there was $5,768,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.11 years.
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

The following table summarizes the status of the Company’s stock options for the six months ended June 30, 2006.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Stock Options	Exercise Price	Contractual Life	Value (in millions)
Outstanding at 1/1/06	1,496,640	$16.64
Granted	0	0
Exercised	(316,180)	13.29
Cancelled/forfeited	(24,942)	25.71

Outstanding at 6/30/06	1,153,518	$17.36	7.23	$41.0
Exercisable at 6/30/06	461,365	$13.80	6.22	$18.0
Restricted Stock
Our stock incentive plans permit certain employees and non-employee directors to be granted restricted share unit awards in common stock. Awards of restricted share units are valued by reference to shares of common stock that entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, over either a two or three year period from the date of the award, and do not have voting rights.
Restricted stock awards granted to employees and non-employee directors during the three months and six months ended June 30, 2006 were 7,790 and 143,271 respectively. The fair value of the awards at the grant date is expensed over the applicable vesting periods.
As of June 30, 2006, there was $5,012,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.91 years
The following table summarizes the activity for the six months ended June 30, 2006:

	Number of
	Non-Vested Share Unit	Weighted Average Grant
	Awards	Date Fair Value
Outstanding at 1/1/06	0
Granted	143,271
Forfeited	(3,375)

Outstanding at 6/30/06	139,896	$42.73
Segment Information
We operate in one segment: laser refractive surgery.
Commitments and Contingencies
In the opinion of management, there are currently no commitments or contingencies that will have a material adverse effect on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events, or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in our 2005 Annual Report on Form 10-K for a discussion of important factors that could affect our results.
Overview
We are a leading developer and operator of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
We derive substantially all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for those services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry
Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2006	2005
	Procedures	Procedures
Q1	53,372	37,578
Q2	47,308	36,010
Q3		34,187
Q4		34,225

Year		142,000
Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season. The historical seasonality of our business was in part offset in 2005 by opening vision centers through the year. As of July 1, 2005, our revenue and reported procedural volume no longer includes the results of our Canadian joint venture.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
In the second quarter of 2006, revenues increased to $65,453,000, up 35% from $48,391,000 in the second quarter of 2005, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 21% in the second quarter of 2006 compared to the second quarter of 2005. Procedure volume of 47,308 increased 31% from 36,010 in the second quarter of 2006. Revenue per procedure of $1,384 increased about 3% from $1,344 in the second quarter of 2005.
Medical professional and license fees
Medical professional expenses increased by $1,383,000, or 25%, in the second quarter of 2006 from the second quarter of 2005. This increase was due to costs and fees associated with higher revenues. License fees increased by $1,184,000, up 37% from the second quarter of 2005, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the second quarter of 2006 by $4,682,000, or 34%, over the second quarter of 2005. Of this amount, $4,047,000 was primarily a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) accounted for $635,000 of the remainder.
General and administrative
General and administrative expenses increased by $2,201,000, or 71%, in the second quarter of 2006 from the second quarter of 2005. Of this amount, $1,233,000 was primarily due to increases in salaries, fringe benefits, contracted / professional services, and voice and data communications expenses. The recording of stock-based compensation expense (SFAS 123(R)) accounted for $968,000 of the remainder.
Marketing and advertising expenses
Marketing and advertising expenses increased by $3,391,000, or 42%, in the second quarter of 2006 from the second quarter of 2005, primarily as a result of our efforts to support new markets and grow market share in existing markets.

Depreciation expense
Depreciation and amortization increased by $101,000 in the second quarter of 2006 from the second quarter of 2005 as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the second quarter of 2006 increased $624,000, due to income on patient financing, higher levels of invested cash and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for the second quarter of 2006 and 2005:

	Q2 2006	Q2 2005
Federal income taxes	$6,415	$4,537
State income taxes, net of federal benefit	1,342	801
Foreign income taxes	—	285

Income tax provision	$7,757	$5,623

Results of Operations for the Six Months Ended June 30, 2006 and 2005
In the first six months of 2006, revenues increased to $138,849,000, up 41% from $98,581,000 in the first six months of 2005, primarily as a result of higher procedure volume and increased pricing per procedure. Procedure volume of 100,680 increased 37% from 73,588 the first six months of 2005. Revenue per procedure of $1,379 increased about 3% from $1,340 in the first six months of 2005.
Medical professional and license fees
Medical professional expenses increased by $3,514,000 or 31%, in the first six months of 2006 from the first six months of 2005. This increase was due to costs and fees associated with higher revenues. License fees increased by $3,112,000, up 45% from the first six months of 2005, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first six months of 2006 by $12,250,000 or 45% over the first six months of 2005. Of this amount, $10,788,000 was primarily a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance, insurance, and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) accounted for $1,462,000 of the remainder.
General and administrative
General and administrative expenses increased by $3,678,000, or 56%, in the first six months of 2006 from the first six months of 2005. Of this amount, $2,288,000 was primarily due to increases in salaries, fringe benefits and voice and data communications expenses. The recording of stock-based compensation expense (SFAS 123(R)) accounted for $1,390,000 of the remainder.
Marketing and advertising expenses
Marketing and advertising expenses increased by $7,965,000, or 54%, in the first six months of 2006 from the first six months of 2005, primarily as a result of our efforts to support new markets and help continue to grow market share in existing markets.
Depreciation and amortization
Depreciation and amortization increased by $286,000 in the first six months of 2006 from the first six months of 2005, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Interest income in the second quarter of 2006 increased $1,552,000, due to income on patient financing, higher levels of invested cash and higher interest rates.

Income Taxes
The following table summarizes the components of income tax provision for the first six months of 2006 and 2005:

	For the Six Months Ended
	June 30,
	2006	2005
Federal income taxes	$13,813	$9,911
State income taxes, net of federal benefit	3,116	1,621
Foreign income taxes	—	496

Income tax provision	$16,929	$12,028

Liquidity and Capital Resources
Net cash provided by operating activities in the first six months of 2006 was $32,859,000. Proceeds from the exercise of stock options totaled $4,203,000. Cash provided by operations more than offset the combined cash used in investing and financing activities. As a result, cash and cash equivalents were $131,051,000 as of June 30, 2006, an increase of 18% from $111,031,000 as of December 31, 2005.
During the second quarter of 2006, the Company, with guidance from the Board of Directors, adopted a new investment policy for the company’s liquid assets. The objectives of the policy are to maintain adequate liquidity, to provide safety of principal, to maximize the after-tax rate of return, and to maintain a well-diversified portfolio. This policy places limitations on maturity, acceptable credit ratings, authorized securities, and credit concentration.
In the second quarter of 2006, the board of directors declared a dividend to common stock of $0.12 per share, which resulted in a cash payment of $2,534,000.
As of June 30, 2006, we had approximately $12,683,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $1,031,000 since December 31, 2005.
Prepaid income taxes increased to $4,485,000 at June 30, 2006 from $2,875,000 at December 31, 2005. The prepayment of income taxes in the first half of 2006 will result in less cash payments for estimated taxes in the third quarter of 2006.
In May 2005, the Board of Directors authorized the purchase of up to one million shares of common stock. During the first three months of 2006, 146,500 shares were purchased under this authorization at an average price of $42.65 per share. No shares were purchased in the second quarter of 2006.
Our consolidated cash and cash equivalents includes $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of June 30, 2006. These funds are not available for general corporate purposes.
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

Year-to-date, we have opened four vision centers in Paramus, New Jersey; Grand Rapids, Michigan; Seattle, Washington; and Sugar Land, Texas. Capital expenditures through June 30, 2006 were $3,856,000. We have additional facilities under development and currently expect to open a total of 10 — 12 vision centers in 2006.
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
Critical Accounting Estimates
Significant accounting policies are disclosed in the Notes to Condensed Consolidated Financial Statements. Critical accounting estimates are discussed below.
Accounts Receivable and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, with the remainder due from the patient over 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments. Interest income is recorded over the term of the payment program. As of June 30, 2006, the discount in receivables with an initial term over 12 months was $175,000.
Based upon our own experience with patient financing and based upon the credit experience of some others who provide financing to customers similar to ours, we have established bad debt reserves as of June 30, 2006 of $3,108,000 against accounts receivable of $15,791,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
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
The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2006, we recorded an insurance reserve amount of $5,402,000 which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.

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
Item 4. Controls and Procedures.
(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of June 30, 2006. Based on this evaluation, the Interim CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

Under the supervision of and with the participation of the Company’s Interim CEO and CFO, an evaluation of the Company’s internal control over financial reporting was performed as of June 30, 2006. Based on this evaluation, the Interim CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information.
Item 4. Submission of Matters to Vote of Security Holders.
The Company held its Annual Meeting of Stockholders on June 12, 2006. Four matters were submitted to the vote of the stockholders. Results were as outlined below:
     Election of directors.

	Shares Voted For	Authority Withheld
William F. Bahl	19,055,980	523,984
Thomas G. Cody	19,053,742	526,222
John H. Gutfreund	18,734,765	845,200
John C. Hassan	19,055,082	524,882
Craig P. R. Joffe	19,060,025	519,940
David W. Whiting, M.D.	19,134,761	445,203
E. Anthony Woods	19,065,323	514,642

Amendment of the Company’s Restated Certificate of Incorporation, increased the authorized number of shares of common stock from 27,500,000 to 55,000,000:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
18,270,116	1,293,281	16,567	-0-
Approval of the LCA-Vision Inc. 2006 Stock Incentive Plan:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
13,669,751	1,686,499	50,702	4,173,012
Ratification of Ernst & Young as auditors of the Company for the fiscal year ending December 31, 2006:

Shares Voted For	Shares Voted Against	Shares Abstaining	Broker Non-Votes
19,551,113	19,988	8,863	-0-
Item 5. Other Information
Effective July 27, 2006, Dr. Stephen N. Joffe agreed to provide LCA-Vision through December 31, 2006 certain services on an exclusive basis in connection with technological issues, international expansion opportunities or other non-operational matters. These services will be provided without additional consideration to that described in LCA-Vision’s report on Form 8-K dated as of February 21, 2006. In addition, the parties agreed to mutually release and not disparage each other.
Item 6. Exhibits

Number	Description
10.1	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference from Current Report on Form 8-K dated June 12, 2006, filed June 16, 2006)
31.1	Interim CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LCA-VISION INC.

Date: August 2, 2006	/s/ Craig P. R. Joffe
Craig P. R. Joffe
Interim Chief Executive Officer, Chief Operating Officer and General Counsel

Date: August 2, 2006	/s/ Alan H. Buckey
Alan Buckey
Executive Vice President/Finance and Chief Financial Officer