Form 10-Q
period 2006-09-30
LCA VISION INC
filed 2006-10-30
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006.

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
Yes   ☐          No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,786,303 shares as of October 23, 2006.

LCA-Vision Inc.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$53,662	$110,531
Short-term investments	76,377	—
Accounts receivable, net of allowance for doubtful accounts of $2,420 and
$2,641	12,234	10,520
Receivables from vendors	3,335	3,207
Prepaid expenses and other	4,916	4,031
Prepaid income taxes	2,172	2,875
Deferred tax assets	3,501	3,542

Total current assets	156,197	134,706

Property and equipment	72,703	63,026
Accumulated depreciation and amortization	(44,594)	(38,342)

Property and equipment, net	28,109	24,684

Accounts receivable, net of allowance for doubtful accounts of $435 and $504	1,807	1,132
Deferred compensation plan assets	3,489	2,569
Investment in unconsolidated businesses	662	158
Deferred tax assets	1,880	2,064
Other assets	1,604	1,539

Total Assets	$193,748	$166,852

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$4,267	$3,800
Accrued liabilities and other	10,359	8,910
Debt maturing in one year	2,456	2,122

Total current liabilities	17,082	14,832

Capital lease obligations	2,081	1,434
Deferred compensation liability	3,601	2,569
Insurance reserve	6,020	3,840
Minority equity interest	42	41

Stockholders’ investment
Common stock ($0.001 par value; 24,783,597 and 24,368,992 shares and 20,786,303 and 20,768,198 shares issued and outstanding, respectively)	25	24
Contributed capital	159,069	145,262
Common stock in treasury, at cost (3,997,294 shares and 3,600,794 shares)	(34,494)	(17,671)
Retained earnings	40,244	16,514
Accumulated other comprehensive income	78	7

Total stockholders’ investment	164,922	144,136

Total Liabilities and Stockholders’ Investment	$193,748	$166,852

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues — Laser refractive surgery	$59,302	$47,031	$198,152	$145,612

Operating costs and expenses
Medical professional and license fees	10,026	8,629	34,916	26,893
Direct costs of services	18,840	13,049	58,014	39,973
General and administrative expenses	5,457	3,307	15,698	9,870
Marketing and advertising	12,896	7,995	35,663	22,797
Depreciation	2,150	2,023	6,193	5,779

Operating income	9,933	12,028	47,668	40,300

Equity in earnings from unconsolidated businesses	181	222	504	245
Minority equity interest	(4)	(4)	(20)	(415)
Net investment income	1,523	1,094	4,380	2,377

Income before taxes on income	11,633	13,340	52,532	42,507

Income tax expense	4,388	5,394	21,318	17,423

Net income	$7,245	$7,946	$31,214	$25,084

Income per common share
Basic	$0.35	$0.39	$1.50	$1.23
Diluted	$0.34	$0.37	$1.46	$1.17

Dividends declared per share	$0.12	$0.08	$0.36	$0.24

Weighted average shares outstanding
Basic	20,827	20,611	20,805	20,426
Diluted	21,279	21,576	21,405	21,453
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2006	2005
Cash flow from operating activities:
Net income	$31,214	$25,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,193	5,779
(Reduction in) provision for loss on doubtful accounts	(290)	782
Deferred income taxes	213	2,946
Tax benefit on disqualified disposition of stock options	4,352	—
Stock-based compensation	4,383	—
Deferred compensation	1,032	939
Insurance reserve	2,180	1,279
Equity in earnings of unconsolidated affiliates	(504)	(245)
Changes in working capital:
Accounts receivable	(2,099)	(4,185)
Receivables from vendors	(128)	(1,074)
Prepaid expenses, inventory and other	(885)	(230)
Prepaid income taxes	703	—
Accounts payable	467	(1,787)
Income taxes payable	—	1,546
Accrued liabilities and other	1,470	1,720

Net cash provided by operations	48,301	32,554

Cash flow from investing activities:
Purchase of property and equipment	(6,449)	(6,796)
Purchase of investment securities	(215,235)	—
Proceeds from sale of investment securities	138,868	—
Distribution from Minority Equity Investees	—	186
Deferred compensation plan	(920)	(967)
Increase in investment of unconsolidated affiliate	—	(883)
Other, net	6	149

Net cash used in investing activities	(83,730)	(8,311)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(2,187)	(714)
Shares repurchased for treasury stock	(16,823)	(2,209)
Exercise of stock options	5,073	6,626
Distribution paid to minority equity investers	(19)	—
Dividends paid to stockholders	(7,484)	(4,911)

Net cash used in financing activities	(21,440)	(1,208)

(Decrease) increase in cash and cash equivalents	(56,869)	23,035

Cash and cash equivalents at beginning of period	110,531	86,088

Cash and cash equivalents at end of period	$53,662	$109,123

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of September 30, 2006 and December 31, 2005; condensed consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2006 and 2005. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our 2005 Annual Report on Form 10-K.
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for our fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed nearly 700,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently operate 58 LasikPlus fixed-site laser vision correction centers, generally located in large metropolitan markets in the United States, and also have a joint venture in Canada.
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
Under the equity method, we report:
      -       our interest in the entity as an investment on our balance sheets, and
      -       our percentage share of earnings or losses in our income statements
We own a non-controlling interest in Lasik M.D. Toronto, Inc. and began reporting this investment under the equity method as of July 1, 2005.
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
Short-term Investments
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all debt securities are classified as available for sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in net investment income. The cost of debt securities sold is based upon the specific identification method. Interest and dividends on securities classified as available for sale are included in net investment income.
The following table is a summary of available-for-sale securities (dollars in thousands) at September 30, 2006:

				Estimated
		Gross	Gross	Fair Value
		Unrealized	Unrealized	(Net Carrying
	Amortized Cost	Gains	Losses	Value)
Corporate bonds	$17,795	$—	$—	$17,795
US Government securities	11,449	25	—	11,474
Municipal bonds	47,104	14	(10)	47,108
Total short term investments	$76,348	$39	$(10)	$76,377
There were no gross realized gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2006. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income totaled $17,915.
The net carrying value and estimated fair value of debt securities available for sale at September 30, 2006, by contractual maturity, is shown below (dollars in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

All debt securities are classified as short-term investments since the Company intends that such investments are available for operating purposes.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,609	$29,611
Due after one year through three years	14,751	14,774
Due after three years	31,988	31,992
Total debt securities	$76,348	$76,377
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some of our variable costs, with the remainder due from the patient over a period of 12 to 36 months. We began our patient financing program in May 2002. Based upon our experience with patient financing, we have established bad debt reserves as of September 30, 2006 of $2,855,000.
Captive Insurance Company Reserves
Effective as of December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. A number of claims are now pending with our captive insurance company. As of September 30, 2006, we have insurance reserves of $6,020,000 which represents an estimate of cost to settle claims. As of December 31, 2005, the insurance reserve was $3,840,000.
Income Taxes
In the third quarter of 2006 and the first nine months of 2006, income tax expense of $4,388,000 and $21,318,000, respectively, was recognized on pre-tax income of $11,633,000 and $52,532,000, respectively for the same periods. In the third quarter of 2005 and the first nine months of 2005, income tax expense of $5,394,000 and $17,423,000, respectively, was recognized on pre-tax income of $13,340,000 and $42,507,000, respectively, for the same periods. The effective tax rate is the combined rate for federal and state pre-tax income after considering the deductibility of state income taxes for federal tax purposes. The effective tax rate for the third quarter of 2006 was 37.7%, a reduction from 40.4% in the third quarter 2005. This reduction resulted from a cumulative adjustment from the finalization of the 2005 state tax returns, a change in the mix of states between the two years, and changes in state tax rates.
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

Following is a reconciliation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings per Share
Net income	$7,245	$7,946	$31,214	$25,084
Weighted average shares outstanding	20,827	20,611	20,805	20,426
Basic earnings per share	$0.35	$0.39	$1.50	$1.23

Diluted Earnings per Share
Net income	$7,245	$7,946	$31,214	$25,084
Weighted average shares outstanding	20,827	20,611	20,805	20,426
Effect of dilutive securities
Stock options and restricted stock	452	965	600	1,027
Weighted average common shares and potential dilutive shares	21,279	21,576	21,405	21,453
Diluted earnings per share	$0.34	$0.37	$1.46	$1.17
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
Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of share-based awards on a straight-line basis over the requisite service period. The share-based compensation expense recognized due to the adoption of SFAS 123(R) for the three and nine months ended September 30, 2006 was approximately $1,531,000 and $4,383,000 respectively, with associated tax benefits of $329,000 and $894,000, respectively. The amount of share-based compensation capitalized was not material to our consolidated financial statements.
SFAS 123(R) also required us to change the classification in our condensed consolidated statement of cash flows of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. This excess tax benefit was not material in the three or nine months ended September 30, 2006.
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
As a result of adopting Statement 123(R) on January 1, 2006, and our resulting decision to begin issuing restricted shares after January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006 are lower than if we had continued to account for share-based compensation under Opinion 25 in the following amounts (in thousands of dollars except per share amounts):

	Period Ended
	September 30, 2006
	Three Months	Nine Months
Decrease in income before income taxes	$1,531	$4,383
Decrease in net income	$1,202	$3,489

Decrease in earnings per share
Basic	$0.06	$0.17
Diluted	$0.06	$0.16
Because we adopted SFAS 123(R) using the modified prospective basis, the prior interim period has not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if we had applied the fair value recognition provisions for our stock-based compensation arrangements for the three- and nine-month periods ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$7,946	$25,084
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	703	1,888

Pro forma net income	$7,243	$23,196

Earnings per share:
Basic — as reported	$0.39	$1.23
Basic — pro forma	$0.35	$1.14

Diluted — as reported	$0.37	$1.17
Diluted — pro forma	$0.34	$1.08
Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”). A maximum of 198,000 shares are reserved for the 1995 Plan, 495,000 shares are reserved for the 1998 Plan, 489,000 shares are reserved for the 2001 Plan, and 1,747,000 shares are reserved for the 2006 Plan. With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.
The 2006 Plan permits us to issue incentive or non-qualified stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and cash awards to employees and non-employee directors.
Under the stock incentive plans, approximately 2,929,000 shares of our common stock are reserved for issuance upon the exercise of options or the vesting of restricted stock units, including those outstanding at September 30, 2006.
Prior to January 1, 2006, stock options were granted with an exercise price not less than fair market value on the date of grant. Stock options granted generally become exercisable over 1 to 5 years after their date of grant; the maximum term is 10 years from the date of grant.
Stock Options
Our stock incentive plans permit certain employees to receive grants of fixed-price stock options. The option price is not less than the fair value of a share of the underlying stock at the date of grant. Under the stock incentive plans, approximately 2,929,000 shares of our common stock are reserved for issuance upon the exercise of options or the vesting of restricted stock units, including those outstanding at September 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.
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
No stock options were granted in the third quarter of 2006. The fair value of each common stock option granted during the third quarter of 2005 was estimated using the following weighted-average assumptions:

Dividend yield	1.2
Expected volatility	78 - 79%
Risk-free interest rate	3.75 - 3.99%
Expected lives (in years)	3
The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three and nine months ended September 30, 2006 was approximately $3,176,000 and $15,838,000, respectively. The excess cash tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006 was immaterial.
Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was approximately $5,073,000. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was approximately $4,183,000.
At September 30, 2006, there was $4,778,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.04 years.
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

The following table summarizes the status of the Company’s stock options for the nine months ended September 30, 2006.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock	Exercise	Contractual	Value (in
	Options	Price	Life	millions)
Outstanding at 1/1/06	1,494,640	$16.64
Granted	0	0
Exercised	(411,754)	12.33
Cancelled/forfeited	(29,945)	25.21

Outstanding at 9/30/06	1,052,941	18.08	6.97	24.5

Exercisable at 9/30/06	476,105	14.91	6.13	12.6
Restricted Stock
Our stock incentive plans permit certain employees and non-employee directors to be granted restricted share unit awards in common stock. Awards of restricted share units are valued by reference to shares of common stock and entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, over either a two or three year period from the date of the award, and do not have voting rights.
Restricted stock awards granted to employees and non-employee directors during the three months and nine months ended September 30, 2006 were 3,351 and 146,122 respectively. The fair value of the awards at the grant date is expensed over the applicable vesting periods.
As of September 30, 2006, there was $4,532,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.67 years
The following table summarizes the activity for the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Share Unit	Grant Date
	Awards	Fair Value
Outstanding at 1/1/06	-0-
Granted	146,122
Released	(2,851)
Forfeited	(6,250)

Outstanding at 9/30/06	137,021	$42.45
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
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals
•	Our mix of procedures among the different types of laser technology
•	New vision center openings and our ability to increase procedure volume at existing vision centers
•	The availability of patient financing
•	General economic conditions and consumer confidence levels
•	The continued growth and increased acceptance of laser vision correction
•	The effect of competition and discounting practices in our industry
Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues
•	General and administrative costs, including headquarters staff expense and other overhead costs
•	Marketing and advertising costs
•	Depreciation of equipment
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2006	2005
	Procedures	Procedures
Q1	53,372	37,578
Q2	47,308	36,010
Q3	42,539	34,187
Q4		34,225

Year		142,000
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
Results of Operations for the Three Months Ended September 30, 2006 and 2005
In the recent past, the leverage created by our relatively high fixed-cost base has worked in our favor. For example, in 2005 we were able to increase our revenues by a greater percentage than our operating expenses. For the first six months of 2006, our percentage increase in revenues was approximately the same as our percentage increase in operating expenses. However, during the three months ended September 30, 2006, our revenues increased by a lower percentage than our operating expenses. We believe this was primarily due to the lower relative effectiveness during the period of our direct-to-consumer advertising, general economic conditions and consumer confidence levels. We are seeking to increase our revenues through a number of means, including the opening of new centers and the use of revised marketing techniques; however, some of the factors noted above, including general economic conditions and consumer confidence levels, are beyond our control.
In the third quarter of 2006, revenues increased to $59,302,000, up 26% from $47,031,000 in the third quarter of 2005, primarily as a result of higher procedure volume and increased pricing per procedure. For vision centers open at least 12 months, revenues increased by 6% in the third quarter of 2006 compared to the third quarter of 2005. Procedure volume of 42,535 increased 24% from 34,187 in the third quarter of 2005. Revenue per procedure of $1,394 increased about 1% from $1,376 in the third quarter of 2005.
Medical professional and license fees
Medical professional expenses increased by $1,160,000, or 23%, in the third quarter of 2006 from the third quarter of 2005. This increase was due to costs and fees associated with higher revenues. License fees increased by $237,000, up 7% from the third quarter of 2005, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the third quarter of 2006 by $5,791,000, or 44%, over the third quarter of 2005. Of this amount, $5,019,000 was primarily a result of increased salaries, fringe benefits, rent and utilities, financing fees, insurance, laser rent and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) resulted in expense of $772,000 in the third quarter of 2006. After adjusting for the impact of stock-based compensation, direct costs of services still increased at a rate in excess of revenue growth in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Most of our direct costs of services are fixed in nature. When our revenues in the third quarter of 2006 grew at a slower rate than expected, our direct costs of services increased as a percent of revenues.
General and administrative
General and administrative expenses increased by $2,150,000, or 65%, in the third quarter of 2006 from the third quarter of 2005. Of this amount, $1,391,000 was primarily due to increases in salaries, fringe benefits and contracted/professional services. The recording of stock-based compensation expense (SFAS 123(R)) resulted in $759,000 of expense in the third quarter of 2006.
Marketing and advertising expenses
Marketing and advertising expenses increased by $4,901,000, or 61%, in the third quarter of 2006 from the third quarter of 2005, primarily as a result of our efforts to support both new markets and existing markets. The marketing and advertising expenses in the third quarter of 2006 were less effective than anticipated. The company is adjusting its marketing strategies with the goal of improving advertising effectiveness.
Depreciation expense
Depreciation and amortization increased by $127,000 in the third quarter of 2006 from the third quarter of 2005 as a result of having more vision centers in operation.
Non-operating income and expenses
Net investment income in the third quarter of 2006 increased $429,000, due to income on patient financing, higher levels of cash and cash equivalents and short-term investments and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for the third quarter of 2006 and 2005:

	Q3 2006	Q3 2005
Federal income taxes	$4,109	$4,596
State income taxes, net of federal benefit	279	798

Income tax provision	$4,388	$5,394

The effective tax rate for the third quarter of 2006 was 37.7%, a reduction from 40.4% in the third quarter of 2005. This reduction resulted from the cumulative adjustment from the finalization of the 2005 tax returns, a change in mix of states between the two years, and changes in state tax rates. We expect the effective tax rate in the future to be in the range of 40% to 41%.
Results of Operations for the Nine Months Ended September 30, 2006 and 2005
In the first nine months of 2006, revenues increased to $198,152,000, up 36% from $145,612,000 in the first nine months of 2005, primarily as a result of higher procedure volume and increased pricing per procedure. Procedure volume of 143,219 increased 33% from 107,775 in the first nine months of 2005. Revenue per procedure of $1,384 increased about 2% from $1,351 in the first nine months of 2005.
Medical professional and license fees
Medical professional expenses increased by $4,674,000, or 28%, in the first nine months of 2006 from the first nine months of 2005. This increase was due to costs and fees associated with higher revenues. License fees increased by $3,349,000, up 32% from the first nine months of 2005, primarily as a result of higher procedure volume.
Direct costs of services
Direct costs of services include the staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first nine months of 2006 by $18,041,000, or 45%, over the first nine months of 2005. Of this amount, $15,807,000 was primarily a result of increased salaries, employee incentives, fringe benefits, rent and utilities, financing fees, laser maintenance/rent, insurance, and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) resulted in $2,234,000 expense in the first nine months of 2006. After adjusting for the impact of stock-based compensation, direct costs of services still increased at a rate in excess of revenue growth in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Most of our direct costs of services are fixed in nature. When our revenues in the third quarter of 2006 grew at a slower rate than expected, our direct costs of services increased as a percent of revenues.
General and administrative
General and administrative expenses increased by $5,828,000, or 59%, in the first nine months of 2006 from the first nine months of 2005. Of this amount, $3,679,000 was primarily due to increases in salaries, fringe benefits, contracted/professional services and voice and data communications expenses. The recording of stock-based compensation expense (SFAS 123(R)) resulted in $2,149,000 expense in the first nine months of 2006.
Marketing and advertising expenses
Marketing and advertising expenses increased by $12,866,000, or 56%, in the first nine months of 2006 from the first nine months of 2005, primarily as a result of our efforts to support both new markets and existing markets. The marketing and advertising expenses have increased greater than the increase in revenues for the first nine months of 2006. The company is adjusting its marketing strategies with the goal of improving advertising effectiveness.
Depreciation and amortization
Depreciation and amortization increased by $414,000 in the first nine months of 2006 from the first nine months of 2005, primarily as a result of having more vision centers in operation.
Non-operating income and expenses
Net investment income in first nine months of 2006 increased $2,003,000, due to income on patient financing, higher levels of investments and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for the first nine months of 2006 and 2005:

	For the Nine Months Ended
	September 30,
	2006	2005
Federal income taxes	$17,922	$14,508
State income taxes, net of federal benefit	3,396	2,419
Foreign income taxes	—	496

Income tax provision	$21,318	$17,423

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $130,039,000 as of September 30, 2006, up from $110,531,000 at December 31, 2005. Net cash provided by operating activities in the first nine months of 2006 was $48,301,000. Proceeds from the exercise of stock options totaled $5,073,000. Net investment in securities was made in the amount of $76,367,000. Repurchase of shares for treasury stock amounted to $16,823,000.
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
In the third quarter of 2006, the board of directors declared a dividend to common stock of $0.12 per share, which resulted in a cash payment of $2,449,000.

As of September 30, 2006, we had approximately $14,041,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $2,389,000 since December 31, 2005. Total accounts receivable increased $2,099,000 since December 31, 2005, primarily as a result of an increase in the number of patients financed by the Company. At the same time, the allowance for doubtful accounts declined by $290,000, as the 36-month financing program became fully mature and the actual default rates were determined.
Prepaid income taxes decreased to $2,752,000 at September 30, 2006 from $4,485,000 at June 30, 2006. At December 31, 2005, prepaid income taxes were $2,875,000. For the nine months ended September 30, income taxes paid were $16,050,000 in 2006 compared to $9,646,000 in 2005.
Deferred compensation assets were $112,000 below deferred compensation liability as of September 30, 2006. This difference resulted from the timing of deposits to the investment account.
In May 2005, the Board of Directors authorized the purchase of up to one million shares of common stock. During the first nine months of 2006, 396,500 shares were purchased under this authorization at an average price of $42.43 per share.
Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of September 30, 2006. These funds are not available for general corporate purposes.
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
Year-to-date, we have opened nine vision centers in Paramus, New Jersey; Grand Rapids, Michigan; Seattle, Washington; Sugar Land, Texas; Denver, Colorado; New Haven, Connecticut; Dallas, Texas; Oakdale, Minnesota and Lexington, Kentucky. Capital expenditures through September 30, 2006 were $6,449,000. We have additional facilities under development and currently expect to open a total of 10 to 12 vision centers in 2006.
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
New Accounting Pronouncements
See the “Stock-Based Compensation” section of the Notes to the Condensed Consolidated Financial Statements for information on the Company’s adoption of SFAS 123(R) and “Income Taxes” for information on the Company’s adoption of FIN 48.
Critical Accounting Estimates
Significant accounting policies are disclosed in the Notes to Condensed Consolidated Financial Statements. Critical accounting estimates are discussed below.

Accounts Receivable and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some of our variable costs, with the remainder due from the patient over 12 to 36 months. We began our patient financing program in May 2002. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments. Interest income is recorded over the term of the payment program. As of September 30, 2006, the discount in receivables with an initial term over 12 months was $151,000.
Based upon our own experience with patient financing, we have established bad debt reserves as of September 30, 2006 of $2,855,000 against accounts receivable of $16,896,000. To the extent that our actual bad debt write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual bad debt write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
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
The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2006, we recorded an insurance reserve amount of $6,020,000 which represents an estimate of costs to settle claims. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.
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
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of September 30, 2006. Based on this evaluation, the Interim CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of the Company’s Interim CEO and CFO, an evaluation of the Company’s internal control over financial reporting was performed as of September 30, 2006. Based on this evaluation, the Interim CEO and CFO have concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2006.
Issuer Purchases of Equity Securities

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet be Purchased
	(a) Total Number of	(b) Average Price	Announced Plans or	Under the Plans or
Period	Shares Purchased	Paid per Share	Programs	Program
07/01/06 — 07/31/06	50,000	$42.31	50,000	753,500
08/01/06 — 08/31/06	200,000	$42.30	200,000	553,500
09/01/06 — 09/30/06	—	$—	—	553,500
Total	250,000	$42.30	250,000	553,500
Item 6. Exhibits

Number	Description
31.1	Interim CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LCA-VISION INC.

Date:	October 30, 2006	/s/ Craig P. R. Joffe
Craig P. R. Joffe Interim Chief Executive Officer, Chief Operating Officer and General Counsel
Date:	October 30, 2006	/s/ Alan H. Buckey
Alan Buckey Executive Vice President/Finance and Chief Financial Officer