Form 10-K
period 2006-12-31
LCA VISION INC
filed 2007-02-27
CIK 1003130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                 to
Commission file number 0-27610
LCA-Vision Inc.
(Exact name of registrant as specified in charter)

Delaware	11-2882328

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7840 Montgomery Road, Cincinnati, OH	45236

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (513) 792-9292
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $1,084,000,000.
     The number of shares outstanding of the registrant’s Common Stock as of February 23, 2007 was 19,889,622.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 14, 2007 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.
FISCAL YEAR 2006 FORM 10-K ANNUAL REPORT

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1A — Risk Factors.”
Item 1. Business.
Background and History of Company
LCA-Vision Inc. (the Company or LCA-Vision) is a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 740,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently own and operate 60 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States, and also have a joint venture in Canada.
The Company derives all of its operating revenues from laser refractive surgery, our only reported segment. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.”
Laser Vision Correction Procedures
Laser vision correction procedures are designed to reshape the outer layers of the cornea to help correct refractive vision disorders by changing its curvature with an excimer laser, which may reduce the need for wearing corrective lenses such as glasses and contact lenses. Prior to the laser vision correction procedure, an assessment is made of the patient’s candidacy for the treatment and the correction required to program the excimer laser. The software of the excimer laser then calculates the number of pulses needed to achieve the intended correction using a specially developed algorithm. A speculum is inserted to prevent blinking and topical anesthetic eye drops are applied. The patient reclines in a chair, eyes focused on a fixed target, while the ophthalmologist positions the patient’s cornea for the procedure. The excimer laser emits energy in a series of pulses, with each pulse typically lasting only a fraction of a second. High-energy ultraviolet light produced by the excimer laser creates a ''non-thermal’’ ablation to remove corneal tissue and reshape the cornea. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness, and steeper when corrected for farsightedness. A series of patient follow-up visits is scheduled with an optometrist or ophthalmologist to monitor the corneal healing process, to check that there are no complications and to test the correction achieved by the procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.
We provide primarily two types of procedures in our vision centers:
PRK and Surface Ablation. PRK has been approved by the U.S. Food and Drug Administration (FDA) for commercial use in the United States since 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses directly to the surface of the cornea. Following the PRK procedure, a contact lens bandage is placed on the eye to protect it. The patient may experience discomfort and blurred vision until the epithelium heals, which can take several days or longer. The doctor generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort, minimizing infection and helping to promote corneal healing.

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
LASIK. In 1997, we began performing LASIK, which now accounts for the majority of our laser vision procedures in the United States. In LASIK procedures, an automated microsurgical instrument called a microkeratome or a femtosecond laser is typically used to create a thin flap, which remains hinged to the eye. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction of the cornea. Since the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day and enjoying shorter recovery periods. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.
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
Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 5.5 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 1.4 million laser vision correction procedures performed in 2006. It is estimated that the potential market for laser vision correction procedures in the United States is approximately 120 million procedures, according to some industry reports on the U.S. refractive market.
Laser vision correction is typically an elective, private pay procedure performed on an outpatient basis. The demand for laser vision correction procedures performed in the United States is widely believed to be attributable to many factors, including:
•	Market acceptance — as the number of procedures performed increases, so does the number of patients able to attest to the perceived benefits of laser vision correction,

•	Technology — compared to earlier laser vision correction procedures, the LASIK procedure typically results in less patient discomfort and a shorter recovery period, and

•	Applications — FDA approval for the excimer laser used in LASIK laser vision correction procedures has been extended to the treatment of three of the most common types of refractive vision disorders: nearsightedness, farsightedness and astigmatism.

Estimated Number of Laser Vision Correction Procedures in North America per Year
Source: Market Scope, February, 2007
(e): 2007 data estimated
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
Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists. We generally focus our recruiting efforts on leading independent ophthalmologists and optometrists with a reputation for providing quality eye care within their respective markets, and with experience in laser vision correction procedures. Our ophthalmologists generally have completed extensive FDA-mandated training and also have met our qualification criteria, which include a review of state licensure, board certification, malpractice insurance and surgical experience.
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
Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of print media, radio, internet, television and direct mail campaigns, among other strategies. In most advertisements, prospective patients are provided a web site address and a toll-free number to contact us. Our call center representatives answer initial questions potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction.
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
We also face competition from other providers of laser vision correction. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers. Industry sources estimate that such local providers represent over 50% of the laser vision correction market. Corporate laser vision correction providers, such as ourselves, are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction. Among the laser vision correction providers, we believe we are the largest provider in terms of number of procedures performed in fixed-site vision centers in the United States.
The market for providing laser vision correction service is highly competitive and fragmented. In most of our markets, we compete with other laser vision correction center chains. These include TLC Vision Corporation, which also is a public company, as well as with hospitals, surgical clinics, national and local operators of vision centers and ophthalmology practices, among others, that have purchased or rent their own lasers. TLC Vision Corporation has recently launched an aggressive new business model focusing on the value segment of the industry. We believe the market is likely to become progressively more competitive as it matures.
In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedural volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including large chains of laser vision correction centers, in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective.

Employees
As of February 6, 2007, we had approximately 700 employees, 614 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.
Trademarks
Not all of the names we use for our products and services have been registered with the United States Patent and Trademark Office. Where we use the “TM” (trademark) symbol, it is our intention to claim trademark rights on those names under common law. The duration of such trademarks under common law is the length of time we continue to use them.
Suppliers of Equipment and Financing Services
We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are several companies — including Bausch & Lomb, Advanced Medical Optics and Alcon, the three suppliers we currently use — whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.
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
Failure to comply with applicable FDA requirements could subject excimer laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in some circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in us being named as a party in ensuing litigation or a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers and partners to obtain or maintain appropriate regulatory approval. Furthermore, the failure of Advanced Medical Optics, Bausch & Lomb or Alcon or any other manufacturers or suppliers that supply or may supply excimer lasers, diagnostic or other equipment or necessary services to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such business suppliers and partners, could limit the supply of lasers or limit our ability to use the lasers.
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
Advertising restrictions
Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (FTC). In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC. On July 18, 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not be perceived negatively, and thus restrict our ability to effectively generate demand for our laser vision correction services.
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
Facility licensure and certificates of need
State Departments of Health may require us to obtain licenses in the various states in which we have or acquire laser vision correction centers or other business operations. We believe that we have obtained the necessary material licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, not all of the regulations governing the need for licensure are clear and there is little guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations. While we currently have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.
Some states require permission by the State Department of Health in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, not all of the regulations governing the need for CONs are clear and there is little guidance regarding certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON in that state. There can be no assurance that we will be able to acquire a CON in all states where it is required, or that our failure or inability to obtain a CON in markets into which we believe we could otherwise be successful expanding will not have a material adverse effect on our business, financial condition and results of operations.
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
Internet
The Company’s websites are www.lasikplus.com and www.lca-vision.com. The Company makes available free of charge through a link provided at the websites its Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission. To obtain a copy of Form 10-K by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.

Item 1A. Risk Factors
We have experienced operating losses in the past.
We commenced operations in 1991 and, other than in the year 1999, posted net losses in every year prior to 2003. Our ability to remain profitable depends on, among other factors:
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
Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:
•	Market acceptance of laser vision correction services

•	The number of laser vision correction procedures performed

•	The timing of new advancements by our suppliers and the purchase of such advancements or upgrades of equipment by us or our competitors

•	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate

•	Declining economic conditions in the geographic areas in which we operate, which can result in decreased demand for our laser vision correction services

•	The opening, closing or expansion of vision centers

•	Regulatory matters

•	Litigation

•	Acquisitions and other transactions
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
Reductions in revenues or net income between quarters or our failure to achieve expected quarterly earnings per share has in the past and could in the future result in a decrease in the market price of our common stock.
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
Our industry is highly correlated with consumer confidence.
Following the events of September 11, 2001, we experienced a marked drop-off in business. Similarly, with the spike in oil prices in 2005, we also saw deterioration in volume, especially from patients at the lower-income levels. Deteriorating consumer confidence can negatively impact our financial performance.
We derive all of our revenue from laser vision correction services and a decrease in the provision of these services could result in a significant decrease in our revenues and profitability.
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
As a result of industry, competitive or clinical factors, among others, we may be required to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers. Such alternative technologies could include a technology in which a laser is used to cut a corneal flap instead of a microkeratome, various intraocular lens technologies, or an increased penetration in the percent of custom wavefront treatments we perform, among others. Introducing such technology or such changes could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline. Such changes could include higher costs to us or higher prices for our patients. An increase in costs could reduce our ability to maintain our profit margin. An increase in prices could adversely affect our ability to attract new patients.
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
Some of our current competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and compete more effectively. Competition in the market for laser vision correction could increase as excimer laser surgery becomes more common and the number of ophthalmologists performing the procedure increases. Similarly, competition could increase if the market for laser vision correction does not experience growth, and existing providers compete for market share. TLC Vision Corporation recently launched a new business model focusing on the value segment of the industry. Additional competition may develop, particularly as the price to purchase or rent excimer laser systems decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.
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
A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the customer in up to 36 monthly installments. As of December 31, 2006, we had $17,176,000 in accounts receivable, compared to $14,797,000 as of December 31, 2005. We are now exposed to significantly increased credit risk, particularly given that patients who participate in our direct financing program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.
If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.
We derive all of our revenues from laser vision correction. As a result, we believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating refractive vision disorders. The industry has been relatively flat to slightly down since 2005.
Wider acceptance of laser vision correction may be affected adversely by:
•	Concerns about the safety and effectiveness of laser vision correction procedures, including procedures using new technologies
•	General resistance to surgery of any type, and eye surgery in particular
•	Cost, particularly since laser vision correction is not typically covered by government or private insurers
•	The effectiveness of alternate methods of correcting refractive vision disorders, including but not limited to various intraocular lens technologies
•	Possible unknown side effects not yet revealed by long-term follow-up data
•	Regulatory developments
•	Reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction
Concerns about potential side effects and long-term results may negatively impact market acceptance of laser vision correction, result in potential liability for us and prevent us from growing our business.
Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Laser vision correction has been provided in the U.S. only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us. Several significant verdicts have been awarded against non-affiliated refractive surgeons in the past few years. Consequences of proceedings could include increased liability to us in connection with malpractice litigation, increased difficulty in hiring and retaining qualified independent ophthalmologists who may be wary of the increased liability of laser eye surgery, and decreased operational and financial yield from pre-operative examinations, among other effects that will be adverse to our results of operations and profitability.
Some of the possible side effects of laser vision correction may include:
•	Foreign body sensation
•	Pain or discomfort
•	Infection of the eye
•	Sensitivity to bright lights
•	Blurred vision or haze
•	Dryness or tearing
•	Fluctuation in vision
•	Night glare and halos
•	Poor or reduced visual quality
•	Overcorrection or under correction
•	Regression
•	Decreased corneal integrity
•	Corneal flap or corneal healing complications
•	Loss of best corrected visual acuity
•	Inflammation or infection
•	Need for corrective lenses or reading glasses post-operatively
•	Need for further treatment
Laser vision correction may also involve the removal of “Bowman’s membrane,’’ an intermediate layer between the outer corneal layer and the middle corneal layer of the eye. The effect of the removal of Bowman’s membrane on patients is currently not clear.

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
As described under “Government Regulation” and below, we, excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including all or some of the following:
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
Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission. We are subject to a 2003 FTC Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the Federal Trade Commission, will not restrict our laser vision correction services, or otherwise result in negative publicity and damage our reputation.

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
Our business is very reliant upon direct-to-consumer marketing.
The effectiveness of our marketing programs and messages to consumers can have a significant impact on our financial performance. During the third quarter of 2006, the effectiveness was less than previous quarters, resulting in an increased cost of marketing per procedure, a decline in our revenue and earnings growth, and an erosion in our margins. Less effective marketing programs could negatively affect our profitability or financial condition.
Recent changes in management and dependence on a small number of senior managers.
Our success depends, to a significant extent, upon the efforts and abilities of a small number of senior executives. On November 2, 2006, Steven Straus became our Chief Executive Officer. Stephen Joffe, the previous Chief Executive Officer, stepped down effective March 1, 2006. On March 3, 2006, Stephen Joffe disclosed in a public filing that he and a non-profit foundation with which he is affiliated purchased a significant interest in TLC Vision Corporation, a competitor of ours. Effective October 6, 2006, Kevin Hassey resigned as President. These recent changes could cause further management instability, which could have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers are in leased locations. The typical location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas. The leased space ranges in size from approximately 2,646 to 6,931 square feet with lease expiration dates ranging from June 30, 2007 to February 28, 2016.
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
Since December 18, 2003, the Company has used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Over the first four years of operation, the losses paid by the captive insurance company have not been material.
In addition, we are periodically subject to various claims and lawsuits. We believe that none of the legal proceedings to which we are currently subject will have a material adverse effect on our business, financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol “LCAV.” There were approximately 20,000 beneficial owners of our Common Stock as of February 20, 2007.
The following table sets forth the range of high and low sales prices of the common stock as reported on the Nasdaq Global Select Market for the specific periods.

	2006		2005
	High	Low	High	Low
First Quarter	$56.68	$40.30	$34.46	$22.02
Second Quarter	58.25	46.00	49.89	32.00
Third Quarter	54.57	37.58	51.24	33.87
Fourth Quarter	37.43	29.90	50.29	33.43

The Company initiated a quarterly cash dividend in the third quarter of 2004 which it has paid since that time. While the Company intends to pay regular quarterly dividends for the foreseeable future, each dividend is reviewed quarterly and requires declaration by the Board of Directors. The following table sets forth the quarterly cash dividends paid for 2006 and 2005.

	2006	2005
First Quarter	$0.12	$0.08
Second Quarter	0.12	0.08
Third Quarter	0.12	0.08
Fourth Quarter	0.18	0.12
Total	$0.54	$0.36
The Company has not sold any unregistered securities within the past three years.
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum Number
	(a) Total		Shares Purchased as	of Shares/Dollars that
	Number of	(b) Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Program

10/1/06 — 10/31/06	361,700	$35.33	361,700	191,800
11/1/06 — 11/30/06	191,800	$34.97	191,800	-0-
12/1/06 — 12/31/06	442,400	$35.06	442,400	$34,488,000
Total	995,900	$35.14	995,900	$34,488,000
On May 17, 2005, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock. This repurchase program was completed in November 2006. On November 22, 2006, the Company announced that the Board of Directors authorized a new share repurchase plan under which the Company is authorized to purchase up to $50 million of its common stock. Through December 31, 2006, the Company had repurchased 442,400 shares of its common stock under this second program at an average price of $35.06 per share for a total cost of approximately $15.5 million.

Item 6. Selected Financial Data.
The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(amounts in thousands, except per share and operating data)
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$256,927	$192,397	$127,122	$81,423	$61,838
Operating costs and expenses:
Medical professional and license fees	44,754	35,051	24,275	15,779	12,270
Direct costs of services	77,612	54,952	40,842	31,507	28,796
General and administrative expenses	21,156	14,021	10,292	8,043	8,327
Marketing and advertising	47,971	31,813	20,468	12,566	12,823
Depreciation and amortization	8,453	7,636	7,045	6,377	5,997
Special (benefit) charges	—	—	—	—	(174)

Total expenses	199,946	143,473	102,922	74,272	68,039

Operating income (loss)	56,981	48,924	24,200	7,151	(6,201)
Equity in earnings from unconsolidated businesses	746	328	369	317	241
Interest expense	(302)	(104)	(24)	(18)	(4)
Interest and dividend income	6,484	4,033	2,161	540	225
Litigation settlement	—	—	—	—	2,282
Other (expense)	(27)	(397)	(306)	(130)	(195)

Income (loss) before taxes on income	63,882	52,784	26,400	7,860	(3,652)
Income tax expense (benefit)	25,586	21,131	(5,629)	591	174

Income (loss) available to common shareholders	$38,296	$31,653	$32,029	$7,269	$(3,826)

Income (loss) per common share
Basic	$1.85	$1.54	$1.59	$0.44	$(0.24)
Diluted	1.80	1.47	1.54	0.44	(0.24)

Cash dividends per common share	$0.54	$0.36	$0.13	—	—

Weighted average shares used in computation
Basic	20,694	20,500	20,099	16,391	16,191
Diluted	21,235	21,492	20,814	16,616	16,191

Selected Operating Data
Laser vision correction procedures	185,268	142,000	95,835	65,485	57,104

	At December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data
Cash and short-term investments	$98,052	$110,531	$86,088	$64,408	$17,798
Working capital	106,890	119,874	91,182	60,486	12,520
Total assets	166,987	166,852	129,577	90,037	39,996
Debt maturing in one year	3,360	2,122	542	—	10
Total debt, excluding current portion	2,431	1,434	376	—	—
Retained earnings (deficit)	43,679	16,514	(7,732)	(37,069)	(44,338)
Total stockholders’ investment	136,475	144,136	111,837	78,802	32,112
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
Results of Operations
Revenues
We derived all of our revenues for the last three years from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.
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

The following table details the number of laser vision correction procedures performed at our consolidated vision centers during the last three fiscal years.

	2006	2005	2004

First Quarter	53,372	37,578	24,270
Second Quarter	47,308	36,010	24,093
Third Quarter	42,539	34,187	23,248
Fourth Quarter	42,049	34,225	24,224

Year	185,268	142,000	95,835

In 2006, revenues increased by $64,530,000, or 33.5%, to $256,927,000 from $192,397,000 in 2005. Approximately $58,624,000 of this increase in revenues in 2006 was a result of higher procedure volumes and approximately $5,906,000 was a result of improved pricing. For vision centers open at least 12 months, revenues increased by 17.7% in 2006 compared to 2005. Procedure volume of 185,268 increased 30.5% from 142,000 in 2005. Revenue per procedure of $1,387 increased about 2% from $1,355 in 2005. Increased marketing expenditures coupled with new centers drove market share increases in 2006.
In 2005, revenues increased by $65,235,000 or 51.3%, to $192,397,000 from $127,122,000 in 2004. Approximately $61,237,000 of this increase in revenues in 2005 was a result of higher procedure volumes and approximately $4,038,000 was a result of improved pricing. Continued improvement in marketing and advertising effectiveness and continued growth and increased patient acceptance of laser vision correction, together with third-party financing and our own patient financing plan, among other factors, helped to grow procedure volume in 2005 over 2004.
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
Operating Costs and Expenses
2006 Compared to 2005
The following table shows the increase in components of operating expenses from 2005 to 2006 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2006	2005	Increase	2006	2005
Medical professional and license fees	$44,754	$35,051	$9,703	17.4%	18.2%
Direct costs of services	77,612	54,952	22,660	30.2	28.6
General and administrative expenses	21,156	14,021	7,135	8.2	7.3
Marketing and advertising	47,971	31,813	16,158	18.7	16.5
Depreciation and amortization	8,453	7,636	817	3.3	4.0
Medical professional expenses increased by approximately $5,869,000, or 27%, in 2006 from 2005 as a result of increased revenues from higher procedure volumes. License fees increased by $3,834,000, or 18%, primarily as a result of higher procedure volume.
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, finance charges and facility costs of operating laser vision correction centers. These direct costs increased in 2006 by $22,660,000, or 41%, compared to 2005. Of this amount, $19,669,000 was primarily a result of increased salaries, fringe benefits, rent and utilities, financing fees, insurance, laser rent and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense (SFAS 123(R)) resulted in expense of $2,991,000 in 2006.
General and administrative expenses increased by $7,135,000, or 51%, in 2006 as compared to 2005. Of this amount, $4,461,000 was primarily due to increase in salaries, fringe benefits, contractual professional services and director fees. The recording of stock-based compensation expense (SFAS 123(R)) resulted in $2,674,000 expense in 2006.
Marketing and advertising expenses increased by $16,158,000, or 51%, in 2006 from 2005, primarily as a result of our efforts to support new markets and existing markets. The marketing and advertising expense increased more than the increase in revenue in 2006. The company is adjusting its marketing strategies with the goal of improving the marketing effectiveness.
Depreciation expense increased by $817,000 in 2006 from 2005, primarily as a result of depreciation of capitalized expenditures at new vision centers in 2006.
Net investment income increased by $2,253,000, or 57%, in 2006 from 2005, due to income on patient financing, higher levels of investments and higher interest rates.

2005 Compared to 2004
The following table shows the increase in components of operating expenses from 2004 to 2005 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2005	2004	Increase	2005	2004
Medical professional and license fees	$35,051	$24,275	$10,776	18.2%	19.1%
Direct costs of services	54,952	40,842	14,110	28.6	32.1
General and administrative expenses	14,021	10,292	3,729	7.3	8.1
Marketing and advertising	31,813	20,468	11,345	16.5	16.1
Depreciation and amortization	7,636	7,045	591	4.0	5.5
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
Depreciation expense increased by $591,000 in 2005 from 2004, primarily as a result of opening 10 new vision centers in 2005.
Interest and dividend income increased by $1,872,000 in 2005 from 2004, due to income on long-term receivables, higher levels of invested cash and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for 2006, 2005 and 2004 (in thousands of dollars):

	2006	2005	2004
Federal income taxes	$21,393	$16,882	$8,409
State and local income taxes, net of federal benefit	4,193	3,753	1,740
Foreign income taxes	—	496	621
Valuation allowance (decrease)	—	—	(16,399)

Income tax provision	$25,586	$21,131	$(5,629)

See Note 4 to the consolidated financial statements for further details regarding income taxes.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $98,052,000 as of December 31, 2006, down from $110,531,000 at December 31, 2005. Net cash provided by operating activities in 2006 was $53,532,000. Proceeds from the exercise of stock options totaled $5,528,000. Net investment in securities was made in the amount of $70,930,000. Repurchase of shares for treasury stock amounted to $51,816,000.
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
Our contractual obligations for future cash payments as of December 31, 2006 are summarized in the following table.

	Payments due by Period
					More than 5
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	years
Capital Leases	$6,205,000	$3,668,000	$2,537,000	$—	$—
Operating Lease Obligations	24,913,000	6,187,000	10,502,000	5,623,000	2,601,000
Deferred Compensation	4,136,000	—	—	—	4,136,000

Total	$35,254,000	$9,855,000	$13,039,000	$5,623,000	$6,737,000
As of December 31, 2006 and 2005, we had net operating loss carryforwards for federal income tax purposes of $1,954,000 and $5,200,000, respectively. These expire in varying amounts from 2017 until 2022.
Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,200,000 and $1,500,000. Actual costs vary from vision center to vision center based upon the location of the market, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.
The following is a list of the new vision centers we opened in the last two fiscal years:

2006	2005
Paramus, NJ	Sacramento, CA
Grand Rapids, MI	Norfolk, VA
Seattle, WA	Hartford, CT
Sugar Land, TX	Milwaukee, WI
Denver, CO	Phoenix, AZ
New Haven, CT	Austin, TX
Dallas, TX	Portland, OR
Oakdale, MN	Pittsburgh, PA
Lexington, KY	Albuquerque, NM
Lincoln Park, IL	Birmingham, AL
Laser and equipment upgrades and vision center expansions resulted in capital expenditures of $9,656,000 in 2006 and $10,748,000 in 2005, which were funded by cash flow from operations in both years.
We continue to offer our own sponsored patient financing. As of December 31, 2006, we had $14,300,000 in accounts receivable, net of allowance for doubtful accounts, which is an increase of $2,700,000, or 23.0%, since December 31, 2005, compared to growth in revenue of 33.5%.
Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2006. These funds are not available for general corporate purposes.
We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and capital lease obligations.
Critical Accounting Estimates
Accounts Receivable
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee and the remainder is deducted over a period of 12 to 36 months. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program. As of December 31, 2006, the discount in receivables with an initial term over 12 months was $117,000.

Allowance for Doubtful Accounts
As a result of an expansion of the amount of patient financing provided in 2006, we are exposed to more credit risk than we have experienced in the past. Based upon our own experience with patient financing and based upon the credit experience of lenders that provide financing to customers similar to ours, we have established allowance for doubtful accounts as of December 31, 2006 of $2,842,000 against accounts receivable of $17,176,000, compared to an allowance of $3,145,000 against accounts receivable of $14,797,000 at December 31, 2005. Our policy is to reserve for all receivables that remain open past financial maturity date and to provide reserves for receivables prior to the maturity date to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates. To the extent that our actual allowance for doubtful account writeoffs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful accounts write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.
Captive Insurance Company Reserves
Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2006, we recorded an insurance reserve amount of $6,163,000, which primarily represents an actuarially determined estimate of claims incurred but not yet reported. This represents an increase in the reserve of $2,323,000 from $3,840,000 at December 31, 2005. To the extent that our actual claim experience is greater than our estimated insurance reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual claim experience is less than our estimated insurance reserve, it would favorably impact our results of operations and cash flows.
Income Taxes
At December 31, 2006 and 2005, we had approximately $1,954,000 and $5,200,000, respectively, of net operating loss carryforwards that can be used to reduce future taxable income.
The Company decreased the valuation allowance on deferred tax assets in 2004 by $16,399,000. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and expected future profitability. We currently believe it is more likely than not that our deferred tax assets will be realized to the extent of the tax benefit recorded.
Consolidation
We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (VIEs) and in all VIEs for which we are considered the primary beneficiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with EITF 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence are accounted for by the equity method.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. SFAS No. 123(R) became effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must recognize compensation expense related to any awards that were not fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The impact of adopting SFAS 123(R) decreased net income by $4,511,000 in 2006.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a framework for recognizing and measuring income tax benefits for inclusion in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 as of January 1, 2007 and are in the process of finalizing our assessment of uncertain tax positions based on current FASB guidance. We do not anticipate the cumulative effect of adopting FIN 48 will be material to our consolidate financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect, if any, the adoption of SFAS 157 will have on the consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The carrying values of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.
Short-term investments are recorded at market value. Due to the short-term nature of the investment in corporate bonds and the significant portion of the investments in government bonds, there is little risk to the valuation.
We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
We, the management of LCA-Vision Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rules 13a-15(f) and 15d-15(f), and for the preparation and integrity of the consolidated financial statements and the information contained in this Annual Report. We prepared the accompanying consolidated financial statements in accordance with U. S. generally accepted accounting principles. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and its reliability. To report financial results we must often make estimates based on currently available information and judgments of current conditions and circumstances.
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria described above. No matter how well designed, all internal control systems have inherent limitations and even those systems determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.
Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ Steven C. Straus	/s/ Alan H. Buckey

Steven C. Straus	Alan H. Buckey
Chief Executive Officer	Executive Vice President/Finance, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LCA-Vision Inc.
We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2).These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As described in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LCA-Vision Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that LCA-Vision Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that LCA-Vision Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006 of LCA-Vision Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$27,251	$110,531
Short-term investments	70,801	—
Accounts receivable, net of allowance for doubtful accounts of $2,310 and $2,641	12,160	10,520
Receivables from vendors	3,310	3,207
Prepaid expenses and other	6,414	4,031
Prepaid income taxes	1,667	2,875
Deferred tax assets	3,022	3,542

Total current assets	124,625	134,706

Property and equipment	77,323	63,026
Accumulated depreciation and amortization	(46,399)	(38,342)

Property and equipment, net	30,924	24,684

Accounts receivable, net of allowance for doubtful accounts of $532 and $504	2,174	1,132
Deferred compensation plan assets	4,090	2,569
Investment in unconsolidated businesses	904	158
Deferred tax assets	2,775	2,064
Other assets	1,495	1,539

Total assets	$166,987	$166,852

Liabilities and stockholders’ investment
Current liabilities
Accounts payable	$5,264	$3,800
Accrued liabilities and other	9,111	8,910
Capital lease obligations maturing in one year	3,360	2,122

Total current liabilities	17,735	14,832

Capital lease obligations	2,431	1,434
Deferred compensation liability	4,136	2,569
Insurance reserve	6,163	3,840
Minority equity interest	47	41

Stockholders’ investment
Common stock ($.001 par value; 24,814,542 and 24,368,992 shares and 19,821,348 and 20,768,198 shares issued and outstanding, respectively)	25	24
Contributed capital	162,245	145,262
Common stock in treasury, at cost (4,993,194 shares and 3,600,794 shares)	(69,487)	(17,671)
Retained earnings	43,679	16,514
Accumulated other comprehensive income	13	7

Total stockholders’ investment	136,475	144,136

Total liabilities and stockholders’ investment	$166,987	$166,852

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues — Laser refractive surgery	$256,927	$192,397	$127,122

Operating costs and expenses
Medical professional and license fees	44,754	35,051	24,275
Direct costs of services	77,612	54,952	40,842
General and administrative expenses	21,156	14,021	10,292
Marketing and advertising	47,971	31,813	20,468
Depreciation	8,453	7,636	7,045

Operating income	56,981	48,924	24,200

Equity in earnings from unconsolidated businesses	746	328	369
Net investment income	6,182	3,929	2,137
Other income, net	(27)	(397)	(306)

Income before taxes on income	63,882	52,784	26,400
Income tax expense (benefit)	25,586	21,131	(5,629)

Net income	$38,296	$31,653	$32,029

Income per common share
Basic	$1.85	$1.54	$1.59
Diluted	$1.80	$1.47	$1.54

Weighted average shares outstanding
Basic	20,694	20,500	20,099
Diluted	21,235	21,492	20,814
See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flow from operating activities:
Net income	$38,296	$31,653	$32,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,453	7,636	7,045
Provision for loss on doubtful accounts	1,855	1,778	1,344
Deferred income taxes	(160)	3,002	(8,608)
Tax benefit on disqualified disposition of stock options	—	5,670	1,311
Stock-based compensation	5,665	—	—
Deferred compensation	1,567	1,354	758
Insurance reserve	2,323	1,272	1,605
Equity in earnings from unconsolidated affiliates	(746)	(328)	(369)
Changes in working capital:
Accounts receivables	(4,537)	(3,829)	(6,906)
Receivables from vendors	(103)	(2,130)	(275)
Prepaid expenses and other	(2,383)	(1,544)	(998)
Prepaid income taxes	1,208	(2,608)	(267)
Accounts payable	1,464	(1,723)	81
Income taxes payable	—	(254)	16
Accrued liabilities and other	630	1,111	3,041

Net cash provided by operations	53,532	41,060	29,807

Cash flows from investing activities:
Purchases of property and equipment	(9,656)	(10,748)	(7,213)
Purchases of investment securities	(308,943)	—	—
Proceeds from sale of investment securities	238,013	—	—
Distribution from minority equity investors	—	1,215	586
Deferred compensation plan	(1,521)	(1,382)	(726)
Other, net	119	170	(108)

Net cash used in investing activities	(81,988)	(10,745)	(7,461)

Cash flows from financing activities:
Principal payments of capital lease obligations	(2,795)	(1,140)	(176)
Shares repurchased for treasury stock	(51,816)	(2,209)	—
Tax benefits related to stock-based compensation	5,409	—	—
Exercise of stock options	5,528	4,884	2,202
Distribution paid to minority equity investors	(19)	—	—
Dividends paid to stockholders	(11,131)	(7,407)	(2,692)
Net cash used in financing activities	(54,824)	(5,872)	(666)

(Decrease) increase in cash and cash equivalents	(83,280)	24,443	21,680

Cash and cash equivalents at beginning of year	110,531	86,088	64,408

Cash and cash equivalents at end of year	$27,251	$110,531	$86,088

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

			Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)			(dollars in thousands)
Common Stock
Balance at beginning of year	24,368,992	$24	23,767,353	$24	23,465,342	$16
Employee plans	445,550	1	601,639	—	304,169	—
Stock split — par value effect	—	—	—	—	—	8
Partial shares	—	—	—	—	(2,158)	—

Balance at end of year	24,814,542	25	24,368,992	24	23,767,353	24

Treasury Stock
Balance at beginning of year	(3,600,794)	(17,671)	(3,550,794)	(15,462)	(3,550,794)	(15,462)
Shares repurchased	(1,392,400)	(51,816)	(50,000)	(2,209)	—	—

Balance at end of year	(4,993,194)	(69,487)	(3,600,794)	(17,671)	(3,550,794)	(15,462)

Contributed Capital
Balance at beginning of year		145,262		134,708		131,203
Stock split — par value effect		—		—		(8)
Employee plans		5,527		4,884		2,250
Stock split fractional shares		—		—		(48)
Stock based compensation		5,665		—		—
Deferred tax benefit of disqualified stock options		5,791		5,670		1,311

Balance at end of year		162,245		145,262		134,708

Retained Earnings (deficit)
Balance at beginning of year		16,514		(7,732)		(37,069)
Net income		38,296		31,653		32,029
Dividends paid		(11,131)		(7,407)		(2,692)

Balance at end of year		43,679		16,514		(7,732)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		7		299		114
Translation adjustments		1		(286)		154
Unrealized investment gain		5		(6)		31

Balance at end of year		13		7		299

Total Stockholders’ Investment		$136,475		$144,136		$111,837

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description Of Business And Summary Of Significant Accounting Policies
Business
We are a leading developer and operator of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use fixed-site excimer lasers manufactured by Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent board-certified ophthalmologists and credentialed optometrists as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 740,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently own and operate 60 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States, and are part of a joint venture in Canada. Due to the nature of our operations and organization, we operate in only one business segment.
Consolidation and Basis of Presentation
We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (VIEs) and in all VIEs for which we are considered the primary beneficiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with EITF 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence are accounted for by the equity method. Intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of our consolidated financial statements in conforming with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include patient financing receivables and reserves, insurance reserves, income taxes and long-lived assets. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.
Reclassification
Certain prior period amounts have been reclassified in the consolidated financial statements and accompanying notes to conform to current period presentation.
Cash and Cash Equivalents
We consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2006. These funds are not available for general corporate purposes.
Short-term Investments
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all securities are classified as available-for-sale. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in net investment income. Realized gains and losses and declines in value judged to be other-than-temporary are also included in net investment income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net investment income.

The following table is a summary of available-for-sale securities at December 31, 2006:

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Value)
Corporate bonds	$6,795	$—	$—	$6,795
US Government securities	11,468	12	(6)	11,474
Municipal bonds	52,615	10	(93)	52,532

Total short term investments	$70,878	$22	$(99)	$70,801
The gross realized gains and losses on sales of available-for-sale securities for the twelve months ended December 31, 2006 totaled $18,000 and $7,000, respectively.
The net carrying value and estimated fair value of debt securities available for sale at December 31, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.
All securities are classified as short-term investments since the Company intends that such investments are available for operating purposes.

	Amortized	Estimated
(Dollars in thousands at December 31, 2006)	Cost	Fair Value
Due in one year or less	$24,251	$24,203
Due after one year through three years	15,479	15,459
Due after three years	31,148	31,139

Total debt securities	$70,878	$70,801
Accounts Receivable
Accounts receivable are comprised primarily of amounts owed to the Company from patients and from professional corporations. Accounts receivables are presented net of allowances for doubtful accounts of $2,842,000 and $3,145,000 at December 31, 2006 and 2005, respectively. For patients that we finance with an initial term over 12 months, we recognize revenues based upon the present values of the expected payments. Finance charges on patient receivables were $1,094,000 in 2006, $857,000 in 2005 and $860,000 in 2004. These amounts are included in Net Investment Income on the Consolidated Statements of Operation. At December 31, 2006 and 2005, the discount in receivables with an initial term over 12 months was $117,000 and $284,000, respectively.
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing and the credit experience of other centers that provide financing to customers similar to ours. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered.
Property and Equipment, and Depreciation and Amortization
Property and Equipment
We record our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation or amortization are deducted from the amounts reported in the Consolidated Balance Sheets and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred. Assets recorded under capitalized leases are amortized to expense which is included in the Depreciation and Amortization expense.

Depreciation and Amortization
We compute depreciation using the straight-line method which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.
We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to fair value, which is generally determined from estimated discounted cash flows for assets held for use.
Deferred Compensation Plan Assets
The deferred compensation plan assets are invested in a variety of mutual funds including a money market fund, a bond fund and several equity funds. Assets are reported at fair market value.
Financial Instruments
Concentration of Credit Risk
Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments and short-term investments. Our policy is to place our temporary cash investments in short-term investment-grade, interest-bearing corporate securities or obligations of, or guaranteed by, the US government or state and municipal related entities. Our short-term investment portfolio is comprised of investment-grade securities, obligations of the US government and obligations of various states and municipalities.
Fair Values of Financial Instruments
The cost basis of our cash and cash equivalents, trade receivables with an initial term within 12 months and accounts payable approximate their fair values due to their short term maturities. For trade receivables with an initial term in excess of 12 months, we record the present value of the expected payments discounted at a rate of 17.5 percent per year. The fair values of available-for-sale securities are based on quoted market prices.
Accrued Enhancement Expense
We offer our patients the option to purchase a one-year or lifetime acuity plan which will cover the cost of post-surgical enhancements should the patient not achieve the desired visual correction during the initial procedure. We record an enhancement accrual based on our best estimate of the number and associated cost of procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure costs and historical procedure volume when determining the appropriateness of the recorded balance.
Captive Insurance Company Reserves
Effective December 18, 2002, we established a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, some of whom are currently insured by the captive. Our captive insurance company is managed by an independent insurance consulting and management firm, and it is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. Beginning December 18, 2003, the Company elected to use the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2006 and 2005, we recorded an insurance reserve amount of $6,163,000 and $3,840,000, respectively, which primarily represents an actuarially determined estimate of claims incurred but not yet reported.
Income Taxes
We are subject to income taxes in the United States and Canada. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities. Income taxes are accounted for under FASB Statement No. 109 (FAS 109), Accounting for Income Taxes. The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred. Under FAS 109, deferred tax assets and liabilities are determined based on the temporary differences between amounts reported for financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Deferred tax assets are also recognized for the estimated future effects of tax loss carryforwards. The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes. Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

In the ordinary course of business, there are transactions and calculations where the ultimate tax determination is uncertain. We are periodically under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. The Financial Accounting Standards Board (FASB) has recently issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a framework for recognizing and measuring income tax benefits for inclusion in the consolidated financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We adopted FIN 48 as of January 1, 2007 and are in the process of finalizing our assessment of uncertain tax positions based on current FASB guidance. We do not anticipate the cumulative effect of adopting FIN 48 will be material to our financial statements.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.
The total number of unexercised options and outstanding restricted stock units as of December 31 was:

	2006	2005	2004

Options	957,242	1,494,640	1,773,465
Restricted stock	119,247	—	—
Following is a reconciliation of basic and diluted earnings per share for the twelve-month periods ended December 31, 2006, 2005 and 2004 (dollars in thousands, except per share data).

	2006	2005	2004

Basic Earnings
Net income	$38,296	$31,653	$32,029
Weighted average shares outstanding	20,694	20,500	20,099
Basic earnings per share	$1.85	$1.54	$1.59

Diluted Earnings
Net income	$38,296	$31,653	$32,029
Weighted average shares outstanding	20,694	20,500	20,095
Effect of dilutive securities
Stock options	525	992	715
Restricted stock	16	—	—
Weighted average common shares and potential dilutive shares	21,235	21,492	20,814
Diluted earnings per share	$1.80	$1.47	$1.54
Revenue Recognition
We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectibility is reasonably assured.

Marketing and Advertising Expenditures
Marketing and advertising costs are expensed as incurred, except for the costs associated with direct mail. Direct mail costs include printing mailers for future use, purchasing mailing lists of potential customers and postage cost. The printing and postage costs are expensed as the items are mailed. The mailing lists are amortized over a twelve-month period consistent with their use. Prepaid advertising expense (principally direct mail cost) was $3,702,000 at December 31, 2006 and $1,897,000 at December 31, 2005.
Stock-Based Compensation
Effective January 1, 2006, on a modified prospective basis, the Company began using the fair value method under SFAS No. 123(R), Share Based Payment, to recognize equity compensation expense in our results of operations. Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees. SFAS 123(R) requires the cost of all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS 123(R) requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.
Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of stock-based awards on a straight-line basis over the requisite service period. The stock-based compensation expense recognized due to the adoption of SFAS 123(R) for 2006 was $5,665,000 with associated tax benefits of $1,154,000 respectively. The amount of stock-based compensation capitalized was not material to our consolidated financial statements. Results for prior periods were not restated.
SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows. This requirement resulted in reduced net operating cash flows and increased net financing cash flows of $5,409,000 for 2006. Prior to the adoption of SFAS 123(R), we presented all income tax benefits from deductions resulting from stock-based compensation costs as operating cash flows in the Consolidated Statements of Cash Flows.
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
As a result of adopting SFAS 123(R) on January 1, 2006, and our resulting decision to begin issuing restricted shares after January 1, 2006, the Company’s income before income taxes and net income for 2006 are lower than if we had continued to account for share-based compensation under Opinion 25 in the following amounts (in thousands of dollars except per share amounts):

2006
Decrease in income before income taxes	$5,665
Decrease in net income	$4,511

Decrease in earnings per share
Basic	$0.22
Diluted	$0.21

Because we adopted SFAS 123(R) using the modified prospective approach, the prior years have not been restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if we had applied the fair value recognition provisions for our stock-based compensation arrangements for 2005 and 2004 (dollars in thousands except per share amounts).

	2005	2004
Net income, as reported	$31,653	$32,029
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	2,627	1,320

Pro forma net income	$29,026	$30,709

Earnings per share:
Basic — as reported	$1.54	$1.59
Based — pro forma	1.42	1.53
Diluted — as reported	$1.47	$1.54
Diluted — pro forma	1.35	1.48
Other Recent Accounting Pronouncements
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect, if any, the adoption of SFAS 157 will have on the consolidated financial statements.
2. Stockholders’ Investment
We are authorized to issue up to 55 million shares of common stock with a par value of $.001 per share. On May 17, 2005, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock. This repurchase was completed in November 2006. On November 22, 2006 the Company announced that the Board of Directors authorized a new share repurchase plan under which the Company is authorized to purchase up to $50,000,000 of its common stock. Through December 31, 2006, the Company had repurchased 442,400 shares of its common stock under this second program at an average price of $35.06 per share for a total cost of approximately $15,500,000.
At December 31, 2006, there were 4,993,194 shares of common stock held in treasury.
3. Investment in Unconsolidated Businesses
Our investments in unconsolidated businesses were $904,000 and $158,000 at December 31, 2006 and 2005, respectively. These balances represent our equity investments in Eyemed/LCA-Vision, LLC (50% ownership at December 31, 2006) and Lasik M.D. Toronto Inc. (40% ownership at December 31, 2006).
On July 1, 2005, we transferred financial and operational control of Lasik M.D. Toronto Inc. to our joint venture partners in Toronto, Canada. Therefore, effective July 1, 2005 we began to account for the results of Lasik M.D. Toronto Inc. using the equity method. Prior to July 1, 2005, the financial results and balance sheet of Lasik M.D. Toronto Inc. were consolidated into our financial statements. While there was no material difference in the net income or earnings per share as a result of this change, our revenues and reported procedural volume no longer include the procedures performed in Canada.
Combined summary financial information for these entities is as follows (dollars in thousands):

	December 31,
	2006	2005
Financial Position:
Current assets	$4,308	$3,170
Total assets	4,318	3,170
Current liabilities	3,771	1,568
Total liabilities	3,771	1,568
Members’ equity	547	1,602

Operating Results:
Revenue	$26,956	$16,632
Net income	5,435	2,919

4. Income Taxes
The components of income tax expense (benefit) for the three years ended December 31, 2006 are presented in the following table (dollars in thousands):

	2006	2005	2004
Current:
Federal	$21,686	$14,247	$487
State and local	4,060	3,386	559
Foreign	—	496	621

Total	25,746	18,129	1,667

Deferred:
Federal	(293)	2,635	7,922
State and local	133	367	1,181

Total	(160)	3,002	9,103

Income tax expense	25,586	21,131	10,770
Valuation allowance (decrease)	—	—	(16,399)

Net income tax expense (benefit)	$25,586	$21,131	$(5,629)

The Company decreased the valuation allowance on deferred tax assets in 2004 by $16,399,000. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and expected future profitability. We currently believe it is more likely than not that our deferred tax assets will be realized to the extent of the tax benefit recorded.
The foreign tax provisions consist primarily of Canadian income taxes. We have made no provision for U.S. income taxes on undistributed earnings of approximately $898,000 from our international businesses because it is our intention to reinvest those earnings in those operations. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. The amount of additional tax that might be payable upon reparation of these foreign earnings is approximately $200,000.
Income before income taxes for the last three years is presented in the following table (dollars in thousands):

	2006	2005	2004
Domestic	$63,174	$51,609	$25,286
Foreign	708	1,175	1,114

Total	$63,882	$52,784	$26,400

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred taxes are shown in the following table (dollars in thousands):

	December 31,
	2006	2005

Current deferred tax assets:
Net operating loss carryforward	$684	$1,341
Allowance for doubtful accounts	1,135	1,370
Captive insurance reserves	601	462
Accrued enhancement expense	571	360
Other	31	9

Total current deferred tax assets	3,022	3,542

Long-term deferred tax assets:
Net operating loss carryforwards	—	684
Deferred compensation	1,567	956
Share-based compensation	978	—
Property and equipment	230	424

Total long-term deferred tax assets	2,775	2,064

Net deferred tax assets	$5,797	$5,606

The following table reconciles the statutory federal income tax rate of 35% for 2006, 35% for 2005 and 34% for 2004, and the tax provision (benefit) shown in our Consolidated Statements of Operations (dollars in thousands):

	2006	2005	2004
Tax at statutory federal rate	$22,359	$18,494	$9,240
State and local income taxes, net of federal benefit	2,775	2,474	1,890
Permanent differences	702	49	22
Foreign income tax	—	107	46
Change in valuation allowance	—	—	(16,399)
Change in effective tax rate	—	93	(434)
Other	(250)	(86)	6

Income tax provision (benefit)	$25,586	$21,131	($5,629)

At December 31, 2006 and 2005 we had federal net operating loss carryforwards for income tax purposes of approximately $1,954,000 and $5,200,000, respectively, that can be used to reduce future taxable income. These expire in varying amounts from 2017 until 2022.

5. Leasing Arrangements
We lease office space for our vision centers under lease arrangements that qualify as operating leases. Capitalized leases are being used to finance the lasers used in the laser vision correction procedures.
The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2006
	Capital	Operating
	Leases	Leases
Year
2007	$3,668	$6,187
2008	1,952	5,621
2009	585	4,881
2010	—	3,552
2011	—	2,071
Beyond 2011	—	2,601

Total minimum rental commitment	6,205	$24,913

Less interest	414

Present value of minimum lease payments	5,791
Less current installments	3,360

Long-term obligations at December 31, 2006	$2,431

The net book value of assets under capitalized leases at December 31, 2006 was $5,763,000 and $4,154,000 at December 31, 2005.
Total rent expense under operating leases amounted to $8,661,000 in 2006, $6,385,000 in 2005, and $5,538,000 in 2004.
6. Employee Benefits
Savings Plan
We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We made contributions of $68,000 in 2006; $52,000 in 2005; and $41,000 in 2004.
Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”). With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan. Under the stock incentive plans, at December 31, 2006 approximately 1,076,000 shares of our common stock were reserved for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 171,000 shares under the 1995 Plan, 459,000 shares under the 1998 Plan, 433,000 shares under the 2001 Plan, and 13,000 shares under the 2006 Plan. At December 31, 2006 a total of 1,731,922 shares were available for future awards under the 2006 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.
The 2006 Plan permits us to issue incentive or non-qualified stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and cash awards to employees and non-employee directors.
As disclosed in Note 1, we adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective method. The components of our pre-tax stock-based compensation expense (net of forfeitures) and associated income tax benefits are as follows (in thousands of dollars):

2006
Stock Options	$4,080
Restricted Stock	1,585

$5,665

Income Tax Benefit	$1,154

Stock Options
Our stock incentive plans permit certain employees to receive grants of fixed-price stock options. The option price is not less than the fair value of a share of the underlying stock at the date of grant. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.
The fair value of each stock option is estimated on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.
No stock options were granted in 2006. The fair value of each common stock option granted during 2005 and 2004 was estimated using the following weighted-average assumptions:

	2005	2004
Dividend yield	1.0 – 1.2%	1.2%
Expected volatility	77 – 93%	52 – 91%
Risk-free interest rate	3.28 – 4.33%	1.52 – 3.48%
Expected lives (in years)	2 – 5	2 – 5
The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2006, 2005 and 2004 was approximately $16,389,000, $19,780,000 and $2,944,000 respectively.
Intrinsic Value of Options at December 31, 2006

Options Outstanding	$15,618,000
Options Vested and Expected to Vest	15,317,000
Options Exercisable	11,316,000
The preceding aggregate intrinsic values represent the total pretax intrinsic value (the difference between the closing stock price of our stock on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holders of those options specified in the table above had all option holders exercised their options on December 31, 2006. These amounts will change based on the fair market value of our stock.
Cash received from option exercises under all share-based payment arrangements for 2006 was approximately $5,528,000 for 2006, $4,884,000 for 2005 and $2,202,000 for 2004. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for 2006 was approximately $5,409,000. SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows. Prior to the adoption of SFAS 123(R), we presented all income tax benefits from deductions resulting from stock-based compensation costs as operating cash flows in the consolidated statements of cash flows.
At December 31, 2006, there was $4,127,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.52 years.
The Company did not make any modifications to outstanding share options prior to the adoption of SFAS 123(R). There were no changes in valuation methodology after the adoption of SFAS 123(R). The only change of assumptions was in the recognition of forfeitures. Prior to the adoption of SFAS 123(R), forfeitures were recognized on a proforma basis in the period in which they occurred. With the adoption of SFAS 123(R), the Company now estimates forfeitures based on a number of factors, including historical forfeiture rates, trends and expected forfeitures (estimated at 4%).

The following table summarizes the status of options granted under our 1995, 1998, 2001 and 2006 Plans:

	Weighted Average
	Stock Options	Exercise Price
Outstanding at 12/31/03	1,663,877	$8.64
Granted	469,114	16.57
Exercised	(304,169)	7.40
Cancelled/forfeited	(55,357)	11.71

Outstanding at 12/31/04	1,773,465	10.83
Granted	403,398	28.99
Exercised	(601,639)	8.12
Cancelled/forfeited	(80,584)	16.54

Outstanding at 12/31/05	1,494,640	16.64
Exercised	(440,774)	12.54
Cancelled/forfeited	(96,624)	19.21

Outstanding at 12/31/06	957,242	18.27
Options exercisable, December 31, 2006	566,503	14.52
Options expected to vest, December 31, 2006	931,855	18.14
The following table summarizes information about the stock options granted under the 1995, 1998, 2001 and 2006 Plans that were outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-average	Weighted-		Weighted-
Range of exercise	# outstanding	remaining	average exercise	# Exercisable as	average exercise
prices	as of 12/31/06	contractual life	price	of 12/31/06	price
$2.25 - $5.92	124,285	6.03	$4.34	122,035	$4.36
$6.08 - $11.84	42,337	5.73	$10.87	34,837	$10.66
$12.19 - $12.19	154,127	6.88	$12.19	154,127	$12.19
$12.50 - $16.57	164,963	5.77	$15.01	102,463	$14.52
$16.58 - $17.27	97,901	7.69	$16.65	36,301	$16.60
$17.29 - $22.81	58,918	7.83	$21.09	21,916	$21.09
$27.05 - $27.05	197,693	8.14	$27.05	34,032	$27.05
$28.59 - $38.69	106,518	4.02	$32.15	57,294	$31.54
$42.56 - $44.60	5,500	8.57	$44.41	1,832	$44.42
$48.25 - $48.25	5,000	8.50	$48.25	1,666	$48.25

$2.25 - $48.25	957,242	6.63	$18.27	566,503	$14.52

The weighted-average fair value of options granted was $28.99 per option during 2005 and $16.57 per option during 2004.

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
Restricted stock awards granted to employees and non-employee directors during 2006 totaled 142,895 shares. There were no restricted stock awards prior to January 1, 2006. The fair value of the awards at the grant date is expensed over the applicable vesting periods.
As of December 31, 2006, there was $4,278,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 2.15 years.
The following table summarizes the restricted stock activity for 2006:

	Number of	Weighted Average
	Share Unit	Grant Date
	Awards	Fair Value
Outstanding at 1/1/06	—	$—
Granted	142,895	42.40
Released	(4,776)	41.57
Forfeited	(18,872)	42.45

Outstanding at 12/31/06	119,247	$42.43
7. Commitments and Contingencies
Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to-date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective as of December 18, 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized by us based on actuarial studies performed by an affiliate of the consulting and management firm.
Since December 18, 2003, the Company has used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The losses paid by the captive insurance company have not been material. As of December 31, 2006 and 2005, we recorded an insurance reserve amount of $6,163,000 and $3,840,000 respectively, which primarily represents an actuarially determined estimate of claims incurred but not reported.
In addition, we are periodically subject to various claims and lawsuits. We believe that none of the legal proceedings to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

8. Additional Financial Information
The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):
Balance Sheet Information

	At December 31,
	2006	2005
Property and Equipment is comprised of the following:
Land	$354	$354
Building and improvements	6,351	6,106
Leasehold improvements	12,929	8,353
Furniture and fixtures	4,804	4,046
Equipment	40,913	35,607
Equipment under capital leases	7,834	3,877

	73,185	58,343
Accumulated depreciation	(46,399)	(38,342)
Construction in progress	4,138	4,683

	$30,924	$24,684

Accrued Liabilities and Other is comprised of the following:
Accrued payroll and related benefits	$2,457	$2,744
Accrued financing fees	1,257	2,423
Accrued enhancement expense	1,314	898
Other accrued liabilities	4,083	2,845

	$9,111	$8,910

Other accrued liabilities include expenses incurred for which the invoices have not been received.
Cash Flow Information

	For the Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$302	$104	$24
Income taxes	18,961	15,348	1,907

Non-cash investing activities:
Capital leases	$5,030	$3,778	$1,094

Other Comprehensive Income (Loss) Information
Comprehensive income (loss):
Income applicable to common stock	38,296	$31,653	$32,029
Unrealized (loss) gain on investment, net of tax	5	(6)	31
Foreign currency translation adjustments	1	(286)	154
Total comprehensive income	$38,302	$31,361	$32,214

9. Quarterly Financial Data (unaudited)
Financial results for interim periods do not necessarily indicate trends for any twelve-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$73,396	$65,453	$59,302	$58,776	$50,190	$48,391	$47,031	$46,785
Operating income	20,692	17,042	9,933	9,314	15,348	12,922	12,028	8,626
Income before taxes	22,264	18,634	11,633	11,351	15,716	13,451	13,340	10,277
Net Income	13,092	10,877	7,245	7,082	9,311	7,828	7,946	6,568
Earnings per share
Basic	0.63	0.52	0.35	0.35	0.46	0.38	0.39	0.32
Diluted	0.61	0.51	0.34	0.34	0.44	0.36	0.37	0.30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure controls and procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d -15(e) was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
Changes in Internal Control Over Financial Reporting
In addition, the CEO and CFO concluded that there was no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, LCA-Vision Inc.’s internal control over financial reporting.
Management’s report on internal control over financial reporting
Information on the Company’s internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data — Report of Management on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated by reference from “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers” and “Information About the Board of Directors and Its Committees” to be included in our definitive Proxy Statement which will be filed with the Securities and Exchange Commission (SEC) in connection with the 2007 Annual Meeting of Stockholders.
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated by reference from “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2007 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2007 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below.
Equity Compensation Plan Information

Number of securities
		Weighted-average	remaining available for future
	Number of securities to be	exercise price of	issuance under equity
	issued upon exercise of	outstanding options,	compensation plans
	outstanding awards, options,	warrants and rights	(excluding securities reflected
Plan Category	warrants and rights (a)	(b)	in column (a))

Equity compensation plans approved by security holders	1,076,489	$18.27	1,731,922
Equity compensation plans not approved by security holders	—	—	—

Total	1,076,489	$18.27	1,731,922

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated by reference from “Information About the Board of Directors and Its Committees” and “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2007 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated from “Ratification of Appointment of Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statements Schedules.
(a)(1) List of Financial Statements
The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:
Report of Independent Registered Public Accounting Firm on Financial Statements
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Investment for years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
(a)(2) List of Schedules
     Schedule II Valuation and Qualifying Accounts and Reserves
All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts and Reserves
LCA-Vision Inc.
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

		Charges
	Balance at	to Cost		Balance
	Beginning	and		at End of
Description	of Period	Expenses	Deductions	Period

Year ended December 31, 2006:
Allowance for doubtful accounts	$3,145	$1,855	$2,158	$2,842
Insurance reserve	3,840	2,530	207	6,163

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,865	$1,778	$1,498	$3,145
Insurance reserve	2,568	1,466	194	3,840

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,896	$1,344	$375	$2,865
Insurance reserve	963	1,859	254	2,568

(a)(3)List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

*3(b)	Amended Bylaws of Registrant (Exhibit (b) to Annual Report on Form 10-K for the year ended December 31, 2004)

*10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10(b)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement of LCA-Vision Inc. for Special Meeting of Stockholders held October 16, 1998 on Schedule 14A filed on September 22, 1998)

*10(c)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement of LCA-Vision Inc. for Annual Meeting of Stockholders held May 7, 2001 on Schedule 14A filed on April 9, 2001)

*10(d)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(e)	Executive Cash Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2005)

*10(f)	Compensation Arrangements with named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 28, 2005)

*10(g)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)

*10(h)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)

*10(i)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)

*10(j)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)

*10(k)	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)

*10(l)	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)

*10(m)	Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2006)

*14	Code of Business Conduct and Ethics (Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.
Date: February 27, 2007	By:	/s/ Steven C. Straus
Steven C. Straus, Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Alan H. Buckey and Craig P. R. Joffe, his true and lawful attorney-in-fact and agent, with full power of substitution, and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2006, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 27th day of February, 2007.

/s/ Steven C. Straus Steven C. Straus	Chief Executive Officer (Principal Executive Officer)

/s/ Alan H. Buckey Alan H. Buckey	Executive Vice President/Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ E. Anthony Woods E. Anthony Woods	Chairman of the Board

/s/ William F. Bahl William F. Bahl	Director

/s/ Thomas G. Cody Thomas G. Cody	Director

/s/ John H. Gutfreund John H. Gutfreund	Director

/s/ John C. Hassan John C. Hassan	Director

/s/ Craig P. R. Joffe Craig P. R. Joffe	Director

/s/ David W. Whiting David W. Whiting	Director