Form 10-K/A
period 2006-12-31
LCA VISION INC
filed 2007-05-09
CIK 1003130

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $1,089,000,000.
The number of shares outstanding of the registrant’s Common Stock as of February 23, 2007 was 19,889,622

LCA-VISION INC.
FISCAL YEAR 2006 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL INFORMATION
LCA-Vision Inc. (the “Company” or “LCA-Vision”) is filing this annual report on Form 10-K/A for the year ended December 31, 2006 (“Amendment” or “2006 Form 10-K/A Report”) to amend our annual report on Form 10-K for the year ended December 31, 2006 (“Original Filing” or “2006 Form 10-K Report”) that was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2007.
On March 9, 2007, LCA-Vision received a comment letter from the SEC related to a staff review of our 2006 10-K Report. The single issue raised in this letter addressed the Company’s revenue recognition policy regarding services provided subsequent to the initial surgical procedure. In most cases, our base price laser vision correction surgery includes a one-year acuity program which will cover the cost of post-surgical enhancements should the patient not achieve the desired visual correction during the initial procedure. In addition, we offer our patients the option to purchase a lifetime acuity plan. The majority of our patients purchase the lifetime acuity program. The company’s historical policy had been to defer revenues for separately priced extended warranties for those patients expected to receive treatment under the warranty. Historical data indicates that only 7% of patients received treatment under the warranty. The accounting for separately priced extended warranties is subject to Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
Following receipt of the SEC staff comment letter and upon further examination of the manner in which we have historically accounted for the revenues associated with the lifetime acuity program, we determined that our accounting for deferred revenues was not appropriate under FTB 90-1 and resulted in an overstatement of revenues. Under FTB 90-1, 100 percent of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless the Company has sufficient experience to indicate that the costs to provide the service will be incurred other than on a straight-line basis. The Company has sufficient experience to support that future enhancements will be incurred on other than a straight-line basis. Accordingly, we have restated our results to reflect the proper deferral of revenues associated with our lifetime acuity program as a separately priced extended warranty under FTB 90-1. We recognized these deferred revenues in our restated results over the period in which the future costs of performing the enhancement procedures are expected to be incurred. Because our base price generally included the right to enhancements in the first year, we recognize these deferred revenues, currently estimated to extend over a seven year period, based on historical enhancement rate patterns with amortization beginning after the first anniversary of a patient’s surgical date. Under the historical pattern, approximately 51% of the deferred revenue will be recognized in the second year after the patient’s initial surgery. The following table highlights the amortization rates in each successive period:

Year after Initial	Amortization
Surgery	Rate
3	15%
4	13%
5	11%
6	7%
7	3%
In addition to the deferral of revenues under FTB 90-1, we are also deferring a portion of our costs of service related to professional fees paid to the attending surgeon. Professional fees, which are commission based, are earned when a procedure is performed. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral under FTB 90-1 as a direct and incremental cost of the warranty contract. We will use the same historical experience to amortize the deferred revenue and the deferred professional fees.
As a result of the foregoing, we are restating herein our historical balance sheets as of December 31, 2006 and 2005; our statements of operations, stockholders’ investment and cash flows for the years ending 2006, 2005 and 2004; and selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) and retained deficit as of the dates and for the periods shown (in thousands):

						Retained
						Deficit
						At
	Net Income/(Loss)					December 31,
	2006	2005	2004	2003	2002	2001

Previously reported	$38,296	$31,653	$32,029	$7,269	$(3,826)	$(40,512)
Pre-tax adjustments:
Deferred revenues	(18,002)	(15,523)	(6,758)	(2,588)	666	(7,637)
Deferred professional fees	1,800	1,552	676	259	(67)	764

Total pre-tax adjustments	(16,202)	(13,971)	(6,082)	(2,329)	599	(6,873)
Related tax effect — provision for / (benefit from)	(6,276)	(5,299)	(5,924)	—	—	—

Net after-tax adjustments	(9,926)	(8,672)	(158)	(2,329)	599	(6,873)

Restated	$28,370	$22,981	$31,871	$4,940	$(3,227)	$(47,385)

There is no change to cash provided by operating activities or to cash and cash equivalents on the balance sheet for any period affected.
Management has also determined that a control deficiency related to the recognition and measurement of deferred revenues constituted a material weakness in our internal control over financial reporting. We have fully remediated the weakness as of April 30, 2007. See Item 9A. “Controls and Procedures” for additional discussion.
For the convenience of the reader, this 2006 Form 10-K/A Report sets forth the Original Filing in its entirety, although we are only restating portions of Items 6, 7, 8, 9A affected by corrected financial information, clarifying language in Item 7A and adding the information required in Part III. This 2006 Form 10-K/A includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The changes we have made are a result of and reflect the restatement described herein; no other information in the Original Filing has been updated.
Except for as described above, this 2006 Form 10-K/A Report continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.
Because this 2006 Form 10-K/A Report restates all of the pertinent financial data for the affected periods, we do not intend to amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2006. As a result, the reader should not rely on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this 2006 Form 10-K/A Report.
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

Item 1. Business.
The information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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
Suppliers of Equipment and Financing Services
We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are several companies - including Bausch & Lomb, Advanced Medical Optics and Alcon, the three suppliers we currently use - whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently rely primarily on Bausch & Lomb to provide us with microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.
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
Item 1A. Risk Factors
The risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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
Item 1B. Unresolved Staff Comments.
The information in Item 1B included in the Original Filing has not been updated for information or events occurring after the date of the Original or to reflect the passage of time since the date of the Original Filing.
None.
Item 2. Properties.
The information in Item 2 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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
Item 3. Legal Proceedings.
The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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
Item 4. Submission of Matters to a Vote of Security Holders.
The information in Item 4 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2006.
Issuer Purchases of Equity Securities

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number of
	(a) Total Number	(b) Average	Part of Publicly	Shares/Dollars that May
	of Shares	Price Paid per	Announced Plans or	Yet be Purchased Under
Period	Purchased	Share	Programs	the Plans or Program

10/1/06 - 10/31/06	361,700	$35.33	361,700	191,800
11/1/06 - 11/30/06	191,800	$34.97	191,800	-0-
12/1/06 - 12/31/06	442,400	$35.06	442,400	$34,488,000
Total	995,900	$35.14	995,900	$34,488,000
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

Item 6. Selected Financial Data.
We have not filed amended 10-K Reports for the years ended December 31, 2005, 2004, 2003 or 2002. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2006 10-K/A Report. See “Explanatory Note — Restatement of Financial Information” above for details of this restatement.
The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Restated
	Year Ended December 31,
	2006	2005	2004	2003	2002
		(amounts in thousands, except per share and operating data)
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$238,925	$176,874	$120,364	$78,835	$62,504
Operating costs and expenses:
Medical professional and license fees	42,954	33,499	23,599	15,520	12,337
Direct costs of services	77,612	54,952	40,842	31,507	28,796
General and administrative expenses	21,156	14,021	10,292	8,043	8,327
Marketing and advertising	47,971	31,813	20,468	12,566	12,823
Depreciation and amortization	8,453	7,636	7,045	6,377	5,997
Special (benefit) charges	—	—	—	—	(174)

Total expenses	198,146	141,921	102,246	74,013	68,106

Operating income (loss)	40,779	34,953	18,118	4,822	(5,602)
Equity in earnings from unconsolidated businesses	746	328	369	317	241
Interest expense	(302)	(104)	(24)	(18)	(4)
Interest and dividend income	6,484	4,033	2,161	540	225
Litigation settlement	—	—	—	—	2,282
Other (expense)	(27)	(397)	(306)	(130)	(195)

Income (loss) before taxes on income	47,680	38,813	20,318	5,531	(3,053)
Income tax expense (benefit)	19,310	15,832	(11,553)	591	174

Income (loss) available to common shareholders	$28,370	$22,981	$31,871	$4,940	$(3,227)

Income (loss) per common share
Basic	$1.37	$1.12	$1.59	$0.30	$(0.20)
Diluted	1.34	1.07	1.53	0.30	(0.20)

Cash dividends per common share	$0.54	$0.36	$0.13	—	—

Weighted average shares used in computation
Basic	20,694	20,500	20,099	16,391	16,191
Diluted	21,235	21,492	20,814	16,616	16,191
Selected Operating Data
Laser vision correction procedures	185,268	142,000	95,835	65,485	57,104

	Restated
	At December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash and short-term investments	$98,052	$110,531	$86,088	$64,408	$17,798
Working capital	95,012	112,091	86,954	56,076	8,670
Total assets	189,470	181,259	137,131	90,993	40,693
Debt maturing in one year	3,360	2,122	542	—	10
Total debt, excluding current portion	2,431	1,434	376	—	—
Retained earnings (deficit)	16,320	(919)	(16,493)	(45,672)	(50,611)
Total stockholders’ investment	109,116	126,703	103,076	70,200	25,839

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. The information below has been adjusted solely to reflect the impact of the restatement on our financial results, which is more fully described in Note 10 of the Notes to the Consolidated Financial Statements contained in this 2006 Form 10-K/A Report and under “Restatement of Previously Issued Consolidated Financial Statements” below, and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.
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
RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
See Note 10 of the Notes to the Consolidated Financial Statements for a full disclosure of our restatement. The following table sets forth a reconciliation of previously reported and restated net income and retained deficit as of the dates and for the periods shown (in thousands):

				Retained
				Deficit
				At
	Net Income			December 31,
	2006	2005	2004	2003

Previously Reported	$38,296	$31,653	$32,029	$(37,069)
Pre-tax adjustments:
Deferred revenues	(18,002)	(15,523)	(6,758)	(9,559)
Deferred professional fees	1,800	1,552	676	956

Total pre-tax adjustments	(16,202)	(13,971)	(6,082)	(8,603)
Related tax effect — provision for / (benefit from)	(6,276)	(5,229)	(5,924)	—

Net after-tax adjustment	(9,926)	(8,672)	(158)	(8,603)

Restated	$28,370	$22,981	$31,871	$(45,672)

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

	2006	2005	2004

First Quarter	53,372	37,578	24,270
Second Quarter	47,308	36,010	24,093
Third Quarter	42,539	34,187	23,248
Fourth Quarter	42,049	34,225	24,224

Year	185,268	142,000	95,835

In 2006, revenues increased by $62,051,000, or 35.1%, to $238,925,000 from $176,874,000 in 2005. The components of the revenue change include:

Revenue from higher procedure volume	$58,624,000
Impact from average selling price, before revenue deferral	$5,906,000
2006 deferred revenue	$(38,539,000)
2006 benefit from amortization of prior deferred revenue	$20,537,000
2005 deferred revenue	$26,135,000
2005 benefit from amortization of prior deferred revenue	$(10,612,000)
The average reported revenue per procedure, which includes the impact of deferred revenue from separately priced extended warranties, increased about 4% to $1,290 in 2006 from $1,246 in 2005. Excluding the impact of deferred revenue from separately priced extended warranties, the average revenue per procedure increased about 2% to $1,387 in 2006 from $1,355 in 2005.

In 2005, revenues increased by $56,510,000, or 46.9%, to $176,874,000 from $120,364,000 in 2004. The components of the revenue change include:

Revenue from higher procedure volume	$61,237,000
Impact from average selling price, before revenue deferral	$4,038,000
2005 deferred revenue	$(26,135,000)
2005 benefit from amortization of prior deferred revenue	$10,612,000
2004 deferred revenue	$12,430,000
2004 benefit from amortization of prior deferred revenue	$(5,672,000)
The average reported revenue per procedure, which includes the impact of deferred revenue from separately priced extended warranties, was relatively flat at $1,246 in 2005 compared with $1,256 in 2004. Excluding the impact of deferring revenue from separately priced extended warranties, the average revenue per procedure increased about 2% to $1,355 in 2005 from $1,326 in 2004.
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
Operating Costs and Expenses
2006 Compared to 2005
The following table shows the increase in components of operating expenses from 2006 to 2005 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2006	2005	Increase	2006	2005
Medical professional and license fees	$42,954	$33,499	$9,455	18.0%	18.9%
Direct costs of services	77,612	54,952	22,660	32.5	31.1
General and administrative expenses	21,156	14,021	7,135	8.9	7.9
Marketing and advertising	47,971	31,813	16,158	20.1	18.0
Depreciation and amortization	8,453	7,636	817	3.5	4.3
Medical professional expenses increased by approximately $5,621,000, or 28.3%, in 2006 from 2005 as a result of increased revenues from higher procedure volumes. As a result of deferring revenues associated with separately priced extended warranties, the associated medical professional fee is also deferred. Medical professional fees were decreased in 2006 by $3,854,000 and in 2005 by $2,613,000. This was partially offset by the amortization of the prepaid medical professional fee attributable to prior years of $2,054,000 in 2006 and $1,061,000 in 2005. License fees increased by $3,834,000, or 18%, primarily as a result of higher procedure volume.
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

2005 Compared to 2004
The following table shows the increase in components of operating expenses from 2004 to 2005 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenue
	2005	2004	Increase	2005	2004
Medical professional and license fees	$33,499	$23,599	$9,900	18.9%	19.6%
Direct costs of services	54,952	40,842	14,110	31.1	33.9
General and administrative expenses	14,021	10,292	3,729	7.9	8.6
Marketing and advertising	31,813	20,468	11,345	18.0	17.0
Depreciation and amortization	7,636	7,045	591	4.3	5.9
Medical professional expenses increased by approximately $5,824,000 in 2005 from 2004 as a result of increased revenues from higher procedure volumes. As a result of deferring revenues associated with separately priced extended warranties, the associated medical professional fee is also deferred. Medical professional fees were decreased in 2005 by $2,613,000 and in 2004 by $1,243,000. This was partially offset by the amortization of the prepaid medical professional fee attributable to prior years of $1,061,000 in 2005 and $567,000 in 2004. License fees increased by $4,076,000, primarily as a result of higher procedure volume.
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
Income Taxes
The following table summarizes the components of income tax provision for 2006, 2005 and 2004 (in thousands of dollars):

	2006	2005	2004
Federal income taxes	$15,722	$11,992	$6,194
State and local income taxes, net of federal benefit	3,588	3,344	1,386
Foreign income taxes	—	496	621
Valuation allowance (decrease)	—	—	(19,754)

Income tax provision	$19,310	$15,832	$(11,553)

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
The Company decreased the valuation allowance on deferred tax assets in 2004 by $19,754,000. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and expected future profitability. We currently believe it is more likely than not that our deferred tax assets will be realized to the extent of the tax benefit recorded.
Accrued Enhancement Expense and Deferred Revenue
We provide post-surgical enhancements, free of charge for one year following the date of surgery, should the patient not achieve the desired visual correction during the initial procedure. We record an enhancement accrual based on our best estimate of the number and associated cost of procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedural volume when determining the appropriateness of the recorded balance.

We also offer our patients extended acuity programs. As the Company has sufficient experience to indicate that the costs associated to provide the service will be incurred other than on a straight-line basis, the consideration received through the extended acuity programs is deferred and recognized over the period in which the future costs of performing the enhancement procedures are expected to be incurred in accordance with FTB 90-1.
The balance in deferred revenue at December 31, 2006 totaled $49,842,250. This balance will amortize into income as follows:

2007	$22,234,090
2008	$12,452,748
2009	$6,014,013
2010	$4,444,600
2011	$2,910,589
2012	$1,427,247
2013	$358,963
The above table excludes any new deferred revenue that may be generated in 2007 and beyond from separately priced extended warranties.
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
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This Interpretation is effective for fiscal years beginning after December 15, 2006 and prescribes a framework for recognizing and measuring income tax benefits for inclusion in the consolidated financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 as of January 1, 2007 and are in the process of finalizing our assessment of uncertain tax positions based on current FASB guidance. We do not anticipate the cumulative effect of adopting FIN 48 will be material to our consolidated financial statements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
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
Item 8. Financial Statements and Supplementary Data.
The information in Item 8 has been adjusted to reflect the impact of the restatement of our financial results as more fully described in Note 10 of the Notes to the Consolidated Financial Statements contained in this Item and does not reflect any other subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)
We, the management of LCA-Vision Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rules 13a-15(f) and 15d-15(f), and for the preparation and integrity of the consolidated financial statements and the information contained in this Annual Report. We prepared the accompanying consolidated financial statements in accordance with U. S. generally accepted accounting principles. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and its reliability. To report financial results we must often make estimates based on currently available information and judgments of current conditions and circumstances.
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2006, we did not maintain effective internal controls over the Company’s accounting for deferred revenues associated with separately priced extended warranties. This control deficiency resulted in an amendment of our Annual Report on Form 10-K for the year ended December 31, 2006, in order to restate the consolidated financial statements for 2006, 2005 and 2004, and each of the quarters in 2006 and 2005. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
In the Report of Management on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2006, we concluded that we maintained effective internal control over financial reporting as of December 31, 2006. Solely as a result of the material weakness described above, we have revised our earlier assessment and have now concluded that our internal control over financial reporting was not effective as of December 31, 2006, based on the criteria set forth by COSO in Internal Control — Integrated Framework.
Our revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

/s/ Steven C. Straus Steven C. Straus	/s/ Alan H. Buckey Alan H. Buckey
Chief Executive Officer (Principal Executive Officer)	Executive Vice President/Finance, Chief Financial Officer (Principal Financial and Accounting Officer)

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
As described in Note 10 to the consolidated financial statements, the consolidated financial statements have been restated.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is May 7, 2007 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007, except for Note 10, as
to which the date is May 7, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LCA-Vision Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting (as restated), that LCA-Vision Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to the accounting for deferred revenues associated with separately priced extended warranties, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 27, 2007, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for deferred revenues associated with separately priced extended warranties existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated), to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results if more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2006, management identified a material weakness in the Company’s accounting for deferred revenues associated with separately priced extended warranties, and as a result, concluded the Company’s previously reported revenues had been overstated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31 2006. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 27, 2007, except for Note 10 as to which the date is May 7, 2007, on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ending December 31, 2006 of the Company and our report dated February 27, 2007 (except Note 10, as to which the date is May 7, 2007) expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2007 except for the effects of the material
weakness described in the sixth paragraph above, as to
which the date is May 7, 2007

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	RESTATED - SEE NOTE 10
	At December 31,
	2006	2005
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$27,251	$110,531
Short-term investments	70,801	—
Accounts receivable, net of allowance for doubtful accounts of $2,310 and $2,641	12,160	10,520
Receivables from vendors	3,310	3,207
Prepaid professional fees	2,223	1,454
Prepaid expenses and other	6,414	4,031
Prepaid income taxes	1,667	2,875
Deferred tax assets	11,155	8,847

Total current assets	134,981	141,465

Property and equipment	77,323	63,026
Accumulated depreciation and amortization	(46,399)	(38,342)

Property and equipment, net	30,924	24,684

Accounts receivable, net of allowance for doubtful accounts of $532 and $504	2,174	1,132
Deferred compensation plan assets	4,090	2,569
Investment in unconsolidated businesses	904	158
Deferred tax assets	12,141	7,982
Other assets	4,256	3,269

Total assets	$189,470	$181,259

Liabilities and stockholders’ investment
Current liabilities
Accounts payable	$5,264	$3,800
Accrued liabilities and other	9,111	8,910
Deferred revenue	22,234	14,542
Capital lease obligations maturing in one year	3,360	2,122

Total current liabilities	39,969	29,374

Capital lease obligations	2,431	1,434
Deferred compensation liability	4,136	2,569
Insurance reserve	6,163	3,840
Deferred revenue	27,608	17,298
Minority equity interest	47	41

Stockholders’ investment
Common stock ($.001 par value; 24,814,542 and 24,368,992 shares and 19,821,348 and 20,768,198 shares issued and outstanding, respectively)	25	24
Contributed capital	162,245	145,262
Common stock in treasury, at cost (4,993,194 shares and 3,600,794 shares)	(69,487)	(17,671)
Retained earnings	16,320	(919)
Accumulated other comprehensive income	13	7

Total stockholders’ investment	109,116	126,703

Total liabilities and stockholders’ investment	$189,470	$181,259

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	RESTATED - SEE NOTE 10
	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Revenues — Laser refractive surgery	$238,925	$176,874	$120,364

Operating costs and expenses
Medical professional and license fees	42,954	33,499	23,599
Direct costs of services	77,612	54,952	40,842
General and administrative expenses	21,156	14,021	10,292
Marketing and advertising	47,971	31,813	20,468
Depreciation	8,453	7,636	7,045

Operating income	40,779	34,953	18,118

Equity in earnings from unconsolidated businesses	746	328	369
Net investment income	6,182	3,929	2,137
Other income, net	(27)	(397)	(306)

Income before taxes on income	47,680	38,813	20,318

Income tax expense (benefit)	19,310	15,832	(11,553)

Net income	$28,370	$22,981	$31,871

Income per common share
Basic	$1.37	$1.12	$1.59
Diluted	$1.34	$1.07	$1.53

Weighted average shares outstanding
Basic	20,694	20,500	20,099
Diluted	21,235	21,492	20,814
See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	RESTATED - SEE NOTE 10
	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash flow from operating activities:
Net income	$28,370	$22,981	$31,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,453	7,636	7,045
Provision for loss on doubtful accounts	1,855	1,778	1,344
Deferred income taxes	(6,436)	(2,297)	(14,532)
Tax benefit on disqualified disposition of stock options	—	5,670	1,311
Stock-based compensation	5,665	—	—
Deferred compensation	1,567	1,354	758
Insurance reserve	2,323	1,272	1,605
Equity in earnings from unconsolidated affiliates	(746)	(328)	(369)
Changes in operating assets and liabilities:
Accounts receivables	(4,537)	(3,829)	(6,906)
Receivables from vendors	(103)	(2,130)	(275)
Prepaid expenses and other	(2,383)	(1,544)	(998)
Prepaid income taxes	1,208	(2,608)	(267)
Accounts payable	1,464	(1,723)	81
Deferred revenue, net of professional fees	16,202	13,971	6,082
Income taxes payable	—	(254)	16
Accrued liabilities and other	630	1,111	3,041

Net cash provided by operations	53,532	41,060	29,807

Cash flows from investing activities:
Purchases of property and equipment	(9,656)	(10,748)	(7,213)
Purchases of investment securities	(308,943)	—	—
Proceeds from sale of investment securities	238,013	—	—
Distribution from minority equity investors	—	1,215	586
Deferred compensation plan	(1,521)	(1,382)	(726)
Other, net	119	170	(108)

Net cash used in investing activities	(81,988)	(10,745)	(7,461)

Cash flows from financing activities:
Principal payments of capital lease obligations	(2,795)	(1,140)	(176)
Shares repurchased for treasury stock	(51,816)	(2,209)	—
Tax benefits related to stock-based compensation	5,409	—	—
Exercise of stock options	5,528	4,884	2,202
Distribution paid to minority equity investors	(19)	—	—
Dividends paid to stockholders	(11,131)	(7,407)	(2,692)

Net cash used in financing activities	(54,824)	(5,872)	(666)

(Decrease) increase in cash and cash equivalents	(83,280)	24,443	21,680

Cash and cash equivalents at beginning of year	110,531	86,088	64,408

Cash and cash equivalents at end of year	$27,251	$110,531	$86,088

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

			RESTATED - SEE NOTE 10
			Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(dollars in thousands)			(dollars in thousands)
Common Stock
Balance at beginning of year	24,368,992	$24	23,767,353	$24	23,465,342	$16
Employee plans	445,550	1	601,639	—	304,169	—
Stock split — par value effect	—	—	—	—	—	8
Partial shares	—	—	—	—	(2,158)	—

Balance at end of year	24,814,542	25	24,368,992	24	23,767,353	24

Treasury Stock
Balance at beginning of year	(3,600,794)	(17,671)	(3,550,794)	(15,462)	(3,550,794)	(15,462)
Shares repurchased	(1,392,400)	(51,816)	(50,000)	(2,209)	—	—

Balance at end of year	(4,993,194)	(69,487)	(3,600,794)	(17,671)	(3,550,794)	(15,462)

Contributed Capital
Balance at beginning of year		145,262		134,708		131,203
Stock split — par value effect		—		—		(8)
Employee plans		5,527		4,884		2,250
Stock split fractional shares		—		—		(48)
Stock based compensation		5,665		—		—
Deferred tax benefit of disqualified stock options		5,791		5,670		1,311

Balance at end of year		162,245		145,262		134,708

Retained Earnings (deficit)
Balance at beginning of year		(919)		(16,493)		(45,672)
Net income		28,370		22,981		31,871
Dividends paid		(11,131)		(7,407)		(2,692)

Balance at end of year		16,320		(919)		(16,493)

Accumulated Other Comprehensive Loss (Income)
Balance at beginning of year		7		299		114
Translation adjustments		1		(286)		154
Unrealized investment gain		5		(6)		31

Balance at end of year		13		7		299

Total Stockholders’ Investment		$109,116		$126,703		$103,076

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Restatement, Description Of Business And Summary Of Significant Accounting Policies
Restatement
On April 18, 2007, we announced that we would restate our consolidated financial statements. The accompanying financial statements have been restated for all periods presented. The nature of the restatement and the effect on the financial statement line items are discussed in Note 10. In addition, certain disclosures in the following notes have been restated consistent with the financial statements.
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
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include patient financing receivables and reserves, insurance reserves, income taxes and long-lived assets. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.
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
The following table is a summary of available-for-sale securities (dollars in thousands) at December 31, 2006:

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
All securities are classified as short-term investments since the Company intends that such investments are available for operating purposes.

	Amortized	Estimated Fair
(Dollars in thousands at December 31, 2006))	Cost	Value

Due in one year or less	$24,251	$24,203
Due after one year through three years	15,479	15,459
Due after three years	31,148	31,139

Total debt securities	$70,878	$70,801
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
Accrued Enhancement Expense and Deferred Revenues
We provide post-surgical enhancements, free of charge for one year following the date of surgery, should the patient not achieve the desired visual correction during the initial procedure. We record an enhancement accrual based on our best estimate of the number and associated cost of procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedural volume when determining the appropriateness of the recorded balance.
We also offer our patients extended acuity programs. As the Company has sufficient experience to indicate that the costs associated to provide the service will be incurred other than on a straight-line basis, the consideration received through the extended acuity programs is deferred and recognized over the period in which the future costs of performing the enhancement procedures are expected to be incurred in accordance with FTB 90-1.

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

	2006	2005	2004

Basic Earnings
Net income	$28,370	$22,981	$31,871
Weighted average shares outstanding	20,694	20,500	20,099
Basic earnings per share	$1.37	$1.12	$1.59

Diluted Earnings
Net income	$28,370	$22,981	$31,871
Weighted average shares outstanding	20,694	20,500	20,095
Effect of dilutive securities
Stock options	525	992	715
Restricted stock	16	—	—
Weighted average common shares and potential dilutive shares	21,235	21,492	20,814
Diluted earnings per share	$1.34	$1.07	$1.53
Revenue Recognition
We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectibility is reasonably assured. Revenues associated with separately priced acuity programs are deferred and recognized over the period in which future costs of performing the enhancement procedures are expected to be incurred.
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

	2005	2004
Net income, as reported	$22,981	$31,871
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	2,627	1,320

Pro forma net income	$20,354	$30,551

Earnings per share:
Basic – as reported	$1.12	$1.59
Basic – pro forma	0.99	1.52

Diluted – as reported	$1.07	$1.53
Diluted – pro forma	0.95	1.47
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
2. Stockholders’ Investment
We are authorized to issue up to 55 million shares of common stock with a par value of $.001 per share. On May 17, 2005, the Board of Directors authorized the Company to repurchase up to one million shares of its common stock. This repurchase was completed in November 2006. On November 22, 2006, the Company announced that the Board of Directors authorized a new share repurchase plan under which the Company is authorized to purchase up to $50,000,000 of its common stock. Through December 31, 2006, the Company had repurchased 442,400 shares of its common stock under this program at an average price of $35.06 per share for a total cost of approximately $15,500,000.
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
4. Income Taxes
The components of income tax expense (benefit) for the three years ended December 31, 2006 are presented in the following table (dollars in thousands):

	2006	2005	2004
Current:
Federal	$21,686	$14,247	$487
State and local	4,060	3,386	559
Foreign	—	496	621

Total	25,746	18,129	1,667

Deferred:
Federal	(5,964)	(2,255)	5,707
State and local	(472)	(42)	827

Total	(6,436)	(2,297)	6,534

Income tax expense	19,310	15,832	8,201
Valuation allowance (decrease)	—	—	(19,754)

Net income tax expense (benefit)	$19,310	$15,832	$(11,553)

The Company decreased the valuation allowance on deferred tax assets in 2004 by $19,754,000. The reversal of the valuation allowance on deferred tax assets was made because of continued profitability of the Company in 2004 and expected future profitability. We currently believe it is more likely than not that our deferred tax assets will be realized to the extent of the tax benefit recorded.
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

Income before income taxes for the last three years is presented in the following table (dollars in thousands):

	2006	2005	2004
Domestic	$46,972	$37,638	$19,204
Foreign	708	1,175	1,114

Total	$47,680	$38,813	$20,318

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred taxes are shown in the following table (dollars in thousands):

	December 31,
	2006	2005
Current deferred tax assets:
Deferred revenue	$8,133	$5,305
Net operating loss carryforward	684	1,341
Allowance for doubtful accounts	1,135	1,370
Captive insurance reserves	601	462
Accrued enhancement expense	571	360
Other	31	9

Total current deferred tax assets	11,155	8,847

Long-term deferred tax assets:
Deferred revenue	9,366	5,918
Net operating loss carryforwards	—	684
Deferred compensation	1,567	956
Share-based compensation	978	—
Property and equipment	230	424

Total long-term deferred tax assets	12,141	7,982

Net deferred tax assets	$23,296	$16,829

The following table reconciles the statutory federal income tax rate of 35% for 2006, 35% for 2005 and 34% for 2004, and the tax provision (benefit) shown in our Consolidated Statements of Operations (dollars in thousands):

	2006	2005	2004
Tax at statutory federal rate	$16,689	$13,585	$6,908
State and local income taxes, net of federal benefit	2,169	2,084	1,653
Permanent differences	702	49	22
Foreign income tax	—	107	46
Change in valuation allowance	—	—	(19,754)
Change in effective tax rate	—	93	(434)
Other	(250)	(86)	6

Income tax provision (benefit)	$19,310	$15,832	($11,553)

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
Total rent expense under operating leases amounted to $8,661,000 in 2006, $6,385,000 in 2005 and $5,538,000 in 2004.
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
The fair value of each stock option is estimated on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.
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
The following table summarizes information about the stock options granted under the 1995, 1998, 2001 and 2006 Plans that were outstanding at December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-average	Weighted-		Weighted-
Range of exercise	# outstanding	remaining	average exercise	# Exercisable as	average exercise
prices	as of 12/31/06	contractual life	price	of 12/31/06	price
$2.25-$5.92	124,285	6.03	$4.34	122,035	$4.36
$6.08-$11.84	42,337	5.73	$10.87	34,837	$10.66
$12.19-$12.19	154,127	6.88	$12.19	154,127	$12.19
$12.50-$16.57	164,963	5.77	$15.01	102,463	$14.52
$16.58-$17.27	97,901	7.69	$16.65	36,301	$16.60
$17.29-$22.81	58,918	7.83	$21.09	21,916	$21.09
$27.05-$27.05	197,693	8.14	$27.05	34,032	$27.05
$28.59-$38.69	106,518	4.02	$32.15	57,294	$31.54
$42.56-$44.60	5,500	8.57	$44.41	1,832	$44.42
$48.25-$48.25	5,000	8.50	$48.25	1,666	$48.25

$2.25-$48.25	957,242	6.63	$18.27	566,503	$14.52

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

8. Additional Financial Information
The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):
Balance Sheet Information

	At December 31,
	2006	2005
Property and Equipment is comprised of the following:
Land	$354	$354
Building and improvements	6,351	6,106
Leasehold improvements	12,929	8,353
Furniture and fixtures	4,804	4,046
Equipment	40,913	35,607
Equipment under capital leases	7,834	3,877

	73,185	58,343
Accumulated depreciation	(46,399)	(38,342)
Construction in progress	4,138	4,683

	$30,924	$24,684

Accrued Liabilities and Other is comprised of the following:
Accrued payroll and related benefits	$2,457	$2,744
Accrued financing fees	1,257	2,423
Accrued enhancement expense	1,314	898
Other accrued liabilities	4,083	2,845

	$9,111	$8,910

Other accrued liabilities include expenses incurred for which the invoices have not been received.
Cash Flow Information

	For the Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$302	$104	$24
Income taxes	18,961	15,348	1,907

Non-cash investing activities:
Capital leases	$5,030	$3,778	$1,094

Other Comprehensive Income (Loss) Information
Comprehensive income (loss):
Income applicable to common stock	28,370	$22,981	$31,871
Unrealized (loss) gain on investment, net of tax	5	(6)	31
Foreign currency translation adjustments	1	(286)	154
Total comprehensive income	$28,376	$22,689	$32,056

9. Quarterly Financial Data (unaudited)
Financial results for interim periods do not necessarily indicate trends for any twelve-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):
PREVIOUSLY REPORTED:

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$73,396	$65,453	$59,302	$58,776	$50,190	$48,391	$47,031	$46,785
Operating income	20,692	17,042	9,933	9,314	15,348	12,922	12,028	8,626
Income before taxes	22,264	18,634	11,633	11,351	15,716	13,451	13,340	10,277
Net Income	13,092	10,877	7,245	7,082	9,311	7,828	7,946	6,568
Earnings per share
Basic	0.63	0.52	0.35	0.35	0.46	0.38	0.39	0.32
Diluted	0.61	0.51	0.34	0.34	0.44	0.36	0.37	0.30
RESTATED (see Note 10):

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$66,750	$60,297	$55,841	$56,037	$46,247	$44,665	$43,164	$42,798
Operating income	14,710	12,400	6,818	6,851	11,799	9,568	8,548	5,038
Income before taxes	16,282	13,992	8,518	8,888	12,167	10,097	9,860	6,689
Net Income	9,427	8,033	5,337	5,573	7,108	5,746	5,786	4,341
Earnings per share
Basic	0.45	0.39	0.26	0.27	0.35	0.28	0.28	0.21
Diluted	0.44	0.37	0.25	0.27	0.34	0.27	0.27	0.20
10. Restatement of the Financial Statements
On March 9, 2007, LCA-Vision received a comment letter from the SEC related to a staff review of our 2006 10-K Report. The single issue raised in this letter addressed the Company’s revenue recognition policy regarding services provided subsequent to the initial surgical procedure. In most cases, our base price laser vision correction surgery includes a one-year acuity program which will cover the cost of post-surgical enhancements should the patient not achieve the desired visual correction during the initial procedure. In addition, we offer our patients the option to purchase a lifetime acuity plan. The majority of our patients purchase the lifetime acuity program. The company’s historical policy had been to defer revenues for separately priced extended warranties for those patients expected to receive treatment under the warranty. Historical data indicates that only 7% of patients received treatment under the warranty. The accounting for separately priced extended warranties is subject to Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
Following receipt of the SEC staff comment letter and upon further examination of the manner in which we have historically accounted for the revenues associated with the lifetime acuity program, we determined that our accounting for deferred revenues was not appropriate under FTB 90-1 and resulted in an overstatement of revenues. Under FTB 90-1, 100 percent of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless the Company has sufficient experience to indicate that the costs to provide the service will be incurred other than on a straight-line basis. The Company has sufficient experience to support that future enhancements will be incurred on other than a straight-line basis. Accordingly, we have restated our results to reflect the proper deferral of revenues associated with our lifetime acuity program as a separately priced extended warranty under FTB 90-1. We recognized these deferred revenues in our restated results over the period in which the future costs of performing the enhancement procedures are expected to be incurred. Because our base price generally included the right to enhancements in the first year, we recognize these deferred revenues, currently estimated to extend over a seven year period, based on historical enhancement rate patterns with amortization beginning after the first anniversary of a patient’s surgical date. Under the historical pattern, approximately 51% of the deferred revenue will be recognized in the second year after the patient’s initial surgery. The following table highlights the amortization rates in each successive period:

Year after Initial	Amortization
Surgery	Rate
3	15%
4	13%
5	11%
6	7%
7	3%
In addition to the deferral of revenues under FTB 90-1, we are also deferring a portion of our costs of service related to professional fees paid to the attending surgeon. Professional fees, which are commission based, are earned when a procedure is performed. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral under FTB 90-1 as a direct and incremental cost of the warranty contract. We will use the same historical experience to amortize the deferred revenue and the deferred professional fees.
The following table sets forth a reconciliation of previously reported and restated net income/(loss) and retained deficit as of the dates and for the periods shown (in thousands):

						Retained
	Net Income / (Loss)					Deficit
						At
						December 31,
	2006	2005	2004	2003	2002	2001

Previously Reported	$38,296	$31,653	$32,029	$7,269	$(3,826)	$(40,512)
Pre-tax adjustments:
Deferred revenues	(18,002)	(15,523)	(6,758)	(2,588)	666	(7,637)
Deferred professional fees	1,800	1,552	676	259	(67)	764

Total pre-tax adjustments	(16,202)	(13,971)	(6,082)	(2,329)	599	(6,873)
Related tax effect — provision for / (benefit from)	(6,276)	(5,299)	(5,924)	—	—	—

Net after-tax adjustments	(9,926)	(8,672)	(158)	(2,328)	599	(6,873)

Restated	$28,370	$22,981	$31,871	$4,940	$(3,227)	$(47,385)

There is no change to cash provided by operating activities or to cash and cash equivalents on the balance sheet for any period affected.
The following table presents the effect of the restatement on the Consolidated Statement of Operations (in thousands, except per share amounts):

	For the Years Ended December 31,
	2006		2005		2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Revenues — Laser refractive surgery	$256,927	$238,925	$192,397	$176,874	$127,122	$120,364

Operating costs and expenses
Medical professional and license fees	44,754	42,954	35,051	33,499	24,275	23,599
Direct costs of services	77,612	77,612	54,952	54,952	40,842	40,842
General and administrative expenses	21,156	21,156	14,021	14,021	10,292	10,292
Marketing and advertising	47,971	47,971	31,813	31,813	20,468	20,468
Depreciation and amortization	8,453	8,453	7,636	7,636	7,045	7,045

Operating income	56,981	40,779	48,924	34,953	24,200	18,118

Equity in earnings from unconsolidated businesses	746	746	328	328	369	369
Net investment income	6,182	6,182	3,929	3,929	2,137	2,137
Other income	(27)	(27)	(397)	(397)	(306)	(306)

Income before taxes on income	63,882	47,680	52,784	38,813	26,400	20,318

Income tax expense (benefit)	25,586	19,310	21,131	15,832	(5,629)	(11,553)

Net income	$38,296	$28,370	$31,653	$22,981	$32,029	$31,871

Income per common share
Basic	$1.85	$1.37	$1.54	$1.12	$1.59	$1.59
Diluted	$1.80	$1.34	$1.47	$1.07	$1.54	$1.53

Dividends declared per share	$0.18	$0.18	$0.12	$0.12	$—	$—

Weighted average shares outstanding
Basic	20,694	20,694	20,500	20,500	20,099	20,099
Diluted	21,235	21,235	21,492	21,492	20,814	20,814

The following table presents the effect of the restatement on the Consolidated Balance Sheet (in thousands):

	At December 31,
	2006		2005
	Previously		Previously
	Reported	Restated	Reported	Restated
Assets
Current assets

Cash and cash equivalents	$27,251	$27,251	$110,531	$110,531
Short-term investments	70,801	70,801	—	—
Accounts receivable, net of allowance for doubtful accounts of $2,310 and $2,641	12,160	12,160	10,520	10,520
Receivables from vendors	3,310	3,310	3,207	3,207
Prepaid professional fees	—	2,223	—	1,454
Prepaid expenses and other	6,414	6,414	4,031	4,031
Prepaid income taxes	1,667	1,667	2,875	2,875
Deferred tax assets	3,022	11,155	3,542	8,847

Total current assets	124,625	134,981	134,706	141,465

Property and equipment	77,323	77,323	63,026	63,026
Accumulated depreciation and amortization	(46,399)	(46,399)	(38,342)	(38,342)

Property and equipment, net	30,924	30,924	24,684	24,684

Accounts receivable, net of allowance for doubtful accounts of $532 and $504	2,174	2,174	1,132	1,132
Deferred compensation plan assets	4,090	4,090	2,569	2,569
Investment in unconsolidated businesses	904	904	158	158
Deferred tax assets	2,775	12,141	2,064	7,982
Other assets	1,495	4,256	1,539	3,269

Total assets	$166,987	$189,470	$166,852	$181,259

Liabilities and stockholders’ investment
Current liabilities
Accounts payable	$5,264	$5,264	$3,800	$3,800
Accrued liabilities and other	9,111	9,111	8,910	8,910
Deferred revenue	—	22,234	—	14,542
Capital lease obligations maturing in one year	3,360	3,360	2,122	2,122

Total current liabilities	17,735	39,969	14,832	29,374

Capital lease obligations	2,431	2,431	1,434	1,434
Deferred compensation liability	4,136	4,136	2,569	2,569
Insurance reserve	6,163	6,163	3,840	3,840
Deferred revenue	—	27,608	—	17,298
Minority equity interest	47	47	41	41

Stockholders’ investment
Common stock ($.001 par value; 24,814,542 and 24,368,992 shares and 19,821,348 and 20,768,198 shares issued and outstanding, respectively)	25	25	24	24
Contributed capital	162,245	162,245	145,262	145,262
Common stock in treasury, at cost (4,993,194 shares and 3,600,794 shares)	(69,487)	(69,487)	(17,671)	(17,671)
Retained earnings	43,679	16,320	16,514	(919)
Accumulated other comprehensive income	13	13	7	7

Total stockholders’ investment	136,475	109,116	144,136	126,703

Total liabilities and stockholders’ investment	$166,987	$189,470	$166,852	$181,259

The following table presents the effect of the restatement on the Consolidated Statement of Cash Flows (in thousands):

	Years Ended December 31,
	2006		2005		2004
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

Cash flow from operating activities:
Net income	$38,296	$28,370	$31,653	$22,981	$32,029	$31,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,453	8,453	7,636	7,636	7,045	7,045
Provision for loss on doubtful accounts	1,855	1,855	1,778	1,778	1,344	1,344
Deferred income taxes	(160)	(6,436)	3,002	(2,297)	(8,608)	(14,532)
Tax benefit on disqualified disposition of stock options	—	—	5,670	5,670	1,311	1,311
Stock-based compensation	5,665	5,665	—	—	—	—
Deferred compensation	1,567	1,567	1,354	1,354	758	758
Insurance reserve	2,323	2,323	1,272	1,272	1,605	1,605
Equity in earnings from unconsolidated affiliates	(746)	(746)	(328)	(328)	(369)	(369)
Changes in operating assets and liabilities:
Accounts receivables	(4,537)	(4,537)	(3,829)	(3,829)	(6,906)	(6,906)
Receivables from vendors	(103)	(103)	(2,130)	(2,130)	(275)	(275)
Prepaid expenses and other	(2,383)	(2,383)	(1,544)	(1,544)	(998)	(998)
Prepaid income taxes	1,208	1,208	(2,608)	(2,608)	(267)	(267)
Accounts payable	1,464	1,464	(1,723)	(1,723)	81	81
Deferred revenue, net of professional fees	—	16,202	—	13,971	—	6,082
Income taxes payable	—	—	(254)	(254)	16	16
Accrued liabilities and other	630	630	1,111	1,111	3,041	3,041

Net cash provided by operations	53,532	53,532	41,060	41,060	29,807	29,807

Cash flows from investing activities:
Purchases of property and equipment	(9,656)	(9,656)	(10,748)	(10,748)	(7,213)	(7,213)
Purchases of investment securities	(308,943)	(308,943)	—	—	—	—
Proceeds from sale of investment securities	238,013	238,013	—	—	—	—
Distribution from minority equity investors	—	—	1,215	1,215	586	586
Deferred compensation plan	(1,521)	(1,521)	(1,382)	(1,382)	(726)	(726)
Other, net	119	119	170	170	(108)	(108)

Net cash used in investing activities	(81,988)	(81,988)	(10,745)	(10,745)	(7,461)	(7,461)

Cash flows from financing activities:
Principal payments of capital lease obligations	(2,795)	(2,795)	(1,140)	(1,140)	(176)	(176)
Shares repurchased for treasury stock	(51,816)	(51,816)	(2,209)	(2,209)	—	—
Tax benefits related to stock-based compensation	5,409	5,409	—	—	—	—
Exercise of stock options	5,528	5,528	4,884	4,884	2,202	2,202
Distribution paid to minority equity investors	(19)	(19)	—	—	—	—
Dividends paid to stockholders	(11,131)	(11,131)	(7,407)	(7,407)	(2,692)	(2,692)

Net cash used in financing activities	(54,824)	(54,824)	(5,872)	(5,872)	(666)	(666)

(Decrease) increase in cash and cash equivalents	(83,280)	(83,280)	24,443	24,443	21,680	21,680

Cash and cash equivalents at beginning of year	110,531	110,531	86,088	86,088	64,408	64,408

Cash and cash equivalents at end of year	$27,251	$27,251	$110,531	$110,531	$86,088	$86,088

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The information in Item 9 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and or to reflect the passage of time since the date of the Original Filing.
None.
Item 9A. Controls and Procedures.
Restatement of Financial Statements
For the reasons discussed in the “Explanatory Note – Restatement of Financial Information” at the beginning of this 2006 10-K/A Report, we have restated herein our historical consolidated balance sheets as of December 31, 2006 and 2005; our consolidated statements of operations, stockholders’ investment and cash flows for the years ending 2006, 2005 and 2004; and selected financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The certification of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32, should be read in conjunction with this Item 9A.
Disclosure controls and procedures
In connection with the restatement, under the direction of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we reevaluated the assessment of our disclosure controls and procedures. We identified a material weakness in our internal control over financial reporting with respect to the deferral of revenues associated with separately priced extended warranties, as described in the “Report of Management on Internal Control over Financial Reporting (as restated)”.
Solely as a result of this material weakness, the CEO and CFO have now concluded that our disclosure controls and procedures were not effective as of December 31, 2006.
In connection with the 2006 Form 10-K/A Report, under the direction of the CEO and CFO, we have again evaluated the Company’s disclosure controls and procedures, as that term is defined in Rule 13-a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have concluded that, including the remedial activities described below in “Remediation of a Material Weakness in Internal Control over Financial Reporting,” as of [date], our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to the deferral of revenues associated with separately priced extended warranties pursuant to FTB 90-1. Our remediation actions included:
•	The review of and deferral of revenues associated with all historical sales of separately priced extended warranties consistent with the application of FTB 90-1, and the recording of accounting adjustments as appropriate; and

•	Implementation of controls and processes to properly account for the deferral of revenues associated with separately priced extended warranties going forward. These controls and processes include new reconciliation and monitoring controls.
Changes in Internal Control Over Financial Reporting
Except for the remediation of the material weakness in internal control over financial reporting described above, the CEO and CFO concluded that there was no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, LCA-Vision Inc.’s internal control over financial reporting.
Management’s report on internal control over financial reporting
Information on the Company’s internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management on Internal Control over Financial Reporting (as restated)” and “Report of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

Item 9B. Other Information.
The information in Item 9B in the Original Filing has not been updated for information or events occurring after the date of the Original Filing or to reflect the passage of time since the date of the Original Filing.
Not applicable.
PART III
Except as otherwise indicated, the information in this Part III speaks as of the date of filing of this 2006 Form 10-K/A Report.
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Information on current members of the Board of Directors of the Company is set forth below. The Board of Directors has determined that Messrs. Bahl, Cody, Hassan, Gutfreund and Woods are “independent” directors as defined in the Marketplace Rules of The NASDAQ Stock Market.
William F. Bahl, age 56, is the co-founder and President of Bahl & Gaynor Investment Counsel, an independent registered investment adviser located in Cincinnati. Prior to founding Bahl & Gaynor in 1990, he served as Senior Vice President and Chief Investment Officer at Northern Trust Company in Chicago. Mr. Bahl is a director of Cincinnati Financial Corporation and Hennegan Co., and serves as a trustee for the Talbert House Foundation and Deaconess Associations, Inc. He is also the current Chairman of the Cincinnati Country Day School Foundation, and is a member of the Cincinnati Society of Financial Analysts. He has served as a director of the Company since 2005.
Thomas G. Cody, age 65, is Vice Chairman of Federated Department Stores. He joined Federated Department Stores in 1982 from Pan American World Airways, Inc., where he served as Senior Vice President, General Counsel and Secretary. Mr. Cody currently serves on the board of CTS Corporation, Ohio National Financial Services, Inc. and Ohio National Life Insurance Company. He is also a member of the Board of Trustees for Xavier University, Children’s Hospital Medical Center, The Children’s Hospital, the Medical Center Fund, the Greater Cincinnati Foundation, the Cincinnati Chamber of Commerce, and the Hebrew Union College – University of Cincinnati Ethics Center. He is a Past Chair of the United Way and Community Chest and the Greater Cincinnati Chamber of Commerce Board of Trustees as well as the former Co-Chair of Cincinnati C.A.N. He has served as a director of the Company since 2005.
John H. Gutfreund, age 77, is Senior Advisor of C.E. Unterberg, Towbin, an investment partnership for high-growth technology companies, a position he has held since January 2002. Since 1993, Mr. Gutfreund has also been the President of Gutfreund & Co. Inc., a financial management consulting firm. Formerly, Mr. Gutfreund was with Salomon Brothers from 1953-1991, most recently as its Chairman. Mr. Gutfreund is a director of Montefiore Medical Center, New York City, and a member of its Executive, Finance, Investment and Real Estate Committees; a member of the Council on Foreign Relations; a lifetime member of the Board of Trustees of the New York Public Library; an honorary trustee of Oberlin (Ohio) College; Chairman Emeritus and Trustee, Aperture Foundation; and a director of Compudyne Corporation, Evercel, Inc., Maxicare Health Plans, Inc. and Chairman of the Board and Director, Nutrition 21, Inc. He has served as a director of the Company since 1997.
John C. Hassan, age 64, has been a consultant to BSC Ventures, a holding company in the printing and converting industry since November 2006. Prior to that, he had been the President and CEO of Champion Printing, Inc., a direct mail printing company, for more than 15 years. Previously, he was Vice President Marketing of the Drackett Company, a division of Bristol-Myers Squibb. He currently serves on the boards of the Ohio Graphics Arts Health Fund and the Madeira/Indian Hill Fire Company. He has served as a director of the Company since 1996.
Steven C. Straus, age 50, is Chief Executive Officer of LCA-Vision Inc. He joined the Company on November 2, 2006. Previously, Mr. Straus served in various capacities at MSO Medical, a health management company, from December 2003 through October 2006, including at times as Chief Development Officer, Chief Operating Officer, President and, most recently, advisor to the Board of Directors. Prior to joining MSO Medical, Mr. Straus was Chief Development Officer at Titan Health Corporation, an ambulatory surgery center company, from May 2003 to November 2003, and Vice President, General Manager of OR Partners, Ambulatory Surgery Center Division of TLC Vision Inc. from October 2001 through April 2003. Previously he was President of the Healthcare Products Group at Jordan Industries, Senior Vice President at Columbia/HCA and Medical Care, Inc. and he served in several management capacities at Baxter Healthcare and American Hospital Supply Corporation. He has served as a director of the Company since November 2006.

David W. Whiting, M.D., age 48, is an ophthalmic surgeon, Board Certified by the American Board of Ophthalmology. Affiliated with LCA-Vision Inc. since 1997, he joined as a full-time LASIK surgeon and Medical Director of LCA-Vision Inc.’s Minneapolis laser vision centers in 1999. Dr. Whiting has performed over 70,000 laser vision correction procedures. Prior to joining LCA-Vision Inc., Dr. Whiting was in private surgical eye practice since 1989, serving as managing partner of a large multispecialty eye clinic in Minneapolis. He served two years as Medical Director of the Allina Medical Group Eye Services Division of the Allina Health System HMO. From 1998 to 2003, Dr. Whiting owned and directed InVision Optical, a retail optical chain in the Minneapolis-St. Paul metropolitan area. He founded Consultative Eye Care, P.A. in 2000 and has served as Medical Director of Consultative Skin Care, P.A. since 2001. A graduate of Washington University School of Medicine, Dr. Whiting also received a graduate degree at Stanford University through the division of Ophthalmology Research. He has held clinical staff appointments at the University of Minnesota School of Medicine. He has served as a director of the Company since June 2006.
E. Anthony Woods, age 66, has been non-executive Chairman of the Board of Directors of LCA-Vision Inc. since March 2006. Mr. Woods has been Chairman of Deaconess Associations, Inc. (Deaconess), a healthcare holding company, since 2003, and was previously President and Chief Executive Officer of Deaconess, from January 1987 through February 2003. Mr. Woods is also Chairman and Chief Executive Officer of SupportSource, a healthcare consulting firm, a position he has held since February 2003. He is a director of Cincinnati Financial Corporation, Deaconess and Phoenix Health Systems. He has served as a director of the Company since 2004.
Executive Officers
The current executive officers of the Company are Steven C. Straus, Chief Executive Officer; and Alan H. Buckey, Executive Vice President/Finance and Chief Financial Officer. Information about Mr. Straus is given above under “Directors.”
Alan H. Buckey, age 48, is Executive Vice President/Finance and Chief Financial Officer for LCA-Vision. He came to LCA-Vision from Pease Industries, a manufacturing company based in Fairfield, Ohio, where he served as Vice President, Finance from 1991 to February 2000. Prior to 1991, Mr. Buckey served as Chief Financial Officer of the Hilltop Companies, a contract laboratory research firm, and as a senior manager with Ernst & Young’s Great Lakes Consulting Group. While at Ernst & Young, he served as acting Chief Financial Officer of a start-up laser surgery management company which was the predecessor of LCA-Vision. He joined LCA-Vision in March 2000 as its Vice President, Finance and became Executive Vice President in January 2001. Mr. Buckey is a graduate of Miami University and holds an MBA from the Wharton School, University of Pennsylvania. He is a Certified Public Accountant.
During 2006, Mr. Craig P.R. Joffe served as a director and as Chief Operating Officer, General Counsel and Secretary of the Company. He also served as the Company’s Interim Chief Executive Officer from March 1, 2006 through November 1, 2006. Mr. Joffe resigned from the Board of Directors effective March 22, 2007. In addition, Mr. Joffe terminated his employment with the Company effective March 30, 2007. Mr. Joffe had served the Company as an executive officer since 2003. He had been a member of the Board since 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s equity securities, to file reports of security ownership and changes in that ownership with the SEC. Officers, directors and greater than ten-percent beneficial owners also are required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of copies of these forms, the Company believes that all Section 16(a) filing requirements were complied with on a timely basis during and for 2006, except for the following filings, which were made after their due dates. Form 4s for Messrs. Bahl, Cody, Gutfreund, Hassan, Whiting and Woods reporting the automatic payment in stock of a portion of their director compensation for the quarter ended September 30, 2006; a Form 4 for Mr. Craig P.R. Joffe upon a grant of restricted stock on March 2, 2006; Form 4s for Messrs. Joffe and Whiting for the withholding of shares to pay taxes on the partial vesting of restricted stock awards on March 2, 2007; and a Form 5 for Mr. Gutfreund to report a gift made during 2006.
Code of Business Conduct and Ethics
The Company has a Code of Business Conduct and Ethics that is applicable to all employees, including executive officers, as well as to directors to the extent relevant to their services as directors. The Code of Business Conduct and Ethics is available on the Company’s website at www.lasikplus.com by clicking on “Investors” and “Corporate Governance.” You may request a copy of the Code of Business Conduct and Ethics to be mailed to you by writing the Secretary of Company at the Company’s address shown on the cover page of this Form 10-K/A or calling 513-792-5629. Any amendments to, or waivers from, the Code of Business Conduct and Ethics that apply to the Company’s principal executive and financial officers will be posted on the Company’s website.

Audit Committee
The Company’s Board of Directors has an Audit Committee. The current members of the Audit Committee are Messrs. Hassan (Chair), Bahl, Cody and Woods. The Board of Directors has determined that each member of the Audit Committee is independent for purposes of the Marketplace Rules of The NASDAQ Stock Market and that Mr. Hassan qualifies as an “audit committee financial expert” as defined in the rules of the SEC.
Item 11. Executive Compensation.
Compensation Committee
The Compensation Committee consists of five independent directors of the Company. No member of the Committee has any interlocking relationship with the Company, as defined in applicable SEC rules and regulations. The Committee is responsible for developing and recommending the Company’s executive compensation principles, policies and programs to the Board of Directors. In addition, the Compensation Committee either determines or recommends to the Board of Directors on an annual basis the compensation to be paid to the Chief Executive Officer and, with advice from the Chief Executive Officer, determines the amount paid to each of the other executive officers of the Company.
The CEO may not be present during any voting or deliberations of the Committee regarding the CEO’s compensation.
Compensation Committee Report On Executive Compensation
The undersigned members of the Compensation Committee of the Board of Directors of LCA-Vision Inc. during 2006 and currently have furnished the following report for inclusion in this Form 10-K/A.
The Committee has reviewed and discussed the Compensation Discussion and Analysis presented below with the Company’s management. Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 2006 Form 10-K/A
William F. Bahl (Chair)
Thomas G. Cody
John H. Gutfreund
John C. Hassan
E. Anthony Woods

Compensation Discussion and Analysis
The Company’s compensation programs are designed to provide its executive officers with market-competitive salaries and the opportunity to earn incentive compensation related to performance expectations identified by the Compensation Committee or the Board. The objectives of the Company’s executive compensation program as developed by the Compensation Committee are to:
•	Provide a direct link between executive officer compensation and the interests of the Company’s stockholders by making a significant portion of executive officer compensation dependent upon the financial performance of the Company.

•	Support the achievement of the Company’s annual and long-term goals and objectives as determined annually by the Committee or the Board.

•	Provide opportunities for equity ownership based on competitive levels, corporate/segment performance, share price performance and share dilution considerations.

•	Provide compensation plans and arrangements that encourage the retention of better-performing executives.
To help assess the level of executive compensation relative to comparable companies, the Compensation Committee has utilized the services of professional compensation consultants. The consultants prepared an analysis of 41 companies representing direct competitors, medical technology companies with similar market capitalization and high growth retail and technology companies.
Components and Philosophy of Executive Compensation
The compensation of executive officers of the Company includes (i) base salary, (ii) annual incentive cash bonuses, and (iii) long-term equity incentive compensation. Cash bonuses and long-term equity incentives (collectively, “Incentive Compensation”) represent a significant portion of an executive officer’s potential annual compensation. In general, the proportion of an executive officer’s compensation that is Incentive Compensation increases with the level of responsibility of the officer. The Compensation Committee allocates a portion of total maximum compensation to each of these elements of compensation as set forth under the Annual Incentive Bonuses (Non Equity Compensation) and Long-Term Equity Incentive Grants portions of this Compensation Discussion and Analysis section. These allocations are intended to provide an appropriate salary to the Company’s executive officers while making the greater part of their compensation contingent on, and tied to, the Company’s performance. The allocation to annual incentive cash bonuses is intended to encourage and reward short-term success. The allocation to equity incentive compensation, in addition to encouraging and rewarding success over the performance period, ties the executive’s interest to the long-term success of the Company by giving the executive an equity interest in the Company.
The compensation program is designed to further the current strategic goals of the Company which are to increase stockholder value by focusing on increasing pre-tax income through increases in revenue coupled with operating efficiencies. Executive officers also receive various benefits generally available to all employees of the Company, such as a 401(k) plan and medical plans.
The Compensation Committee seeks to set total compensation for the Company’s executive officers at levels that are competitive with that paid to executives with similar levels of responsibilities at similarly-sized corporations that are deemed comparable to the Company. For 2006 and future years, the Compensation Committee’s goal is to provide total compensation, assuming maximum performance targets for Incentive Compensation are met, that approaches the 75th percentile of total compensation at such comparable companies.
In setting annual and long-term Incentive Compensation goals and performance levels, the Committee intends to provide the executives a challenging yet reasonable opportunity to reach the threshold amount, while requiring substantial growth to reach the maximum level.
Base Salaries
The Compensation Committee seeks to set base salaries for the Company’s executive officers at levels that are competitive with median levels for executives with similar roles and responsibilities at similar-sized companies. The Committee has established a target range of 80% to 120% of median level. In setting annual salaries for individuals, the Compensation Committee first considers the compensation paid for similar positions at similar-sized companies and the executive’s experience, level and scope of responsibility as a benchmark forecast. It then considers individual performance of the executive measured against expectations in developing its salary increase recommendations. The base salaries of the Company’s executive officers, Steven C. Straus, and Alan H. Buckey, have been set at $350,000 and $282,000, respectively, for 2007.

Annual Incentive Bonuses (Non-Equity Incentive Compensation)
The Company’s Executive Cash Bonus Plan establishes performance criteria for the payment of annual bonuses to the Company’s executive officers and such other additional employees as may be selected by the Compensation Committee from time to time. Bonus amounts are calculated as a percent of base salary at the end of the year based upon the extent to which threshold, target and maximum performance goals set annually by the Committee are achieved. The 2006 performance measure was pre-tax income. Based upon 2006 performance, Mr. Joffe and Mr. Buckey were paid bonuses of $128,475 and $115,627, respectively.
Bonus levels for achieving the threshold, target and maximum performance for 2007 are 75%, 100% and 125% of base salary, respectively, for Mr. Straus, with linear interpolation between those percentages. These levels were established in accordance with Mr. Straus’ employment agreement, which is described below. For Mr. Buckey, the bonus levels for achieving threshold, target and maximum performance are 20%, 40% and 60% of base salary, respectively. The 2007 performance measure is pre-tax income. The Committee may select one or more additional or different objective performance measures in the future.
Long-Term Equity Incentive Grants
The Company’s stock incentive plans authorize the Compensation Committee to award stock options and restricted stock to executive officers and other key employees. Stock incentive grants are designed to align the long-term interests of the Company’s key employees with those of its stockholders by enabling key employees to develop and maintain significant long-term equity ownership positions. Prior to 2006, grants were made in the form of stock options. Primarily as a result of the financial implications associated with the change in accounting treatment of stock options under FAS 123 (R), all equity incentive grants in 2006 were made in the form of restricted stock awards.
The number of stock incentives granted to an executive officer is a function of the executive’s level of responsibility. Variance among these numbers is based upon the Compensation Committee’s reasoned expectation of the executive’s future contribution to the Company.
In early 2006, the Compensation Committee initiated a long-term equity incentive program under which a performance measure for the year is established, performance goals are set and threshold, target and maximum Performance Share Award opportunities are made to the Company’s executive officers at the beginning of each year. Shares of restricted stock then are issued to the executives early in the following year to the extent that the performance goals have been achieved. The restricted shares earned may not be sold by the holder until the third anniversary of the date on which the Performance Share Award was granted and will be forfeited if the holder’s employment with the Company terminates before that date for any reason other than death or disability. The restricted shares have voting and dividend rights during the restricted period.
The performance measure for 2006 was pre-tax income. Mr. Joffe and Mr. Buckey each earned 8,565 restricted shares based upon 2006 performance. Mr. Buckey’s shares will vest on March 2, 2009. Mr. Joffe’s shares were forfeited upon his termination of employment. The award opportunity of Kevin M. Hassey, who served as President of the Company during 2006, was forfeited when his employment terminated effective October 6, 2006.
On February 28, 2007, the Compensation Committee established the terms for the 2007 program. The 2007 performance measure is pre-tax income. Mr. Buckey has threshold, target and maximum award opportunities of 4,000, 8,000 and 12,000 shares. Mr. Straus has threshold, target and maximum amounts, which were provided for in his November 2006 employment agreement, of 6,275, 9,365 and 12,455 shares, respectively. Mr. Straus did not receive an additional Performance Share Award in February 2007.
The Committee also makes time-based Restricted Share Unit awards from time to time. Each of Mr. Craig P.R. Joffe and Mr. Straus received such an award in 2006, as further described below under “Basis for Chief Executive Compensation.” No dividends are paid on, and no voting rights attach to, these units prior to vesting. Upon vesting, unrestricted shares are issued.
Basis for Chief Executive Compensation
Stephen N. Joffe stepped down as Chief Executive Officer as of March 1, 2006. Dr. Joffe received an annual salary of $600,000, payable according to normal Company procedures, for his services until March 15, 2006. Dr. Joffe also received an immediate one-time payment of $1,000,000 for his services to the Company for 2006. Dr. Joffe was not eligible for any cash bonus, options, restricted stock or other payments except as described above.
Effective as of March 1, 2006, Craig P. R. Joffe was appointed Interim Chief Executive Officer. Mr. Craig P. R. Joffe’s compensation for 2006 was set on the basis described above for the Company’s other executive officers, except that on March 2, 2006 he received a time-based Restricted Share Unit award of 2,000 shares that vested in one-third increments over a three-year period. Two-thirds of these shares were forfeited upon Mr. Joffe’s termination of employment.

Effective November 2, 2006, Steven C. Straus was appointed Chief Executive Officer. Mr. Straus has an employment agreement with the Company dated November 1, 2006. The agreement was designed by the Compensation Committee in accordance with the principles described under “Components and Philosophy of Executive Compensation.” The principal terms of the agreement are as follows:
•	Annualized salary of $350,000, subject to increase by the Compensation Committee.

•	Participation in the Company’s Executive Cash Bonus Plan with a cash bonus target equal to 100% of his annual base salary, beginning January 1, 2007. The threshold bonus will be 75% of his annual base salary and the maximum bonus will be 125% of his annual base salary. The target, threshold and maximum bonus goals were established by the Compensation Committee on February 28, 2007.

•	Participation in the Company’s 2006 Stock Incentive Plan. Mr. Straus received time-based Restricted Share Units for 4,682 shares based upon the fair market value on the date of his employment and a Performance Share Award for 9,365 shares. Performance Shares will be earned at threshold (67%), target (100%) and maximum (133%) levels based on Company performance metrics for 2007 determined by the Compensation Committee in the same manner as described above. Performance Shares earned for 2007 will be issued in early 2008. Both Mr. Straus’ Restricted Share Units and any Performance Shares earned for 2007 will vest on November 2, 2009, the third anniversary of his date of employment.

•	Application of the Company’s standard Confidentiality Agreement, which provides that for a period of one year after termination of his employment with the Company, he will not render services, directly or indirectly, to any competing organization or solicit employees of the Company to join any competing organization.
The agreement has a one year term that will be automatically renewed for successive one year periods, unless either the Company or Mr. Straus provides written notice to the other party not to so renew at least 120 days prior to the anniversary date.
Potential Post-Employment Payments
Under the terms of Mr. Straus’ employment agreement, in the event the Company terminates Mr. Straus’ employment without Cause or he terminates his employment for Good Reason (as each is defined in the agreement), or his employment terminates upon the expiration of any one-year employment term as a result of a Company notice to him of non-renewal of the employment term or his employment terminates due to death or disability, he will be entitled to the following severance and benefits in addition to any then-accrued and unpaid compensation and benefits from the Company: (i) continuation of base salary, payable monthly, for 12 months following termination, (ii) continuation of health, dental and vision benefits for 12 months with premiums charged to him at active employee rates, (iii) in the case of any such termination occurring after the sixth complete month of the fiscal year of termination, a bonus under the Executive Cash Bonus Plan for the year of termination in an amount based on actual performance for the year (provided all subjective individual performance measures will be deemed satisfied), pro-rated for the fraction of the year during which he was employed, and payable when annual bonuses are paid to other senior executives, (iv) all of his time-based Restricted Share Units will vest in full and all of his Performance Share Awards will vest pro rata (and treated as having been earned at a target level of performance if the performance period is not then completed) based on the ratio of the number of days employed from the date of grant to the number of days constituting the vesting period. In the event of a Change of Control (as defined under the 2006 Stock Incentive Plan), all of his time-based Restricted Share Units will vest in full and all of his Performance Share Awards will be treated as earned at target (if the performance period is not then completed) and will vest in full. All of the foregoing payments are subject to downward adjustment to avoid the application of certain excise taxes.
Accounting and Tax Treatments of Executive Compensation
Deductibility of Compensation. Section 162(m) of the Internal Revenue Code prohibits the Company from taking an income tax deduction for any compensation in excess of $1 million per year paid to its Chief Executive Officer or any of its other four most-highly compensated executive officers, unless the compensation qualifies as “performance-based” pay under a plan approved by stockholders. The Company’s long-term stock incentive plans were approved by stockholders, and are intended to qualify as performance-based compensation and be fully deductible by the Company. The Company’s annual cash bonus plan has not been approved by stockholders and does not so qualify.
Stock-Based Compensation Accounting. On January 1, 2006, the Company adopted SFAS 123(R), which resulted in recognition of stock-based awards granted on or after that date as stock-based compensation expense over the period from the grant date to the date the employee is no longer required to provide service to earn the award, which could be immediately in the case of retirement-eligible employees. The Compensation Committee considers the accounting treatment in its decisions to make stock-based awards and specifically option grants.

Review of Past Awards
When evaluating the current year compensation awards, the Compensation Committee reviews awards made in prior years in addition to benchmark data from comparable companies.
Adjustment or Recovery of Awards
Under the 2006 Stock Incentive Plan, if at any time within one year after the date on which a participant exercised an option or on which Restricted Stock vests, the Committee determines in its discretion that the Company or a Subsidiary has been materially harmed by the participant, then any gain realized by the participant shall be paid by the participant to the Company upon notice from the Company.
Timing of Grants
The Company has not timed, and does not intend to time, its release of material non-public information for the purpose of affecting the value of executive compensation. The current policy of the Compensation Committee is that, in the future, grants of options or restricted stock for all employees, including executive officers, will be approved during, or pre-approved with an effective grant date during, a trading “window period,” which the Company defines as a period beginning on the third day following release of its quarterly financial results and ending 15 days before the end of the next fiscal quarter. If the Company is in possession of material non-public information at the time of any proposed grant, action may be deferred until the information has been made public. Restricted stock grants to newly appointed or newly promoted executive officers will be effective on the date approved by the Compensation Committee (or, if later, the first day of employment).
In the past, the Company did not have a formalized practice for the timing of equity-based awards. The timing of equity awards was dependent on the schedule of Compensation Committee meetings, the ability to complete all recommendations for awards and other factors, such as the Committee’s need to obtain additional comparative data prior to their approval of awards.
Stock Ownership Guidelines for Executive Officers
It is the intention of the Company that the interests of the named executives be aligned with those of the stockholders. Therefore, ownership of the Company’s common stock having value of at least $120,000 is encouraged through stock ownership guidelines adopted by the Board.
The value of the following holdings by participants counts toward the ownership guidelines:
•	Vested and unvested restricted stock;

•	The value of exercisable “in-the-money” employee stock options (fair market value less exercise price); and

•	Any other shares of common stock beneficially held by the participant.

Information Tables for Named Executives
The following table summarizes the compensation of our Principal Executive Officer and Principal Financial Officer and of each of our other executive officers during 2006 for service rendered to the Company in all capacities (the “named executives”). Stephen N. Joffe stepped down as Chief Executive Officer effective March 1, 2006 and Craig P.R. Joffe was appointed Interim Chief Executive Officer the same date. Steven S. Straus was named Chief Executive Officer on November 2, 2006.
Summary Compensation Table

				Stock		Non-Equity	All Other
Name and Principal				Awards ($) (5)	Option Awards	Incentive Plan	Compensation
Position	Year	Salary ($)		(6)	($) (7)	Compensation ($)	($)	Total ($)
Steven C. Straus Principal Executive Officer	2006	$70,833	(1)	$8,612	$0	$0	$0	$79,445

Alan H. Buckey Principal Financial Officer	2006	$270,000		$102,096	$216,727	$115,627	$1,000	$705,450

Craig P. R. Joffe Former Chief Operating Officer, General Counsel, and Secretary	2006	$300,000	(2)	$125,642	$209,368	$128,475	$0	$763,485

Dr. Stephen N. Joffe Former Chairman and Chief Executive Officer	2006	$1,125,000	(3)	$0	$0	$0	$1,000	$1,126,000

Kevin M. Hassey Former President	2006	$203,110	(4)	$0	$118,901	$0	$0	$322,011

(1)	Mr. Straus began employment with the Company on November 2, 2006.

(2)	Mr. Craig P.R. Joffe terminated his employment with the Company effective March 30, 2007.

(3)	Dr. Stephen Joffe terminated his employment with the Company effective March 15, 2006.

(4)	Mr. Hassey terminated his employment with the Company effective October 6, 2006.

(5)	Represents expense recognized in 2006 in accordance with FAS 123(R). No stock awards were granted in prior years.The fair value of stock awards made in 2006 was determined by the closing market value of the common stock on the date of grant.

(6)	The Long-Term Equity Incentive Grants section under Compensation Discussion and Analysis describes the equity awards granted to the named executives in 2006.

(7)	Represents expense recognized in 2006 in accordance with FAS 123(R) for stock options issued prior to January 1, 2006 but not vested by January 1, 2006. No stock options were granted in 2006. For the detail of outstanding stock options for the named executives, please refer to the “Outstanding Equity Awards at Fiscal 2006 Year End” table. The fair value of each stock option is estimated on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our commen stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.
     The fair value of each common stock option granted during 2005, 2004 and 2003 was estimated using the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	1.0 - 1.2%	1.2%	0%
Expected volatility	77 - 93%	52 - 91%	89 - 97%
Risk-free interest rate	3.28 - 4.33%	1.52 - 3.48%	1.44 - 3.21%
Expected lives (in years)	2 - 5	2 - 5	2 - 5

The following table summarizes the grants of cash or equity-based awards made to the named executives in 2006.
2006 Grants of Plan-Based Awards

									Grant Date
								All Other Stock	Fair Value of
	Estimated Future Payouts Under Non-				Estimated Future Payouts Under Equity			Awards: Number	Stock and
	Equity Incentive Plan Awards (2)				Incentive Plan Awards(3)			of Shares of Stock	Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#) (3)	Awards ($)
Steven C. Straus	11/2/2006	$262,500	$350,000	$437,500	—	—	—	4,682	$160,000
	11/2/2006	—	—	—	6,275	9,365	12,455	—	$320,000

Alan H. Buckey	3/2/2006	$54,000	$108,000	$162,000	4,000	8,000	12,000	—	$339,760

Craig P.R. Joffe (1)	3/2/2006	$60,000	$120,000	$180,000	4,000	8,000	12,000	—	$339,760
	3/2/2006	—	—	—	—	—	—	2,000	$84,940

Dr. Stephen N. Joffe	—	—	—	—	—	—	—	—	—

Kevin Hassey (1)	3/2/2006	$54,000	$108,000	$162,000	4,000	8,000	12,000	—	$339,760

(1)	Mr. Hassey’s and Mr. Craig P.R. Joffe’s performance-based awards and two-thirds of Mr. Joffe’s stock option award ultimately were forfeited due to their terminations of employment.

(2)	Awards under the Company’s Executive Cash Bonus Plan. See “Compensation Discussion and Analysis - Annual Incentive Bonus (Non-Equity Incentive Compensation)” for a discussion of this plan. Mr. Straus’ award was established in his November 2, 2006 employment agreement but relates to Company performance during 2007.

(3)	Awards under the Company’s 2006 Stock Incentive Plan. See “Compensation Discussion and Analysis — Long-Term Equity Incentive Grants” for a discussion of awards under this plan.

The following table details information on outstanding equity-based compensation awards for the named executives as of December 31, 2006.
Outstanding Equity Awards at Fiscal 2006 Year-End

	Option Awards					Stock Awards
			Equity
			Incentive Plan					Equity Incentive	Equity Incentive
			Awards:					Plan Awards:	Plan Awards:
	Number of	Number of	Number of					Number of	Market or Payout
	Securities	Securities	Securities			Number of	Market Value	Unearned	Value of
	Underlying	Underlying	Underlying			Shares or	of Shares or	Shares, Units or	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Units of Stock	Units of Stock	Other Rights	Units or Other
	Options (#)	Options (#)	Unearned	Exercise Price	Expiration	that Have Not	that Have Not	that Have Not	Rights that Have
Name	Exercisable	Unexercisable	Options (#)	($)	Date	Vested (#)	Vested ($)	Vested (#)	Not Vested ($)
Steven C. Straus	—	—	—			4,682 (1)	$160,874	9,365	$321,781

Alan H. Buckey	7,650	—	—	$5.92	6/27/2013	8,565 (2)	$294,293	—	—
	15,000	—		$12.19	12/9/2013
	21,001	31,500 (3)		$16.60	9/10/2014
	15,000	22,500 (4)		$16.57	9/10/2014

	58,651	54,000

Craig P. R. Joffe	37,500	—	—	$2.25	3/17/2013	2,000 (5)	$68,720	—	—
	22,501	—		$12.19	12/9/2013	8,565 (6)	$294,293
	15,000	22,500 (7)		$16.60	9/10/2014
	15,000	22,500 (8)		$16.57	9/10/2014

	90,001	45,000

Dr. Stephen N. Joffe	—	—	—			—	—	—	—

Kevin M. Hassey	—	—	—			—	—	—	—

Vesting Schedule

Steven C. Straus	(1)

11/2/2009	4,682

Alan H. Buckey	(2)	(3)	(4)
9/10/2007		10,500	7,500
9/10/2008		10,500	7,500
3/2/2009	8,565
9/10/2009		10,500	7,500

	8,565	31,500	22,500

Craig P. R. Joffe	(5)	(6)	(7)	(8)
3/2/2007	667
9/10/2007			7,500	7,500
3/2/2008	667
9/10/2008			7,500	7,500
3/2/2009	666	8,565
9/10/2009			7,500	7,500

	2,000	8,565	22,500	22,500

The following table summarizes the value to the named executives of stock options exercised or restricted awards vested during 2006. The option award value realized on exercise was calculated by multiplying the number of shares purchased by the difference between the market price of the Company’s common stock on the date of exercise and the exercise price.
2006 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Number of
	Shares		Number of
	Acquired	Value	Shares	Value
	on	Realized	Acquired	Realized
	Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Steven C. Straus	—	—	—	—

Alan H. Buckey	—	—	—	—

Craig P.R. Joffe	—	—	—	—

Stephen N. Joffe	—	—	—	—

Kevin M. Hassey	73,500	$2,139,480	—	—
The Company offers a non-qualified deferred compensation plan. Eligible participants include all surgeons, whether employees or independent contractors of LCA-Vision or employees or independent contractors of Professional Corporations that are affiliated with LCA-Vision. Eligible participants also include other employees of LCA-Vision with annual base compensation for such year equal to or exceeding $120,000. The Company has not provided any match to the participant deferral. The following table summarizes deferred compensation information for the named executives.
2006 Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance
	in Last FY	in Last FY	Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
Steven C. Straus	—	—	—	—	—

Alan H. Buckey	—	—	—	—	—

Craig P.R. Joffe	—	—	—	—	—

Dr. Stephen N. Joffe	—	—	—	—	—

Kevin M. Hassey	—	—	$4,733	—	$50,924

Potential Post-Employment Payments
If Mr. Steven C. Straus’ employment had terminated at December 31, 2006, under the terms of his employment agreement, he would have been entitled to the post-employment payments and benefits set forth below. For additional information, see “Compensation Discussion and Analysis – Potential Post-Employment Payments.”

	Voluntary Termination		Termination	Involuntary Termination
			Upon
			Disability		Without Cause/	Change in
	Good Reason	Other	or Death	For Cause	Expiration (5)	Control
Executive Benefits and Payments
Upon Termination

Compensation
Severance (1)	$350,000	—	$350,000	—	$350,000	—
Non-equity Incentive Plan Payments (2)	—	—	—	—	—	—
Time-Based Restricted Stock (3)	$160,874	—	$160,874	—	$160,874	$160,874
Performance-Based Restricted Stock (4)	$17,632	—	$17,632	—	$17,632	$321,781

Benefits and Perquisites
Health and Welfare Benefits	$8,617	—	$8,617	—	$8,617	—
Continuation

Total compensation	$537,123	—	$537,123	—	$537,123	$482,655

(1)	For purposes of this analysis, we used Mr. Straus’ base salary at December 31, 2006 of $350,000.

(2)	Mr. Straus did not have a non-equity incentive plan bonus opportunity for 2006.

(3)	As of December 31, 2006 Mr. Straus had 4,682 time-based restricted share units that had not yet vested.

(4)	As of December 31, 2006 Mr. Straus had 9,365 performance-based restricted share units at target level of performance that had not yet been earned or vested.

(5)	Expiration refers to termination of employment upon the expiration of any one-year term of Mr. Straus’ employment agreement as a result of the Company notifying him of a non-renewal.
Director Compensation
During the first half of 2006, our non-employee directors were paid cash fees of $5,000 per calendar quarter plus reimbursement of related out-of-pocket expenses. In addition, directors received Restricted Share Units under the 2006 Stock Incentive Plan. The non-employee directors do not receive any perquisites.
Beginning in June 2006, and currently, non-employee directors receive an annual fee of $40,000, paid one-half in cash and one-half in shares of unrestricted common stock. Payments are made quarterly in arrears, pro-rated from the time that an individual becomes a director. In addition, in June 2006 each non-employee director received a Restricted Share Unit award having a value of $75,000. These Units were issued at the close of business on the date of the Company’s 2006 annual meeting of stockholders and pro-rated based upon the date upon which an individual first became a director. The Restricted Share Units will vest over a two-year period, at the rate of 50% a year on the anniversary date of the award, contingent on the individual remaining a non-employee director on those dates. The Nominating and Governance Committee of the Board of Directors expects to recommend a similar grant of Restricted Share Units for 2007, but has not yet determined the value of this grant. The chairman of the Audit Committee and the chairman of the Nominating and Governance Committee receive an annual cash payment of $5,000 each, payable quarterly. Finally, upon first becoming a non-employee director, an individual receives a grant of 1,000 shares of Restricted Share Units which vests over a two-year period. In addition to the compensation to non-employee directors listed above, Mr. E. Anthony Woods for his board service as non-executive Chairman of the Board receives an annualized fee of $225,000, $100,000 paid in cash and $125,000 paid on a quarterly basis in unrestricted shares of common stock. In December 2006, the Compensation Committee awarded Mr. Woods additional compensation of $240,000 in consideration of the services provided by him as Chairman of the Board of Directors to the Company during the period from March 15 to December 15, 2006.
During 2006, the Board of Directors adopted a policy requiring each non-employee member of the Board of Directors to own beneficially shares of common stock of the Company equal to three times such annual Director’s fee, or approximately $120,000; this ownership is to be achieved by the second anniversary of an individual’s election or appointment as a director of the Company. The value of the following holdings counts towards the ownership guidelines: vested and unvested restricted stock; the value of exercisable “in-the-money” stock option (fair market value) less exercise price; any other shares of beneficially owned common stock.
Steven C. Straus and Craig P.R. Joffe, who were directors during 2006, did not receive any additional compensation for serving on the Board.

The following table summarizes director compensation paid to directors of the Company during 2006.
2006 Director Compensation

	Fees Earned or Paid in	Stock Awards	Option Awards	All Other
Name	Cash ($) (1)	($) (2) (4)	($) (3) (4)	Compensation ($)	Total ($)
E. Anthony Wood, Chairman of the Board	$339,167	$134,285	$69,658	—	$543,110

William F. Bahl	$22,750	$35,722	$259,814	—	$318,286

Thomas G. Cody	$22,750	$35,722	$259,814	—	$318,286

John H. Gutfreund	$20,000	$35,722	$59,754	—	$115,476

John C. Hassan	$25,500	$35,722	$59,754	—	$120,976

David Whiting, M.D. (5)	—	$36,781	$44,171	$120,000 (6)	$200,952

(1)	Mr. Woods generally receives compensation of $100,000 in cash and $125,000 in shares for his services as non-executive Chairman of the Board. As described above, he received an additional payment of $240,000 for such services during the period from March 15 to December 15, 2006.

(2)	The equity compensation expense recorded in the 2006 financial statements in accordance with FAS 123(R) for stock awards made to the Directors during 2006 is shown in this column. No stock awards were granted in prior years.

(3)	The equity compensation expense recorded in the 2006 financial statements in accordance with FAS 123(R) for stock options issued to Directors prior to January 1, 2006 that had not vested by January 1, 2006 is shown in this column. No stock options were granted in 2006. The fair value of each stock option is estimated on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on the exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the option is based on historical data and is not necessarily indicative of exercise patterns that may occur.
     The fair value of each common stock option granted during 2005, 2004 and 2003 was estimated using the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	1.0 - 1.2%	1.20%	0%
Expected volatility	77 - 93%	52 - 91%	89 - 97%
Risk-free interest rate	3.28 - 4.33%	1.52 - 3.48%	1.44 - 3.21%
Expected lives (in years)	2 - 5	2 - 5	2 - 5

(4)	The grant date of fair value as measured by FAS 123(R) for awards made to directors in 2006 are as follows:

	March 2, 2006	June 12, 2006	July 5, 2006	July 12, 2006	September 29, 2006	December 29, 2006	Total
E. Anthony Woods	$—	$75,014	$36,471	$4,641	$36,229	$36,215	$188,570
William F. Bahl	—	75,014	5,012	—	4,999	4,982	90,007
Thomas G. Cody	—	75,014	5,012	—	4,999	4,982	90,007
John H. Gutfreund	—	75,014	5,012	—	4,999	4,982	90,007
John C. Hassan	—	75,014	5,012	—	4,999	4,982	90,007
David Whiting, M.D.	42,445	—	5,012	—	9,997	9,999	67,453
     The aggregate number of stock awards and stock options outstanding at December 31, 2006 for directors was:

	Stock Awards	Options	Total
E. Anthony Woods	1,594	33,713	35,307
William F. Bahl	1,594	28,857	30,451
Thomas G. Cody	1,594	28,857	30,451
John H. Gutfreund	1,594	2,344	3,938
John C. Hassan	1,594	9,376	10,970
David W. Whiting, M.D.	1,000	15,025	16,025

(5)	Dr. Whiting also is paid by Columbus Eye Associates, P.C., an Ohio Professional Corporation, for professional services rendered.

(6)	Dr. Whiting is paid $10,000 monthly to serve as Medical Director for the Minnesota market.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table and notes set forth certain information with respect to the beneficial ownership of our common stock, the Company’s only voting security, as of March 12, 2007, by (1) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each current director and named executive, and (3) all current directors and executive officers as a group. The Company has no information concerning the current share ownership of its former executive officers.
SEC rules provide that shares of common stock which an individual or group has a right to acquire within 60 days of March 12, 2007 are deemed to be outstanding for purposes of computing the percentage ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown on the table.

	Amount and Nature of
Name and Address of Beneficial Owner	Ownership (1)		Percent of Class
Barclays Global Investors, NA
45 Fremont Street, 17th Floor
San Francisco, CA 94105	2,047,724	(2)	10.3%

Lord Abbett & Co., LLC
90 Hudson Street, 11th Floor
Jersey City, NJ 07302	1,706,467	(3)	8.6%

Columbia Wanger Asset Management, L.P.
227 West Monroe Street, Suite 3000
Chicago, IL 60606	1,602,000	(4)	8.1%

Tremblant Capital Group
767 Fifth Avenue
New York, NY 10153	1,566,905	(5)	7.9%

The Guardian Life Insurance Company of America
Guardian Investor Services, LLC
RS Investment Management Co.
RS Partners Fund	1,510,731	(6)	7.6%

HWP Capital Partners II L.P.
300 Crescent Court, Suite 1700
Dallas, TX 75201	1,303,882	(7)	6.6%

Ziff Asset Management L.P.
283 Greenwich Avenue
Greenwich, CT 06830	1,252,930	(8)	6.3%

E. Anthony Woods, Chairman of the Board	48,422	(9)	*

Steven C. Straus, Chief Executive Officer	—

William F. Bahl, Director	29,217	(10)	*

Thomas G. Cody, Director	29,217	(11)	*

John H. Gutfreund, Director	7,704	(12)	*

John C. Hassan, Director	17,205	(13)	*

David W. Whiting, M.D., Director	12,043	(14)	*

Alan H. Buckey, Executive Vice President/Finance, CFO	131,014	(15)	*

All current directors and executive officers as a group (8 persons)	274,557	(16)	1.4%

(1)	Except as otherwise noted, the persons named in the table have sole voting and dispositive powers with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)	This information is based on a Schedule 13G filed with the SEC on January 23, 2007, in which Barclays Global Investors, NA reported having sole voting power over 1,383,275 shares and sole dispositive power over 1,445,515 shares, Barclays Global Fund Advisors reported having sole voting and dispositive powers over 588,990 shares and Barclays Global Investors, Ltd reported having sole voting and dispositive powers over 13,219 shares. According to the filing, the reported shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2007, in which Lord Abbett & Co. LLC reported having sole voting power over 1,436,866 shares and sole dispositive power over 1,706,467 shares.

(4)	This information is based on a Schedule 13G filed with the SEC on January 12, 2007.

(5)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2007.

(6)	This information is based on a Schedule 13G filed with the SEC on February 9, 2007, in which The Guardian Life Insurance Company of America, Guardian Investor Services LLC and RS Investment Management Co. LLC each reported having shared voting and dispositive powers over 1,510,731 shares.

(7)	This information is based on a Schedule 13G filed with the SEC on December 22, 2006.

(8)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2007, in which the filers reported having shared voting and dispositive powers over the shares.

(9)	Includes for Mr. Woods 31,369 shares issuable upon the exercise of certain unexercised stock options.

(10)	Includes for Mr. Bahl 28,491 shares issuable upon the exercise of certain unexercised stock options.

(11)	Includes for Mr. Cody 28,491 shares issuable upon the exercise of certain unexercised stock options.

(12)	Of the shares owned by Mr. Gutfreund, 2,060 are held in a margin account.

(13)	Includes for Mr. Hassan 7,032 shares issuable upon the exercise of certain unexercised stock options. Of the shares owned by Mr. Hassan, 7,829 are held in a margin account.

(14)	Includes for Dr. Whiting 11,691 shares issuable upon the exercise of certain unexercised stock options.

(15)	Includes for Mr. Buckey 58,651 shares issuable upon the exercise of certain unexercised stock options.

(16)	Includes 165,725 shares issuable upon the exercise of certain unexercisable stock options held by such persons.

The information called for by Item 201(d) of Regulation S-K is presented below as of February 27, 2007.
Equity Compensation Plan Information

Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price of	issuance under equity
	of outstanding awards,	outstanding options,	compensation plans (excluding
	options, warrants and	warrants and rights	securities reflected in column)
Plan Category	rights
Equity compensation plans approved by security holders	1,076,489	$18.27	1,731,922
Equity compensation plans not approved by security holders	—	—	—
Total	1,076,489	$18.27	1,731,922
Item 13. Certain Relationships and Related Transactions, and Director Independence.
During 2006, and through the date of this filing, there were no transactions or series of transactions involving the Company and any of its executive officers, directors, holders of more than 5% of LCA-Vision common stock or any immediate family member of any of the foregoing persons that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Any situation that might be construed as disqualifying a director as “independent” will be brought to the attention of the Nominating and Governance Committee which will make a recommendation to the Board regarding the director’s continued service on Board Committees.
For additional information on director independence, see “Directors, Executive Officers and Corporate Governance – Directors” above.
Item 14. Principal Accounting Fees and Services.
Information on fees billed by Ernst & Young for services during 2006 and 2005 is provided below.
Audit Fees. For professional services rendered for the audit of the Company’s fiscal year 2006 and 2005 financial statements and the review of the consolidated financial statements included in the Company’s fiscal year 2006 and 2005 Forms 10-Q, Ernst & Young billed the Company a total of approximately $447,544 and $327,000, respectively. Audit services provided by Ernst & Young included an audit of the Company’s captive insurance company.
Tax Fees. The Company did not use Ernst & Young for any tax compliance services in 2006. The aggregate fees billed by Ernst & Young for professional services rendered for tax compliance services in 2005 were approximately $5,600.
All Other Fees. Ernst & Young did not perform any services for the Company in 2006 or 2005 other than the audit and tax services described above.
The Company’s Audit Committee approved the services provided and the fees charged by Ernst & Young described above.

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

     Schedule II Valuation and Qualifying Accounts and Reserves
LCA-Vision Inc.
For the years ended December 31, 2006, 2005, and 2004
(in thousands)

	Balance at	Charges to Cost and		Balance at End of
Description	Beginning of Period	Expenses	Deductions	Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$3,145	$1,855	$2,158	$2,842
Insurance reserve	3,840	2,530	207	6,163

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,865	$1,778	$1,498	$3,145
Insurance reserve	2,568	1,466	194	3,840

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,896	$1,344	$375	$2,865
Insurance reserve	963	1,859	254	2,568

(a)(3)List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

*3(b)	Amended Bylaws of Registrant (Exhibit (b) to Annual Report on Form 10-K for the year ended December 31, 2004)

*10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)

*10(b)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement of LCA-Vision Inc. for Special Meeting of Stockholders held October 16, 1998 on Schedule 14A filed on September 22, 1998)

*10(c)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement of LCA-Vision Inc. for Annual Meeting of Stockholders held May 7, 2001 on Schedule 14A filed on April 9, 2001)

*10(d)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3/A as filed on September 23, 2003)

*10(e)	Executive Cash Bonus Plan (Exhibit 10.1 to Current Report on Form 8-K filed February 28, 2005)

*10(f)	Compensation Arrangements with named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 28, 2005)

*10(g)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)

*10(h)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)

*10(i)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)

*10(j)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)

*10(k)	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)

*10(l)	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)

*10(m)	Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2006)

*14	Code of Business Conduct and Ethics (Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-Vision Inc.
Date: May 7, 2007	By:	/s/ Alan H. Buckey
Alan H. Buckey, Chief Financial Officer