Form 10-Q
period 2007-03-31
LCA VISION INC
filed 2007-05-10
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007.

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,066,649 shares as of May 7, 2007.

LCA-Vision Inc.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2007	December 31, 2006
		(Restated)
Assets
Current assets
Cash and cash equivalents	$51,529	$27,251
Short-term investments	71,550	70,801
Accounts receivable, net of allowance for doubtful accounts of $2,400 and $2,310	13,870	12,160
Receivables from vendors	5,853	3,310
Prepaid professional fees	2,456	2,223
Prepaid expenses and other	5,693	6,414
Prepaid income taxes	—	1,667
Deferred tax assets	10,534	11,155

Total current assets	161,485	134,981

Property and equipment	80,157	77,323
Accumulated depreciation and amortization	(48,535)	(46,399)

Property and equipment, net	31,622	30,924

Accounts receivable, net of allowance for doubtful accounts of $869 and $532	3,523	2,174
Deferred compensation plan assets	4,518	4,090
Investment in unconsolidated businesses	1,058	904
Deferred tax assets	12,517	12,141
Other assets	4,598	4,256

Total assets	$219,321	$189,470

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$10,518	$5,264
Accrued liabilities and other	11,765	9,111
Deferred revenue	24,562	22,234
Income taxes payable	3,145	—
Capital lease obligations maturing in one year	3,977	3,360

Total current liabilities	53,967	39,969

Capital lease obligations	1,995	2,431
Deferred compensation liability	4,519	4,136
Insurance reserve	6,889	6,163
Deferred revenue	30,902	27,608
Minority equity interest	55	47

Stockholders’ investment
Common stock ($0.001 par value; 25,070,597 and 24,814,542 shares and 20,066,649 and 19,821,348 shares issued and outstanding, respectively)	25	25
Contributed capital	167,556	162,245
Common stock in treasury, at cost (5,003,948 shares and 4,993,194 shares)	(69,939)	(69,487)
Retained earnings	23,390	16,320
Accumulated other comprehensive (loss) income	(38)	13

Total stockholders’ investment	120,994	109,116

Total liabilities and stockholders’ investment	$219,321	$189,470

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands except per share data)

	Three months ended March 31,
	2007	2006
		(Restated)
Revenues — Laser refractive surgery	$78,663	$66,750

Operating costs and expenses
Medical professional and license fees	13,975	12,914
Direct costs of services	24,465	20,915
General and administrative expenses	5,198	4,930
Marketing and advertising	17,178	11,346
Depreciation	2,304	1,935

Operating income	15,543	14,710

Equity in earnings from unconsolidated businesses	154	138
Investment income	1,694	1,503
Interest expense	(83)	(61)
Other expense, net	(10)	(8)

Income before taxes on income	17,298	16,282

Income tax expense	6,372	6,855

Net income	$10,926	$9,427

Income per common share
Basic	$0.55	$0.45
Diluted	$0.54	$0.44

Dividends declared per share	$0.18	$0.12

Weighted average shares outstanding
Basic	19,903	20,745
Diluted	20,274	21,465
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
		(Restated)
Cash flow from operating activities:
Net income	$10,926	$9,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,304	1,935
Provision for loss on doubtful accounts	1,460	693
Deferred income taxes	268	(1,624)
Tax benefit on disqualified disposition of stock options	82	12
Stock based compensation	1,240	1,249
Deferred compensation	384	450
Insurance reserve	726	932
Equity in earnings of unconsolidated affiliates	(154)	(138)
Changes in operating assets and liabilities
Accounts receivable	(4,519)	(990)
Receivables from vendors	(2,543)	(902)
Prepaid expenses and other	721	(611)
Prepaid income taxes	1,667	2,875
Accounts payable	5,254	(487)
Deferred revenue, net of professional fees	5,060	5,982
Income taxes payable	3,145	2,909
Accrued liabilities and other	2,441	2,627

Net cash provided by operations	$28,462	$24,339

Cash flow from investing activities:
Purchases of property and equipment	(1,973)	(1,702)
Purchases of investment securities	(63,163)	—
Proceeds from sale of investment securities	62,324	—
Deferred compensation plan	(429)	(450)
Other, net	(18)	—

Net cash used in investing activities	$(3,259)	$(2,152)

Cash flow from financing activities:
Principal payments of capital lease obligations	(849)	(693)
Shares repurchased for treasury stock	(452)	(6,248)
Tax benefits related to stock-based compensation	1,094	542
Exercise of stock options	2,895	1,027
Distribution paid to minority equity investees	—	(19)
Dividends paid to stockholders	(3,613)	(2,500)

Net cash used in financing activities	(925)	(7,891)

Increase in cash and cash equivalents	24,278	14,296

Cash and cash equivalents at beginning of period	27,251	110,531

Cash and cash equivalents at end of period	$51,529	$124,827

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of March 31, 2007 and December 31, 2006; condensed consolidated Statements of Income for the three months ended March 31, 2007 and 2006; and condensed consolidated Statements of Cash Flow for the three months ended March 31, 2007 and 2006. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2006.
Restatement of Financial Information
On March 9, 2007, LCA-Vision received a comment letter from the Securities and Exchange Commission (“ SEC”) related to a staff review of our original annual report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on February 27, 2007. The single issue raised in this letter addressed the Company’s revenue recognition policy regarding services provided subsequent to the initial surgical procedure. In most cases, our base price laser vision correction surgery includes a one-year acuity program which will cover the cost of post-surgical enhancements should the patient not achieve the desired visual correction during the initial procedure. In addition, we offer our patients the option to purchase a lifetime acuity plan. The majority of our patients purchase the lifetime acuity program. The Company’s historical policy had been to defer revenues for separately priced extended warranties for those patients expected to receive treatment under the warranty. Historical data indicates that only 7% of patients elected to receive treatment under the warranty. The accounting for separately priced extended warranties is subject to Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
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
The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (in thousands, except per share amounts):

	Three months ended March 31,
	2006
	Previously
	Reported	Restated
Revenues — Laser refractive surgery	$73,396	$66,750

Operating costs and expenses
Medical professional and license fees	13,578	12,914
Direct costs of services	20,915	20,915
General and administrative expenses	4,930	4,930
Marketing and advertising	11,346	11,346
Depreciation	1,935	1,935

Operating income	20,692	14,710

Equity in earnings from unconsolidated businesses	138	138
Investment income	1,503	1,503
Interest expense	(61)	(61)
Other expense, net	(8)	(8)

Income before taxes on income	22,264	16,282

Income tax expense	9,172	6,855

Net income	$13,092	$9,427

Income per common share
Basic	$0.63	$0.45
Diluted	$0.61	$0.44

Dividends declared per share	$0.12	$0.12

Weighted average shares outstanding
Basic	20,745	20,745
Diluted	21,465	21,465

The following table reflects the impact of the restatement on our Consolidated Balance Sheets. The amounts previously reported are derived from our Annual Report on Form 10-K for the period ended December 31, 2006 as originally filed on February 27, 2007 (amounts in thousands):

	December 31, 2006
	Previously Reported	Restated
Assets
Current assets
Cash and cash equivalents	$27,251	$27,251
Short-term investments	70,801	70,801
Accounts receivable, net of allowance for doubtful accounts of $2,400 and $2,310	12,160	12,160
Receivables from vendors	3,310	3,310
Prepaid professional fees	—	2,223
Prepaid expenses and other	6,414	6,414
Prepaid income taxes	1,667	1,667
Deferred tax assets	3,022	11,155

Total current assets	124,625	134,981

Property and equipment	77,323	77,323
Accumulated depreciation and amortization	(46,399)	(46,399)

Property and equipment, net	30,924	30,924

Accounts receivable, net of allowance for doubtful accounts of $869 and $532	2,174	2,174
Deferred compensation plan assets	4,090	4,090
Investment in unconsolidated businesses	904	904
Deferred tax assets	2,775	12,141
Other assets	1,495	4,256

Total assets	$166,987	$189,470

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$5,264	$5,264
Accrued liabilities and other	9,111	9,111
Deferred revenue	—	22,234
Capital lease obligations maturing in one year	3,360	3,360

Total current liabilities	17,735	39,969

Capital lease obligations	2,431	2,431
Deferred compensation liability	4,136	4,136
Insurance reserve	6,163	6,163
Deferred revenue	—	27,608
Minority equity interest	47	47

Stockholders’ investment
Common stock ($0.001 par value; 25,070,597 and 24,814,542 shares and 20,066,649 and 19,821,348 shares issued and outstanding, respectively)	25	25
Contributed capital	162,245	162,245
Common stock in treasury, at cost (5,003,948 shares and 4,993,194 shares)	(69,487)	(69,487)
Retained earnings	43,679	16,320
Accumulated other comprehensive income	13	13

Total stockholders’ investment	136,475	109,116

Total liabilities and stockholders’ investment	$166,987	$189,470

The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Cash Flows. The amounts previously reported are derived from the Form 10-Q for the quarter ended March 31, 2006 filed on May 9, 2006 (in thousands):

	Three Months Ended March 31,
	2006
	Previously
	Reported	Restated
Cash flow from operating activities:
Net income	$13,092	$9,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,935	1,935
Provision for loss on doubtful accounts	693	693
Deferred income taxes	693	(1,624)
Tax benefit on disqualified disposition of stock options	12	12
Stock based compensation	1,249	1,249
Deferred compensation	450	450
Insurance reserve	932	932
Equity in earnings of unconsolidated affiliates	(138)	(138)
Changes in operating assets and liabilities
Accounts receivable	(990)	(990)
Receivables from vendors	(902)	(902)
Prepaid expenses and other	(611)	(611)
Prepaid income taxes	2,875	2,875
Accounts payable	(487)	(487)
Deferred revenue, net of professional fees	—	5,982
Income taxes payable	2,909	2,909
Accrued liabilities and other	2,627	2,627

Net cash provided by operations	$24,339	$24,339

Cash flow from investing activities:
Purchases of property and equipment	(1,702)	(1,702)
Deferred compensation plan	(450)	(450)

Net cash used in investing activities	$(2,152)	$(2,152)

Cash flow from financing activities:
Principal payments of capital lease obligations	(693)	(693)
Shares repurchased for treasury stock	(6,248)	(6,248)
Tax benefits related to stock-based compensation	542	542
Exercise of stock options	1,027	1,027
Distribution paid to minority equity investees	(19)	(19)
Dividends paid to stockholders	(2,500)	(2,500)

Net cash used in financing activities	(7,891)	(7,891)

Increase in cash and cash equivalents	14,296	14,296

Cash and cash equivalents at beginning of period	110,531	110,531

Cash and cash equivalents at end of period	$124,827	$124,827

About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 799,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.
We currently operate 63 LasikPlus fixed-site laser vision correction centers in the United States, generally located in large metropolitan areas, and also have a joint venture in Canada.
Internet
The Company’s websites are www.lca-vision.com and www.lasikplus.com. The Company makes available free of charge through a link provided at its websites our Forms 10-K, 10-Q and 8-K, as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed or furnished to the SEC. To obtain a copy of our Form 10-K/A for the fiscal year ended December 31, 2006 by mail free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.
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
Use of Estimates
The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include patient financing receivables and reserves, insurance reserves, enhancement reserves, deferred revenues, income taxes and long-lived assets. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.
Reclassification
Certain prior-period amounts have been reclassified in the condensed consolidated financial statements and accompanying notes to conform to current period presentation.
Short-term Investments
Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all securities are classified as available-for-sale.

Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary are also included in investment income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.
The following table is a summary of available-for-sale securities (dollars in thousands) at March 31, 2007:

				Estimated Fair
		Gross	Gross	Value (Net
	Amortized	Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value)

Corporate bonds	$13,438	$—	$—	$13,438
US Government securities	10,968	19	(2)	10,985
Municipal bonds	47,278	12	(163)	47,127

Total short term investments	$71,684	$31	$(165)	$71,550
There were no available-for-sale securities at March 31, 2006.
The gross realized losses on sales of available-for-sale securities for the three months ended March 31, 2007 were $4,000. The net adjustment to unrealized holding gains (losses) on available-for-sale securities included in accumulated other comprehensive income totaled $80,000.
The net carrying value and estimated fair value of securities available-for-sale at March 31, 2007, by contractual maturity, is shown below (dollars in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$28,084	$28,011
Due after one year through three years	12,163	12,109
Due after three years	31,437	31,430

Total securities	$71,684	$71,550
All securities are classified as short-term investments since the Company intends that such investments are available for operating purposes.
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We began our patient financing program in May 2002. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. Based upon our experience with patient financing, we had established bad debt reserves as of March 31, 2007 of $3,269,000.

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
We also offer our patients extended acuity programs. As the Company has sufficient experience to indicate that the costs associated to provide the service will be incurred other than on a straight-line basis, the consideration received through the extended acuity programs is deferred and recognized over the period in which the future costs of performing the enhancement procedures are expected to be incurred in accordance with the Financial Accounting Standards Board (FASB) Technical Bulletin 90-1 (FTB 90-1), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.
Captive Insurance Company Reserves
We have a captive insurance company that provides professional liability insurance coverage for claims brought against us. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors. Our captive insurance company is managed by an independent insurance consulting and management firm and is capitalized and funded by us based on actuarial studies performed by an affiliate of the consulting and management firm. A number of claims are now pending with our captive insurance company. As of March 31, 2007, we had an insurance reserve of $6,889,000 which represents an estimate of cost to settle claims and an actuarially determined estimate of claims incurred but not yet reported. As of December 31, 2006, the insurance reserve was $6,163,000.
Income Taxes
In the first quarter of 2007, income tax expense of $6,372,000 was recognized on pre-tax income of $17,298,000. In the first quarter of 2006, income tax expense of $6,855,000 was recognized on pre-tax income of $16,282,000. The effective tax rate is the combined rate for federal and state pre-tax income after considering the deductibility of state income taxes for federal tax purposes. The effective tax rate for the first quarter of 2007 was 36.8%, a reduction from 42.1% in the first quarter of 2006. This decrease resulted primarily from the impact of investments in tax-exempt securities and the tax benefit related to share-based compensation expense of disqualified stock option dispositions.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We adopted FIN 48 as of January 1, 2007 and have completed our assessment of uncertain tax provisions based on current FASB guidance. The cumulative effect of adopting FIN 48, including adjustments to applicable interest and penalties, was an increase in the liability for uncertainty in income taxes in the amount of $988,000. This was offset in the balance sheet by an increase to non-current deferred tax assets of $745,000 and a reduction of retained earnings in the amount of $243,000.
Our total unrecognized tax benefits at January 1, 2007 were $1,677,000. Of this amount, $113,000 would affect the effective tax rate, if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect any change to have a significant impact on the results of operations or the financial position of the Company.

The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, such accrued interest and penalties were immaterial.
Our federal and state corporate income tax return filings are generally subject to a three-year statute of limitations from date of filing. Thus, our federal and state income tax returns are subject to examination for open tax years 2003 through 2006. We are not currently under examination by the IRS but there are various state and local taxing jurisdictions examining our income tax return filings.
The statute of limitations also remains open for prior tax years because we utilized net operating losses that were generated in tax years 1992 through 2002 during 2003 through 2006 and expect to utilize remaining net operating losses in 2007. The net operating loss carryforwards from these prior tax years are subject to adjustment for three years after the filing of the income tax return for the year in which the net operating losses are utilized.
There has been no material change in the liability for unrecognized tax benefits from January 1, 2007 to March 31, 2007.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.
Following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Basic Earnings:
Net income	$10,926	$9,427
Weighted average shares outstanding — basic	19,903	20,745
Basic earnings per share	$0.55	$0.45

Diluted Earnings:
Net income	$10,926	$9,427
Weighted average shares outstanding — basic	19,903	20,745
Effect of dilutive securities
Stock options	336	716
Restricted stock	35	4
Weighted average common shares and potential dilutive shares	20,274	21,465
Diluted earnings per share	$0.54	$0.44
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
Stock-Based Compensation
Effective January 1, 2006, on a modified prospective basis, we began using the fair value method under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share Based Payment, to recognize equity compensation expense in our results of operations. SFAS 123(R) requires the cost of all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of stock-based awards on a straight-line basis over the requisite service period. The stock-based compensation expense recognized for the three months ended March 31, 2007 and 2006 was approximately $1,240,000 and $1,249,000, respectively.
During the first quarter of 2007, 225,653 stock options were exercised. In addition, 28,795 restricted stock units were issued to employees based on normal vesting, and 10,754 of those shares were withheld to fund the taxes related to those units. Also during the quarter, 1,925 restricted stock awards were issued to directors under the 2006 Stock Incentive Plan.
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
Since December 18, 2003, the Company has used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The losses paid by the captive insurance company have not been material. As of March 31, 2007 and December 31, 2006, we recorded an insurance reserve amount of $6,889,000 and $6,163,000 respectively, which primarily represents an actuarially determined estimate of claims incurred but not reported.
In addition, we are periodically subject to various claims and lawsuits. We believe that none of the legal proceedings to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.
New Accounting Pronouncement
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect, if any, the adoption of SFAS 157 will have on the consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the SEC, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2006 for a discussion of important factors that could affect our results.

The following discussion and analysis of the Company’s financial condition and results of operations, including the effects of the restatement described in the Notes to the Condensed Consolidated Financial Statements, should be read together with our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report.
The following table sets forth a reconciliation of previously reported and restated net income as of the dates and for the periods shown (in thousands):

Quarter Ended
March 31, 2006
Previously reported	$13,092
Pre-tax adjustments:
Deferred revenues	(6,646)
Deferred professional fees	664

Total pre-tax adjustments	$(5,982)

Related tax effect — provision for / (benefit from)	2,317

Net after-tax adjustments	(3,665)

Restated	$9,427

Overview
We are a leading provider of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
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
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct- to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Pricing of our services and acuity plans

Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment
The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2007	2006
	Procedures	Procedures
Q1	59,101	53,372
Q2		47,308
Q3		42,539
Q4		42,049

Year		185,268
Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season.
Results of Operations for the Three Months Ended March 31, 2007 and 2006
In the first quarter of 2007, revenues increased by $11,913,000, or 18%, to $78,663,000 from $66,750,000 in the first quarter of 2006. For vision centers open at least 12 months, revenues increased by 5% in the first quarter of 2007 compared to the first quarter of 2006. Procedure volume of 59,101 increased 11% from 53,372 in the first quarter of 2006. The components of the revenue change include:

Revenue from higher procedure volume	$7,879,000
Impact from average selling price, before revenue deferral	$3,010,000
1st quarter 2007 deferred revenue	($12,117,000)
1st quarter 2007 benefit from amortization of prior deferred revenue	$6,495,000
1st quarter 2006 deferred revenue	$10,665,000
1st quarter 2006 benefit from amortization of prior deferred revenue	($4,019,000)
The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased about 6% to $1,331 in the first quarter of 2007 from $1,251 in the first quarter of 2006. Excluding the impact of deferred revenue from separately priced extended warranties, the average revenue per procedure increased about 4% to $1,426 in the first quarter of 2007 from $1,375 in the first quarter of 2006.
We believe that continued marketing and advertising, our ability to moderately improve pricing, the successful launch of 10 vision centers in 2006 and the use of alternate patient financing options, among other factors, helped to grow procedure volume in the first quarter of 2007 over the first quarter of 2006.
Medical professional and license fees
Medical professional and license fees increased by $1,061,000, or 8%, in the first quarter of 2007 from the first quarter of 2006. This increase was primarily due to costs and physician fees associated with higher revenues. As a result of deferring revenue associated with separately priced extended warranties, the associated medical professional fee is also deferred. Medical professional fees were decreased in the first quarter of 2007 by $1,212,000 and in the first quarter of 2006 by $1,066,000. This was partially offset by the amortization of the deferred medical professional fees attributable to prior years of $650,000 in the first quarter of 2007 and $402,000 in the first quarter of 2006.
Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers. These direct costs increased in the first quarter of 2007 by $3,550,000, or 17%, over the first quarter of 2006. This increase was primarily a result of increased salaries, fringe benefits, rent and utilities, bad debt, laser rent/maintenance and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes.
General and administrative
General and administrative expenses increased by $268,000, or 5%, in the first quarter of 2007 from the first quarter of 2006. This amount was primarily due to increases in travel and entertainment, and stock-based compensation expense.
Marketing and advertising expenses
Marketing and advertising expenses increased by $5,832,000, or 51%, in the first quarter of 2007 from the first quarter of 2006. During the first quarter of 2007, our marketing expenses were 22% of revenue, compared with 17% during the first quarter of 2006. The increase resulted primarily from additional spending in existing markets to continue to drive traffic, spending related to opening four new centers and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating margins will depend in large part on the success of our efforts in this regard.
Depreciation expense
Depreciation expense increased by $369,000 in the first quarter of 2007 from the first quarter of 2006 as a result of more vision centers in operation.
Non-operating income and expenses
Investment income in the first quarter of 2007 increased $191,000 due to income on patient financing and higher interest rates.
Income Taxes
The following table summarizes the components of income tax provision for the first quarter of 2007 and 2006:

	March 31,	March 31,
	2007	2006
		(Restated)
Federal income taxes	$5,374	$5,304
State income taxes, net of federal benefit	998	1,551

Income tax provision	$6,372	$6,855

Income tax expense decreased from 42.1% of pre-tax income during the first quarter of 2006 to 36.8% of pre-tax income during the first quarter of 2007. This decrease resulted primarily from the impact of investments in tax-exempt securities and the tax benefit related to share-based compensation expense of disqualified stock option dispositions.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $123,079,000 as of March 31, 2007, up from $98,052,000 at December 31, 2006. Net cash provided by operating activities in the first three months of 2007 was $28,462,000. Proceeds from the exercise of stock options totaled $2,895,000.
In the first quarter of 2007, the board of directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,613,000.

As of March 31, 2007, we had approximately $17,393,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $3,059,000 since December 31, 2006. Total accounts receivable increased $3,486,000 since December 31, 2006, primarily as a result of an increase in the number of patients financed by the Company. At the same time, the allowance for doubtful accounts increased by $427,000.
In the first quarter of 2007, accounts payable increased to $10,518,000 from $5,264,000 at December 31, 2006. This increase was the result of increased activity in the first quarter and the timing of month-end disbursements.
Income tax payable was $3,145,000 at March 31, 2007, versus a zero balance at December 31, 2006. At December 31, 2006, our income tax position was in prepaid position as a result of taxes paid. At the end of first quarter, the status reverses to an accrued liability position for taxes to be paid.
In November 2006, the Company’s board of directors approved a new share repurchase plan under which up to $50 million of LCA-Vision common shares may be repurchased. During the first quarter of 2007, no shares of common stock were purchased under this authorization. As of March 31, 2007, $34,488,000 remains available under this repurchase plan.
Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of March 31, 2007. These funds are not available for general corporate purposes.
Our costs associated with the opening of a new vision center primarily consist of capital expenditures, including the purchase or lease of lasers, diagnostic equipment and office equipment, rent and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,000,000 and $1,500,000. Actual costs will vary from vision center to vision center based upon the market, the number of lasers purchased or leased for the vision center, the site of the vision center and the level of leasehold improvements required, among other variables. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.
Year-to-date, we have opened four new vision centers: Long Island, NY; Omaha, NE; Green Bay, WI; and Harrisburg, PA. Capital expenditures through March 31, 2007 were $1,973,000. We currently have additional facilities under development.
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
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect, if any, the adoption of SFAS 157 will have on the consolidated financial statements.
Critical Accounting Estimates
There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

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
Item 4. Controls and Procedures.
The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32, should be read in conjunction with this Item 4.
(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of March 31, 2007. Based on this evaluation, and giving effect to the remediation actions discussed in Item 4(b) below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

We have fully remediated the material weakness in our internal control over financial reporting with respect to the deferral of revenues associated with separately priced extended warranties pursuant to FTB 90-1 as more fully described in our Amended Annual Report on Form 10-K/A. Our remediation actions included:
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
Otherwise, there were no significant changes in internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
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

LCA-VISION INC.

Date: May 10, 2007	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: May 10, 2007	/s/ Alan H. Buckey
Alan Buckey
Chief Financial Officer