Form 10-Q
period 2007-06-30
LCA VISION INC
filed 2007-07-31
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007.

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,075,602 shares as of July 27, 2007.

LCA-Vision Inc.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2007	December 31, 2006
		(Restated)
Assets
Current assets
Cash and cash equivalents	$34,907	$27,251
Short-term investments	82,359	70,801
Accounts receivable, net of allowance for doubtful accounts of $2,911 and $2,310 at June 30, 2007 and December 31, 2006, respectively	17,948	15,470
Prepaid professional fees	2,508	2,223
Deferred tax assets	10,534	11,155
Prepaid expenses and other	7,789	8,081

Total current assets	156,045	134,981

Property and equipment	86,970	77,323
Accumulated depreciation and amortization	(51,386)	(46,399)

Property and equipment, net	35,584	30,924

Accounts receivable, net of allowance for doubtful accounts of $1,208 and $532	4,230	2,174
Deferred tax assets	12,629	12,141
Other assets	11,014	9,250

Total assets	$219,502	$189,470

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$6,349	$5,264
Accrued liabilities and other	12,061	9,111
Deferred revenue	25,088	22,234
Capital lease obligations maturing in one year	3,549	3,360

Total current liabilities	47,047	39,969

Capital lease obligations	2,037	2,431
Insurance reserve	7,459	6,163
Deferred revenue	31,283	27,608
Other	5,132	4,183

Stockholders’ Investment
Common stock ($0.001 par value; 25,079,217 and 24,814,542 shares issued and 20,075,269 and 19,821,348 shares outstanding as of June 30, 2007 and December 31, 2006, respectively)	25	25
Contributed capital	169,274	162,245
Common stock in treasury, at cost (5,003,948 and 4,993,194 shares outstanding at June 30, 2007 and December 31, 2006)	(69,939)	(69,487)
Retained earnings	27,190	16,320
Accumulated other comprehensive (loss) income	(6)	13

Total stockholders’ investment	126,544	109,116

Total liabilities and stockholders’ investment	$219,502	$189,470

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues — Laser refractive surgery	$69,685	$60,297	$148,348	$127,047

Operating costs and expenses
Medical professional and license fees	11,419	10,798	25,393	23,711
Direct costs of services	24,629	18,259	49,095	39,174
General and administrative expenses	5,390	5,312	10,588	10,241
Marketing and advertising	15,714	11,421	32,892	22,768
Depreciation	2,494	2,107	4,798	4,042

Operating income	10,039	12,400	25,582	27,111

Equity in earnings from unconsolidated businesses	199	185	354	323
Investment income	1,938	1,478	3,632	2,981
Interest expense	(122)	(64)	(205)	(125)
Other expense, net	(21)	(7)	(31)	(15)

Income before taxes on income	12,033	13,992	29,332	30,275

Income tax expense	4,619	5,959	10,992	12,814

Net income	$7,414	$8,033	$18,340	$17,461

Income per common share
Basic	$0.37	$0.39	$0.92	$0.84
Diluted	$0.36	$0.37	$0.90	$0.81

Dividends declared per share	$0.18	$0.12	$0.36	$0.24

Weighted average shares outstanding
Basic	20,069	20,836	19,987	20,791
Diluted	20,354	21,474	20,334	21,469
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
		(Restated)
Cash flow from operating activities:
Net income	$18,340	$17,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,798	4,042
Provision for loss on doubtful accounts	3,156	1,212
Deferred income taxes	115	(4,134)
Stock-based compensation	2,780	2,852
Deferred compensation	936	661
Insurance reserve	1,296	1,562
Equity in earnings of unconsolidated affiliates	(354)	(323)
Changes in operating assets and liabilities	2,609	6,278

Net cash provided by operations	$33,676	$29,611

Cash flow from investing activities:
Purchase of property and equipment	(7,427)	(3,856)
Purchases of investment securities	(160,515)	—
Proceeds from sale of investment securities	148,741	—
Deferred compensation plan	(984)	(661)
Other, net	(74)	3

Net cash used in investing activities	$(20,259)	$(4,514)

Cash flow from financing activities:
Principal payments of capital lease obligations	(2,249)	(1,226)
Shares repurchased for treasury stock	(452)	(6,248)
Tax benefits related to stock-based compensation	1,055	3,247
Exercise of stock options	3,112	4,203
Dividends paid to minority equity investees	—	(19)
Dividends paid to stockholders	(7,227)	(5,034)

Net cash used in financing activities	(5,761)	(5,077)

Increase in cash and cash equivalents	7,656	20,020

Cash and cash equivalents at beginning of period	27,251	110,531

Cash and cash equivalents at end of period	$34,907	$130,551

The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 845,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.
As of June 30, 2007 we had 68 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of June 30, 2007 and December 31, 2006; condensed consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2007 and 2006. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our amended annual report on Form 10-K/A for the fiscal year ended December 31, 2006.
Restatement of Financial Information
In March 2007, LCA-Vision received a comment letter from the Securities and Exchange Commission (“SEC”) related to a staff review of our annual report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on February 27, 2007. The single issue raised in this letter addressed the Company’s revenue recognition policy regarding services provided subsequent to the initial surgical procedure. The Company’s prior accounting policy had been to defer revenues for separately priced extended warranties only for those patients expected to receive treatment under the warranty. Historical data indicates that only 7% of patients elected to receive treatment under the warranty. The accounting for separately priced extended warranties is subject to Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Following receipt of the SEC staff comment letter and upon further examination of the manner in which we historically had accounted for the revenues associated with the lifetime acuity program, we determined that our accounting for deferred revenues was not appropriate under FTB 90-1 and resulted in a misstatement of revenues. Under FTB 90-1, 100% of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless we have sufficient experience to indicate that the costs to provide the service will be incurred other than on a straight-line basis. As a result, we restated our financial statements and filed an amended Form 10-K on May 9, 2007.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006		2006
	Previously		Previously
	Reported	Restated	Reported	Restated
Revenues — Laser refractive surgery	$65,453	$60,297	$138,849	$127,047

Operating costs and expenses
Medical professional and license fees	11,312	10,798	24,890	23,711
Direct costs of services	18,259	18,259	39,174	39,174
General and administrative expenses	5,312	5,312	10,241	10,241
Marketing and advertising	11,421	11,421	22,768	22,768
Depreciation	2,107	2,107	4,042	4,042

Operating income	17,042	12,400	37,734	27,111

Equity in earnings from unconsolidated businesses	185	185	323	323
Investment Income	1,478	1,478	2,981	2,981
Interest expense	(64)	(64)	(125)	(125)
Other expense, net	(7)	(7)	(15)	(15)

Income before taxes on income	18,634	13,992	40,898	30,275

Income tax expense	7,757	5,959	16,929	12,814

Net income	$10,877	$8,033	$23,969	$17,461

Income per common share
Basic	$0.52	$0.39	$1.15	$0.84
Diluted	$0.51	$0.37	$1.12	$0.81

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

Weighted average shares outstanding
Basic	20,836	20,836	20,791	20,791
Diluted	21,474	21,474	21,469	21,469

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
The following table reflects the impact of the restatement on our Consolidated Balance Sheet. The amounts previously reported are derived from our Annual Report on Form 10-K for the year ended December 31, 2006 as originally filed (in thousands):

	December 31, 2006
	Previously Reported	Restated
Assets
Current assets
Cash and cash equivalents	$27,251	$27,251
Short-term investments	70,801	70,801
Accounts receivable, net of allowance for doubtful accounts of $2,310	15,470	15,470
Prepaid professional fees	—	2,223
Deferred tax assets	3,022	11,155
Prepaid expenses and other	8,081	8,081

Total current assets	124,625	134,981

Property and equipment	77,323	77,323
Accumulated depreciation and amortization	(46,399)	(46,399)

Property and equipment, net	30,924	30,924

Accounts receivable, net of allowance for doubtful accounts of $532	2,174	2,174
Deferred tax assets	2,775	12,141
Other assets	6,489	9,250

Total assets	$166,987	$189,470

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$5,264	$5,264
Accrued liabilities and other	9,111	9,111
Deferred revenue	—	22,234
Capital lease obligations maturing in one year	3,360	3,360

Total current liabilities	17,735	39,969

Capital lease obligations	2,431	2,431
Insurance reserve	6,163	6,163
Deferred revenue	—	27,608
Other	4,183	4,183

Stockholders’ investment
Common stock ($0.001 par value; 24,814,542 shares and 19,821,348 shares issued and outstanding, respectively)	25	25
Contributed capital	162,245	162,245
Common stock in treasury, at cost (4,993,194 shares)	(69,487)	(69,487)
Retained earnings	43,679	16,320
Accumulated other comprehensive income	13	13

Total stockholders’ investment	136,475	109,116

Total liabilities and stockholders’ investment	$166,987	$189,470

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
The following table reflects the impact of the restatement on the Company’s Consolidated Statement of Cash Flows. The amounts previously reported are derived from the Form 10-Q for the quarter ended June 30, 2006 (in thousands):

	Six Months Ended June 30,
	2006
	Previously
	Reported	Restated
Cash flow from operating activities:
Net income	$23,969	$17,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,042	4,042
Provision for loss on doubtful accounts	1,212	1,212
Deferred income taxes	(19)	(4,134)
Tax benefit on disqualified disposition of stock options	56	56
Stock-based compensation	2,852	2,852
Deferred compensation	661	661
Insurance reserve	1,562	1,562
Equity in earnings of unconsolidated affiliates	(323)	(323)
Changes in operating assets and liabilities:
Accounts receivable	(2,244)	(2,244)
Receivables from vendors	(588)	(588)
Prepaid expenses and other	(1,581)	(1,590)
Prepaid income taxes	(1,610)	(1,610)
Accounts payable	(880)	(880)
Deferred revenue, net of professional fees	—	10,632
Accrued liabilities and other	2,502	2,502

Net cash provided by operations	$29,611	$29,611

Cash flow from investing activities:
Purchases of property and equipment	(3,856)	(3,856)
Deferred compensation plan	(661)	(661)
Other, net	3	3

Net cash used in investing activities	$(4,514)	$(4,514)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(1,226)	(1,226)
Shares repurchased for treasury stock	(6,248)	(6,248)
Tax benefits related to stock-based compensation	3,247	3,247
Exercise of stock options	4,203	4,203
Distribution paid to minority equity investees	(19)	(19)
Dividends paid to stockholders	(5,034)	(5,034)

Net cash used in financing activities	(5,077)	(5,077)

Increase in cash and cash equivalents	20,020	20,020

Cash and cash equivalents at beginning of period	110,531	110,531

Cash and cash equivalents at end of period	$130,551	$130,551

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
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
There were no available-for-sale securities at June 30, 2006. The following table is a summary of available-for-sale securities (dollars in thousands) at June 30, 2007:

				Estimated
		Gross	Gross	Fair Value
	Amortized	Unrealized	Unrealized	(Net Carrying
	Cost	Gains	Losses	Value)

Corporate bonds	$18,399	—	—	$18,399
US Government securities	12,464	—	(17)	12,447
Municipal bonds	51,541	12	(40)	51,513

Total short term investments	$82,404	$12	$(57)	$82,359
The gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2007 were $18,000 and $22,000 respectively.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
The net carrying value and estimated fair value of securities available-for-sale at June 30, 2007, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value

Due in one year or less	$37,345	$37,325
Due after one year through three years	13,139	13,104
Due after three years	31,920	31,930

Total securities	$82,404	$82,359
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
Accrued Enhancement Expense
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
Deferred Revenues
We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced, and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under FTB 90-1, 100% of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support that future enhancements will be incurred on other than a straight-line basis. Accordingly, we recognize deferred revenues over the period in which the future costs of performing the enhancement procedures were expected to be incurred.
For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, the Company deferred 100% of all revenues associated with the sale of the lifetime acuity plan and recognizes these revenues over the period in which the future costs of performing the enhancement procedures are expected to be incurred, beginning one year after the initial surgery date. For the programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and these

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
deferred revenues are recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedures. Recognition of deferred revenues for the lifetime acuity plans currently extend over a period of seven years.
Effective June 15, 2007, the Company eliminated the use of separately priced extended warranties. As such, no warranty-related revenue deferrals have occurred or will occur for procedures performed after that date. Under the revised pricing structure, the Company is accounting for its lifetime acuity plan as a warranty obligation under the provisions of FASB Statement No. 5, “Accounting for Contingencies.” Accordingly, the costs expected to be incurred to satisfy the obligations are accrued as a component of accrued enhancement expense at the time of sale given the Company’s ability to reasonably estimate such costs based on historical trends.
As of June 30, 2007 and 2006, the deferred revenue balance totaled $56,400,000 and $43,600,000, respectively.
In addition to the deferral of revenues under FTB 90-1 for those procedures performed prior to the elimination of separately priced extended warranties on June 15, 2007, we also defer a portion of our costs of service related to professional fees paid to the attending surgeon which are earned when a procedure is performed. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral under FTB 90-1 as a direct and incremental cost of the warranty contract. We use the same historical experience to amortize deferred professional fees that we use to amortize deferred revenue.
Captive Insurance Company Reserves
We have a captive insurance company that provides professional liability insurance coverage for claims brought against us. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2007, we had an insurance reserve of $7,459,000 which represents an estimate of cost to settle claims and an actuarially determined estimate of claims incurred but not yet reported. As of December 31, 2006, the insurance reserve was $6,163,000.
Income Taxes
The following table summarizes the components of the income tax provision for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Federal income taxes	$3,851	$4,791	$9,226	$10,095
State income taxes, net of federal benefit	768	1,168	1,766	2,719

Income tax provision	$4,619	$5,959	$10,992	$12,814

Effective income tax rate	38.4%	42.6%	37.5%	42.3%

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Our effective income tax rate has declined for both the three- and six-month period ended June 30, 2007 as compared with the corresponding periods ended June 30, 2006. These decreases resulted primarily from the benefit of investments in tax-exempt securities and the tax benefit related to disqualified stock option dispositions in 2007, as well as the absence in 2007 of tax expense related to incentive stock options granted in 2006.
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
We adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48, including adjustments to applicable interest and penalties, was an increase in the liability for uncertainty in income taxes in the amount of $988,000. This was offset in the balance sheet by an increase to non-current deferred tax assets of $745,000 and a reduction of retained earnings in the amount of $243,000.
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
Our federal and state corporate income tax return filings are generally subject to a three-year statute of limitations from date of filing. Thus, our federal and state income tax returns are subject to examination for open tax years 2003 through 2006. We are not currently under examination by the IRS but there are various state and local taxing jurisdictions examining our income tax filings.
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
There has been no material change in the liability for unrecognized tax benefits from January 1, 2007 to June 30, 2007.
Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Basic Earnings per Share:
Net income	$7,414	$8,033	$18,340	$17,461
Weighted average shares outstanding — basic	20,069	20,836	19,987	20,791
Basic earnings per share	$0.37	$0.39	$0.92	$0.84

Diluted Earnings per Share:
Net income	$7,414	$8,033	$18,340	$17,461
Weighted average shares outstanding — basic	20,069	20,836	19,987	20,791
Effect of dilutive securities
Stock options	259	616	309	665
Restricted stock	26	22	38	13
Weighted average common shares and potential dilutive shares	20,354	21,474	20,334	21,469
Diluted earnings per share	$0.36	$0.37	$0.90	$0.81
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
Stock-Based Compensation
Effective January 1, 2006, on a modified prospective basis, we began using the fair value method under Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), to recognize equity compensation expense in our results of operations. SFAS 123(R) requires the cost of all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.
Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of stock-based awards on a straight-line basis over the requisite service period. The stock-based compensation expense recognized for the three and six months ended June 30, 2007 was approximately $1,540,000 and $2,780,000, respectively. The stock-based compensation expense for the three and six months ended June 30, 2006 was approximately $1,603,000 and $2,852,000, respectively.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
During the second quarter of 2007 options to purchase 3,232 shares were exercised. 3,985 restricted stock units were issued to employees and 1,403 restricted stock awards were issued to directors under the 2006 Stock Incentive Plan.
Commitments and Contingencies
Our business results in a number of medical malpractice claims. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to-date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective as of December 18, 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.
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
New Accounting Pronouncement
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect, if any, the adoption of SFAS 157 will have on the consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; our ability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the SEC, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006 for a discussion of important factors that could affect our results.
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

The following table sets forth a reconciliation of previously reported and restated net income as of the dates and for the periods shown (in thousands):

	Three Months
	Ended June 30,	Six Months Ended
	2006	June 30, 2006
Previously reported	$10,877	$23,969
Pretax adjustments:
Deferred revenues	(5,156)	(11,802)
Deferred professional fees	514	1,179

Total pre-tax adjustments	(4,642)	(10,623)
Related tax effect	1,798	4,115

Net after-tax adjustments	(2,844)	(6,508)

Restated	$8,033	$17,461

Overview
We are a leading provider of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
We derive all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for those services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Pricing of our services and acuity plans
Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2007	2006
	Procedures	Procedures
Q1	59,101	53,372
Q2	48,668	47,308
Q3		42,539
Q4		42,049

Year		185,268
Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season.
Effective June 15, 2007, the Company eliminated the use of separately priced extended acuity warranties. No warranty-related revenue deferrals have occurred for procedures performed after that date and there will be no additions to the deferral account in the future. As of June 30, 2007 the deferred revenue balance totaled $56.4 million. The following table provides an estimate of the run-off of the balance in future periods based upon historical enhancement rates. These rates will be reviewed quarterly and the amortization will be modified as needed. (dollars in thousands)

	Lifetime if Base	Lifetime if Base	One-Year if Base
	Price Included the	Price Did Not	Price Did Not
	One-Year Acuity	Include an Acuity	Include an Acuity
	Plan	Plan	Plan	Total
Balance at June 30, 2007	$41,778	$13,794	$799	$56,371

Estimated amortization:
2007 Q3	$3,477	$3,826	$402	$7,705
2007 Q4	3,683	2,890	263	6,836
2008 Q1	3,881	1,607	111	5,599
2008 Q2	4,026	898	22	4,946
2008 Q3	3,766	638	—	4,404
2008 Q4	3,225	544	—	3,769
2009 Q1	2,618	441	—	3,059
2009 Q2	1,972	322	—	2,294
2009 Q3	1,659	267	—	1,926
2009 Q4	1,572	255	—	1,827
2010	5,266	885	—	6,151
2011	3,713	663	—	4,376
2012	2,119	397	—	2,516
2013	727	144	—	871
2014	77	15	—	92
In addition to the deferral of revenues under FTB 90-1, we also have deferred a portion of our costs of service related to professional fees paid to the attending surgeon when a procedure is performed. These costs total 10% of the revenue. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral under FTB 90-1 as a direct and incremental cost of the warranty contract. We use the same historical experience to amortize deferred revenue and deferred professional fees.

Results of Operations for the Three Months Ended June 30, 2007 and 2006
In the second quarter of 2007, revenues increased by $9,388,000 or 16%, to $69,685,000 from $60,297,000 in the second quarter of 2006. Procedure volume of 48,668 increased 3% from 47,308 in the second quarter of 2006. For vision centers open at least 12 months, procedures decreased by approximately 8% in the second quarter of 2007 to 43,426 compared to 47,308 in the second quarter of 2006. The components of the revenue change include:

Revenue from higher procedure volume	$1,881,000
Impact from average selling price, before revenue deferral	3,258,000
Change in deferred revenue	4,249,000

Increase in revenues	$9,388,000
The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased 12% to $1,432 in the second quarter of 2007 from $1,275 in the second quarter of 2006.
Change in deferred revenue
The following table summarizes the effect on revenues of the change in deferred revenues for the second quarter of 2007 and 2006 (in thousands):

			Increase in
	2007	2006	Revenues
Revenues deferred	$(7,937)	$(9,887)	$1,950
Amortization of prior deferred revenues	7,030	4,731	2,299

Net increase in revenues			$4,249
Medical professional and license fees
Medical professional and license fees increased by $621,000, or 6%, in the second quarter of 2007 from the second quarter of 2006. This increase was primarily due to costs and physician fees associated with higher revenues partially offset by lower enhancement expense this quarter. As a result of deferring revenue associated with separately priced extended warranties, a portion of the medical professional fees also have been deferred. The deferred amounts were $794,000 and $987,000 in the second quarters of 2007 and 2006, respectively. These deferrals were partially offset by the amortization of the deferred medical professional fees attributable to prior years of $703,000 in the second quarter of 2007 and $473,000 in the second quarter of 2006.
Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense. Direct costs of services increased in the second quarter of 2007 by $6,370,000, or 35%, over the second quarter of 2006. Approximately $3,672,000 of the increase was the result of 16 more vision centers being in operation at June 30, 2007 than at June 30, 2006. Bad debt expense increased by $1,177,000 in the second quarter of 2007, as compared to the second quarter of 2006 for three reasons: 1) a higher percent of total revenues were financed by the company in 2007; 2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing and the longer term receivables are reserved at a higher rate than shorter term receivables; and 3) the reserve rate on 18-month and 36-month receivables was increased as a result of recent collection rates with these programs. The balance of the increase relates primarily to increases in salary expense for inflation and the addition of operational management positions and travel costs for our annual management conference held in May 2007.
General and administrative
General and administrative expenses increased by $78,000 or 2%, in the second quarter of 2007 from the second quarter of 2006. This amount was primarily due to increases in salaries, benefits and contracted services.

Marketing and advertising expenses
Marketing and advertising expenses increased by $4,293,000, or 38%, in the second quarter of 2007 from the second quarter of 2006. During the second quarter of 2007, these expenses were 23% of revenue, compared with 19% during the second quarter of 2006. The increase resulted primarily from additional spending in existing markets to continue to drive traffic, spending related to opening 16 new centers since June 2006 and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating margins will depend in large part on the success of our efforts in this regard.
Depreciation expense
Depreciation expense increased by $387,000 in the second quarter of 2007 from the second quarter of 2006 as a result of an increase in the number of vision centers in operation.
Non-operating income and expenses
Investment income in the second quarter of 2007 increased $460,000 due to income on increased patient financing and higher interest rates.
Income taxes
The following table summarizes the components of income tax provision for the second quarter of 2007 and 2006:

	June 30,	June 30,
	2007	2006
		(Restated)
Federal income taxes	$3,851	$4,791
State income taxes, net of federal benefit	768	1,168

Income tax provision	$4,619	$5,959

Income tax expense decreased from 42.6% of pre-tax income during the second quarter of 2006 to 38.4% of pre-tax income during the second quarter of 2007. This decrease resulted primarily from the tax benefit of investments in tax-exempt securities in 2007 and the absence in 2007 of tax expense related to incentive stock options granted in 2006.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
In the first six months of 2007, revenues increased by $21,301,000 or 17%, to $148,348,000 from $127,047,000 in the first six months of 2006. Procedure volume of 107,769 increased 7% from 100,680 in the first half of 2006. The components of the revenue change include:

Revenues from higher procedure volume	$9,777,000
Impact from average selling price, before revenue deferral	6,251,000
Change in deferred revenues	5,273,000

Increase in revenues	$21,301,000
The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased 9% to $1,377 in the first six months of 2007 from $1,262 in the first six months of 2006.

Change in deferred revenues
The following table summarizes the effect on revenues of the change in deferred revenues for the first six months of 2007 and 2006 (dollars in thousands):

			Increase in
	2007	2006	Revenues
Revenues deferred	$(20,054)	$(20,552)	$498
Amortization of prior deferred revenues	13,525	8,750	4,775

Net increase in revenues			$5,273
Medical professional and license fees
Medical professional and license fees increased by $1,682,000, or 7%, in the first six months of 2007 from the first six months of 2006. This increase was primarily due to costs and physician fees associated with higher revenues partially offset by lower enhancement expense. As a result of deferring revenue associated with separately priced extended warranties, a portion of the medical professional fees also have been deferred. These deferrals were partially offset by the amortization of the deferred medical professional fees attributable to prior years of $1,353,000 in the first half of 2007 and $875,000 in the first half of 2006.
Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers and bad debt expenses. Direct costs of services increased in the first six months of 2007 by $9,921,000, or 25%, over the first six months of 2006. Approximately $7,347,000 of the increase was the result of 16 more vision centers being in operation at June 30, 2007 than at June 30, 2006.
Bad debt expense increased by $1,944,000 in the first six months of 2007, as compared to the first six months of 2006 for three reasons: 1) a higher percent of total revenues were financed by the company in 2007; 2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing and the longer term receivables are reserved at a higher rate than shorter term receivables; and 3) the reserve rate on 18-month and 36-month receivables was increased as a result of recent collection rates with these programs.
The balance of the increase relates primarily to increases in salary expense for inflation and the addition of operational management positions and travel costs for our annual management conference held in May 2007.
General and administrative
General and administrative expenses increased by $347,000 or 3%, in the first six months of 2007 from the first six months of 2006. This amount was primarily due to increases in contracted services, travel and telecommunications.
Marketing and advertising expenses
Marketing and advertising expenses increased by $10,124,000 or 45%, in the first six months of 2007 from the first six months of 2006. During the first half of 2007, these expenses were 22% of revenue, compared with 18% during the first half of 2006. The increase resulted primarily from additional spending in existing markets to continue to drive traffic, spending related to opening new centers and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating margins will depend in large part on the success of our efforts in this regard.
Depreciation expense
Depreciation expense increased by $756,000 in the first six months of 2007 from the first six months of 2006 as a result of an increase in the number of vision centers in operation.
Non-operating income and expenses
Investment income in the first six months of 2007 increased $651,000 due to income on increased patient financing and higher interest rates.

Income taxes
The following table summarizes the components of income tax provision for the second quarter of 2007 and 2006:

	June 30,	June 30,
	2007	2006
		(Restated)
Federal income taxes	$9,226	$10,095
State income taxes, net of federal benefit	1,766	2,719

Income tax provision	$10,992	$12,814

Income tax expense decreased from 42.3% of pre-tax income during the first six months of 2006 to 37.5% of pre-tax income during the first six months of 2007. This decrease resulted primarily from the benefit of investments in tax-exempt securities and the tax benefit related to share-based compensation expense of disqualified stock option dispositions in 2007 and tax expense related to share-based compensation expense of incentive stock options in 2006.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $117,266,000 as of June 30, 2007, up from $98,052,000 at December 31, 2006. Net cash provided by operating activities in the first six months of 2007 was $33,676,000. Proceeds from the exercise of stock options totaled $3,112,000.
As of June 30, 2007, we had approximately $22,178,000 in accounts receivable, net of allowance for doubtful accounts, which was an increase of approximately $4,534,000 since December 31, 2006. Total accounts receivable increased $5,811,000 since December 31, 2006, primarily as a result of an increase in the number of patients financed by the Company. At the same time, the allowance for doubtful accounts increased by $1,277,000 from $2,842,000 to $4,119,000.
As of June 30, 2007, accounts payable increased to $6,349,000 from $5,264,000 at December 31, 2006. This increase was the result of increased activity and the timing of month-end disbursements.
Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of June 30, 2007. These funds are not available for general corporate purposes.
In November 2006, the Company’s board of directors approved a new share repurchase plan under which up to $50 million of LCA-Vision common shares may be repurchased. During the second quarter of 2007, no shares of common stock were purchased under this authorization. As of June 30, 2007, $34,488,000 remains available under this repurchase plan. In the second quarter of 2007, the board of directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,614,000.
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
Year-to-date, we have opened nine new vision centers: Long Island, NY; Omaha, NE; Green Bay, WI; Harrisburg, PA; Little Rock, AR; Colorado Springs, CO; San Diego, CA; Oklahoma City, OK and Scarsdale, NY. Capital expenditures through June 30, 2007 were $7,427,000. We currently have additional facilities under development.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated revenue growth, we believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital needs and our capital expenditures.
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
Critical Accounting Estimates
There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.
Short-term investments are recorded at market value. Due to the short-term nature of the investments in corporate bonds and the significant portion of the investments in government bonds, there is little risk to the valuation.
We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
Item 4. Controls and Procedures.
The certifications of our Chief Executive Officer and Chief Financial Officer, filed or furnished as Exhibits 31.1, 31.2 and 32, should be read in conjunction with this Item 4.
(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of June 30, 2007. Based on this evaluation, and giving effect to the remediation actions that concluded during the quarter covered by this report, discussed in Item 4(b) below, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)	Changes In Internal Control Over Financial Reporting

During the quarter ended June 30, 2007, we had fully remediated the material weakness in our internal control over financial reporting with respect to the deferral of revenues associated with separately priced extended warranties pursuant to FTB 90-1 as more fully described in our Annual Report on Form 10-K/A. Our remediation actions included:
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

LCA-VISION INC.
Date: July 31, 2007	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: July 31, 2007	/s/ Alan H. Buckey
Alan Buckey
Chief Financial Officer