Form 10-Q
period 2007-09-30
LCA VISION INC
filed 2007-10-30
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007.

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,062,484 shares as of October 25, 2007.

LCA-Vision Inc.
INDEX

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$7,042	$24,431
Short-term investments	68,828	70,801
Patient accounts receivable, net of allowance for doubtful accounts of $2,487 and $2,310 at September 30, 2007 and December 31, 2006	13,826	11,269
Other accounts receivable	9,955	7,021
Prepaid professional fees	2,178	2,223
Prepaid income taxes	7,721	1,667
Deferred tax assets	—	11,155
Prepaid expenses and other	5,014	6,414

Total current assets	114,564	134,981

Property and equipment	95,064	77,323
Accumulated depreciation and amortization	(54,467)	(46,399)

Property and equipment, net	40,597	30,924

Patient accounts receivable, net of allowance for doubtful accounts of $1,385 and $532	4,851	2,174
Deferred tax assets	13,763	12,141
Other assets	11,181	9,250

Total assets	$184,956	$189,470

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$3,951	$5,264
Accrued liabilities and other	12,178	9,111
Deferred taxes	510	—
Deferred revenue	21,786	22,234
Capital lease obligations maturing in one year	3,724	3,360

Total current liabilities	42,149	39,969

Capital lease obligations	2,623	2,431
Insurance reserve	7,847	6,163
Deferred revenue	26,879	27,608
Other	5,483	4,183

Stockholders’ Investment
Common stock ($0.001 par value; 25,105,662 and 24,814,542 shares issued and 19,062,484 and 19,821,348 shares outstanding as of September 30, 2007 and December 31, 2006, respectively)	25	25
Contributed capital	170,460	162,245
Common stock in treasury, at cost (6,043,178 and 4,993,194 shares outstanding at September 30, 2007 and December 31, 2006)	(104,430)	(69,487)
Retained earnings	33,777	16,320
Accumulated other comprehensive income	143	13

Total stockholders’ investment	99,975	109,116

Total liabilities and stockholders’ investment	$184,956	$189,470

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income (Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues — Laser refractive surgery	$74,584	$55,841	$222,933	$182,888

Operating costs and expenses
Medical professional and license fees	12,344	9,680	37,738	33,392
Direct costs of services	23,304	18,840	72,399	58,014
General and administrative expenses	4,637	5,457	15,225	15,698
Marketing and advertising	17,208	12,896	50,100	35,663
Depreciation	2,961	2,150	7,758	6,193

Operating income	14,130	6,818	39,713	33,928

Equity in earnings from unconsolidated businesses	244	181	598	504
Investment income	1,639	1,603	5,271	4,585
Other expense, net	(165)	(84)	(402)	(225)

Income before taxes on income	15,848	8,518	45,180	38,792

Income tax expense	5,830	3,181	16,822	15,995

Net income	$10,018	$5,337	$28,358	$22,797

Income per common share
Basic	$0.51	$0.26	$1.43	$1.10
Diluted	$0.51	$0.25	$1.41	$1.06

Dividends declared per share	$0.18	$0.12	$0.54	$0.36

Weighted average shares outstanding
Basic	19,521	20,827	19,834	20,805
Diluted	19,754	21,279	20,147	21,405
The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
		(Restated)
Cash flow from operating activities:
Net income	$28,358	$22,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,758	6,193
Provision for loss on doubtful accounts	4,383	1,499
Deferred income taxes	9,927	(5,108)
Stock-based compensation	3,623	4,383
Deferred compensation	1,287	1,032
Insurance reserve	1,684	2,180
Equity in earnings of unconsolidated affiliates	(598)	(504)
Changes in operating assets and liabilities
Patient accounts receivable	(9,617)	(3,374)
Other accounts receivable	(2,934)	(2,218)
Prepaid expenses and other	1,400	(885)
Prepaid income taxes	(6,054)	703
Accounts payable	(1,313)	467
Deferred revenue, net of professional fees	(1,059)	13,738
Accrued liablities and other	3,245	1,828

Net cash provided by operations	$40,090	$42,731

Cash flow from investing activities:
Purchases of property and equipment	(13,012)	(6,449)
Purchases of investment securities	(258,415)	(215,235)
Proceeds from sale of investment securities	260,328	138,868
Deferred compensation plan	(1,338)	(920)
Other, net	(77)	6

Net cash used in investing activities	$(12,514)	$(83,730)

Cash flow from financing activities:
Principal payments of capital lease obligations	(3,873)	(2,187)
Shares repurchased for treasury stock	(34,943)	(16,823)
Tax benefits related to stock-based compensation	1,107	3,994
Exercise of stock options	3,402	5,073
Dividends paid to minority equity investees	—	(19)
Dividends paid to stockholders	(10,658)	(7,484)

Net cash used in financing activities	(44,965)	(17,446)

Decrease in cash and cash equivalents	(17,389)	(58,445)

Cash and cash equivalents at beginning of period	24,431	108,061

Cash and cash equivalents at end of period	$7,042	$49,616

Supplemental disclosures of cash flow:
Taxes paid	$12,275	$16,050
The notes to the Consolidated Condensed Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
About Our Company
We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. We recently announced a plan to rollout IntraLase femtosecond lasers nationally. Our vision centers are supported mainly by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 892,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.
As of September 30, 2007, we had 70 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.
Summary of Significant Accounting Policies
This filing includes condensed consolidated Balance Sheets as of September 30, 2007 and December 31, 2006; condensed consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2007 and 2006. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. We suggest that these financial statements be read together with the financial statements and notes in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006.
Restatement of Financial Information
In March 2007, LCA-Vision received a comment letter from the Securities and Exchange Commission (“SEC”) related to a staff review of our annual report on Form 10-K for the year ended December 31, 2006 that was filed with the SEC on February 27, 2007. The single issue raised in this letter addressed our revenue recognition policy regarding services provided subsequent to the initial surgical procedure. Our prior accounting policy had been to defer revenues for separately priced extended warranties only for those patients expected to receive treatment under the warranty. Historical data indicates that only 7% of patients elected to receive treatment under the warranty. The accounting for separately priced extended warranties is subject to Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 (“FTB 90-1”), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts. Following receipt of the SEC staff comment letter and upon further examination of the manner in which we historically had accounted for the revenues associated with the lifetime acuity program, we determined that our accounting for deferred revenues was not appropriate under FTB 90-1 and resulted in a misstatement of revenues. Under FTB 90-1, 100% of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless we have sufficient experience to indicate that the costs to provide the service will be incurred other than on a straight-line basis. As a result, we restated our financial statements and filed a Form 10-K/A on May 9, 2007.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table reflects the impact of the restatement on our Consolidated Statement of Income. The amounts previously reported are derived from the Form 10-Q for the quarter ended September 30, 2006 (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006		2006
	Previously		Previously
	Reported	Restated	Reported	Restated

Revenues — Laser refractive surgery	$59,302	$55,841	$198,152	$182,888

Operating costs and expenses
Medical professional and license fees	10,026	9,680	34,916	33,392
Direct costs of services	18,840	18,840	58,014	58,014
General and administrative expenses	5,457	5,457	15,698	15,698
Marketing and advertising	12,896	12,896	35,663	35,663
Depreciation	2,150	2,150	6,193	6,193

Operating income	9,933	6,818	47,668	33,928

Equity in earnings from unconsolidated businesses	181	181	504	504
Investment income	1,603	1,603	4,585	4,585
Other expense, net	(84)	(84)	(225)	(225)

Income before taxes on income	11,633	8,518	52,532	38,792

Income tax expense	4,388	3,181	21,318	15,995

Net income	$7,245	$5,337	$31,214	$22,797

Income per common share
Basic	$0.35	$0.26	$1.50	$1.10
Diluted	$0.34	$0.25	$1.46	$1.06

Dividends declared per share	$0.12	$0.12	$0.36	$0.36

Weighted average shares outstanding
Basic	20,827	20,827	20,805	20,805
Diluted	21,279	20,279	21,405	21,405

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table reflects the impact of the restatement on our Consolidated Statement of Cash Flows. The amounts previously reported are derived from the Form 10-Q for the quarter ended September 30, 2006 (dollars in thousands):

	Nine Months Ended September 30,
	2006
	Previously
	Reported	Restated
Cash flow from operating activities:
Net income	$31,214	$22,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,193	6,193
Provision for loss on doubtful accounts	1,499	1,499
Deferred income taxes	213	(5,108)
Stock-based compensation	4,383	4,383
Deferred compensation	1,032	1,032
Insurance reserve	2,180	2,180
Equity in earnings of unconsolidated affiliates	(504)	(504)
Changes in operating assets and liabilities:
Patient accounts receivable	(3,374)	(3,374)
Other accounts receivable	(2,218)	(2,218)
Prepaid expenses, inventory and other	(885)	(885)
Prepaid income taxes	703	703
Accounts payable	467	467
Deferred revenue, net of professional fees	—	13,738
Accrued liabilities and other	1,828	1,828

Net cash provided by operations	$42,731	$42,731

Cash flow from investing activities:
Purchases of property and equipment	(6,449)	(6,449)
Purchases of investment securities	(215,235)	(215,235)
Proceed from sale of investment securities	138,868	138,868
Deferred compensation plan	(920)	(920)
Other, net	6	6

Net cash used in investing activities	$(83,730)	$(83,730)

Cash flow from financing activities:
Principal payments of long-term notes, debt and capital lease obligations	(2,187)	(2,187)
Shares repurchased for treasury stock	(16,823)	(16,823)
Tax benefit related to stock-based compensation	3,994	3,994
Exercise of stock options	5,073	5,073
Distribution paid to minority equity investees	(19)	(19)
Dividends paid to stockholders	(7,484)	(7,484)

Net cash used in financing activities	$(17,446)	$(17,446)

Decrease in cash and cash equivalents	(58,445)	(58,445)

Cash and cash equivalents at beginning of period	108,061	108,061

Cash and cash equivalents at end of period	$49,616	$49,616

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Consolidation and Basis of Presentation
We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (“VIEs”) and in all VIEs for which we are considered the primary beneficiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with EITF 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence are accounted for by the equity method. Intercompany transactions and balances have been eliminated upon consolidation.
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
As of September 30, 2007 and 2006, there were available-for-sale securities of $68,828,000 and $76,377,000, respectively. The following table is a summary of available-for-sale securities at September 30, 2007 (dollars in thousands):

		Gross	Gross	Estimated Fair
		Unrealized	Unrealized	Value (Net
	Amortized Cost	Gains	Loss	Carrying Value)
Corporate bonds	$14,811	$—	$—	$14,811
U.S. Government securities	9,468	12	—	9,480
Municipal bonds	41,450	45	(1)	41,494
Equities	2,877	166	—	3,043

Total short-term investments	$68,606	$223	$(1)	$68,828
The gross realized losses on sales of available-for-sale securities for the three- and nine-months ended September 30, 2007 were $0 and $22,000 respectively.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The net carrying value and estimated fair value of securities available-for-sale at September 30, 2007, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

		Estimated Fair
(dollars in thousands)	Amortized Cost	Value
Due in one year or less	$24,216	$24,231
Due after one year through three years	16,227	16,249
Due after three years	25,286	25,304
Equities	2,877	3,044

Total short-term investments	$68,606	$68,828

All securities are classified as short-term investments since we intend that such investments are available for operating purposes.
Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs; the remainder of the fee is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our experience with patient financing. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered.
Accrued Enhancement Expense
We provide post-surgical enhancements free of charge to almost all patients, should the patient not achieve the desired visual correction during the initial procedure. We record an enhancement accrual based on our best estimate of the number and associated cost of procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedural volume when determining the appropriateness of the recorded balance.
Deferred Revenues
We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under FTB 90-1, 100% of revenues from separately priced extended warranties are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.
For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred; these deferred revenues are recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedures. Recognition of deferred revenues for the lifetime acuity plans currently extend over a period of seven years.
Effective June 15, 2007, we eliminated the use of separately priced extended warranties. No warranty-related revenue deferrals have occurred or will occur for procedures performed after that date. Under the revised pricing structure, we are accounting for the lifetime acuity plan as a warranty obligation under the provisions of FASB Statement No. 5, “Accounting for Contingencies.” Accordingly, the costs expected to be incurred to satisfy the obligations are accrued as a component of accrued enhancement expense at the time of sale given our ability to reasonably estimate such costs based on historical trends.
As of September 30, 2007 and 2006, the deferred revenue balance totaled $48,700,000 and $47,100,000, respectively.
In addition to the deferral of revenues under FTB 90-1 for those procedures performed prior to the elimination of separately priced extended warranties on June 15, 2007, we also have deferred a portion of our costs of service related to professional fees paid to the attending surgeon when a procedure is performed. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral under FTB 90-1 as a direct and incremental cost of the warranty contract. We use the same historical experience to amortize deferred professional fees that we use to amortize deferred revenue.
Captive Insurance Company
We have a captive insurance company that provides professional liability insurance coverage for claims brought against us. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2007, we had an insurance reserve of $7,847,000 which represents an estimate of cost to settle claims and an actuarially determined estimate of claims incurred but not yet reported. As of December 31, 2006, the insurance reserve was $6,163,000. Other assets include $500,000 in cash maintained by our insurance company that is not available for general corporate purposes.
Income Taxes
The following table summarizes the components of the income tax provision for the three- and nine-month periods ended September 30, 2007 and 2006 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Federal income taxes	$5,455	$3,018	$14,681	$13,112
State income taxes, net of federal benefit	375	163	2,141	2,883

Income tax provision	$5,830	$3,181	$16,822	$15,995

Effective income tax rate	36.8%	37.3%	37.2%	41.2%

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Our effective income tax rate has declined for both the three- and nine-month periods ended September 30, 2007 as compared with the corresponding periods ended September 30, 2006. These decreases resulted primarily from the benefit of investments in tax-exempt securities and the application of FAS 123(R) to our share-based compensation expense for incentive stock options, which produced tax expense in 2006 and a tax benefit in 2007.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
We adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48, including adjustments to applicable interest and penalties, was an increase in the liability for uncertainty in income taxes in the amount of $988,000. This was offset on the balance sheet by an increase to non-current deferred tax assets of $745,000 and a reduction of retained earnings in the amount of $243,000.
Our total unrecognized tax benefits at January 1, 2007 were $1,677,000. Of this amount, $113,000 would affect the effective tax rate, if recognized. As of the end of the third quarter 2007, our FIN 48 liability decreased by $838,000 to $839,000, principally as a result of a tax accounting method change related to fixed asset depreciable lives. This decrease was offset by a $901,000 change in deferred tax assets and a $63,000 reduction of income tax expense.
We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, such accrued interest and penalties were immaterial.
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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings per Share:
Net Income	$10,018	$5,337	$28,358	$22,797
Weighted average shares outstanding — basic	19,521	20,827	19,834	20,805
Basic earnings per share	$0.51	$0.26	$1.43	$1.10

Diluted Earnings per Share:
Net income	$10,018	$5,337	$28,358	$22,797
Weighted average shares outstanding — basic	19,521	20,827	19,834	20,805
Effect of dilutive securities
Stock options	211	431	277	584
Restricted stock	22	21	36	16
Weighted average common shares and potential dilutive shares	19,754	21,279	20,147	21,405
Diluted earnings per share	$0.51	$0.25	$1.41	$1.06
Treasury Stock
In November 2006, our board of directors approved a share repurchase plan under which up to $50,000,000 of our common shares could be repurchased. Between November 21, 2006 and August 13, 2007, we repurchased a total of 1,481,630 shares of our common stock for approximately $50,000,000 at an average price per share of $33.75.
On August 21, 2007, our board of directors authorized a new share repurchase plan under which we may purchase up to an additional $50,000,000 of our common stock. No shares have been repurchased under this authorization. In the third quarter of 2007, the board of directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,431,000.
Revenue Recognition
We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectibility is reasonably assured. See “Deferred Revenues” for information on revenues associated with separately priced acuity programs.
Stock-Based Compensation
Effective January 1, 2006, on a modified prospective basis, we began using the fair value method under Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”), to recognize equity compensation expense in our results of operations. SFAS 123(R) requires the cost of all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.
Under the modified prospective approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimate in accordance with the provisions of SFAS 123(R) and (ii) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
date fair value estimate in accordance with the provisions of SFAS 123(R). We recognize the cost of stock-based awards on a straight-line basis over the requisite service period. Stock-based compensation expense recognized for the three and nine months ended September 30, 2007 was approximately $843,000 and $3,623,000, respectively. Stock-based compensation expense for the three and nine months ended September 30, 2006 was approximately $1,531,000 and $4,383,000, respectively.
During the third quarter of 2007 options to purchase 24,365 shares were exercised; 167 restricted stock units were issued to employees; and 1,913 restricted stock awards were issued to directors under the 2006 Stock Incentive Plan.
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
Since December 18, 2003, we have used the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The losses paid by the captive insurance company have not been material.
On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased LCA-Vision’s stock between February 12, 2007, and July 30, 2007. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that certain of LCA-Vision’s public disclosures regarding its financial performance and prospects were false or misleading. The plaintiffs seek to recover damages on behalf of the class members. We strongly believe that these actions lack merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of this litigation, we cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company. The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision’s securities on the basis of material non-public information in 2007. The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. LCA-Vision is also named as a nominal defendant in the complaint, although the action is derivative in nature. The plaintiff demands damages and attorneys fees, and seeks other equitable relief. LCA-Vision is in the process of evaluating these claims. Due to the inherent uncertainty of this litigation, we cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
New Accounting Pronouncement
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, (“SFAS 157”) Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements because the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 becomes effective for us on January 1, 2008. We are currently in the process of determining the effect that the adoption of SFAS 157 will have on the consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; market acceptance of our services; the successful execution of marketing strategies; competition in the laser vision correction industry; our ability to attract new patients; the availability of cost-effective third-party financing; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; regulatory action against us or others in the laser vision correction industry; and the relatively high fixed cost structure of our business. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the SEC, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006 for a discussion of important factors that could affect our results.
The following discussion and analysis of the Company’s financial condition and results of operations, including the effects of the restatement described in the Notes to the Condensed Consolidated Financial Statements, should be read together with our Consolidated Financial Statements and the accompanying Notes included in this Quarterly Report.
The following table sets forth a reconciliation of previously reported and restated net income for the periods shown (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Previously reported	$7,245	$31,214
Pretax adjustments:
Deferred revenues	(3,461)	(15,264)
Deferred professional fees	346	1,524

Total pre-tax adjustments	(3,115)	(13,740)
Related tax effect	1,207	5,323

Net after-tax adjustments	(1,908)	(8,417)

Restated	$5,337	$22,797

Overview
We are a leading provider of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.
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
Our revenues are impacted by a number of factors, including the following:
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	General economic conditions and consumer confidence levels

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Pricing of our services
Our operating costs and expenses include:
•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer lasers

•	Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment
The following table details the number of laser vision correction procedures performed at our consolidated vision centers:

	2007	2006
	Procedures	Procedures
Q1	59,101	53,372
Q2	48,668	47,308
Q3	44,547	42,539
Q4		42,049

Year		185,268

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season.
Effective June 15, 2007, we eliminated the use of separately priced extended acuity warranties. No warranty-related revenue deferrals have occurred for procedures performed after that date and there will be no additions to the deferral account in the future. As of September 30, 2007, the total current and non-current deferred revenue balances totaled $48,700,000. The following table provides an estimate of the run-off of the balance in future periods based upon historical enhancement rates. These rates will be reviewed quarterly and the amortization will be modified as needed (dollars in thousands).

	Lifetime if Base	Lifetime if Base	One-Year if Base
	Price Includes the	Price Does Not	Price Does Not
	One-Year Acuity	Include an Acuity	Include an Acuity
	Plan	Plan	Plan	Total

Balance at September 30, 2007	$38,303	$9,966	$396	$48,665

Estimated amortization:
2007 Q4	$3,683	$2,890	$263	$6,836
2008 Q1	3,881	1,607	111	5,599
2008 Q2	4,026	898	22	4,946
2008 Q3	3,766	639	—	4,405
2008 Q4	3,225	543	—	3,768
2009 Q1	2,618	441	—	3,059
2009 Q2	1,972	322	—	2,294
2009 Q3	1,659	267	—	1,926
2009 Q4	1,572	255	—	1,827
2010	5,266	885	—	6,151
2011	3,713	663	—	4,376
2012	2,119	397	—	2,516
2013	727	144	—	871
2014	76	15	—	91
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
Results of Operations for the Three Months Ended September 30, 2007 and 2006
Revenues
In the third quarter of 2007, revenues increased by $18,743,000, or 34%, to $74,584,000 from $55,841,000 in the third quarter of 2006. Procedure volume of 44,547 increased 5% from 42,539 in the third quarter of 2006. For vision centers open at least 12 months, procedure volume decreased by approximately 7% in the third quarter of 2007 to 39,543 compared to 42,539 in the third quarter of 2006. This decrease was offset by an increase in the average selling price. The components of the revenue change include (dollars in thousands):

Revenue from higher procedure volume	$2,808
Impact from average selling price, before revenue deferral	4,769
Change in deferred revenue	11,166

Increase in revenues	$18,743
The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased 28% to $1,674 in the third quarter of 2007 from $1,313 in the third quarter of 2006.

We have seen a decline in both appointment show rates and treatment show rates. Our research indicates that, while patient activity remains robust in regards to inquiries, there is hesitancy on the part of consumers to proceed with treatment at this time.
Change in deferred revenue
The following table summarizes the effect on period-over-period revenues of the change in deferred revenues for the third quarters of 2007 and 2006 (dollars in thousands):

			Increase in
	2007	2006	Revenues
Revenues deferred	$—	$(9,080)	$9,080
Amortization of prior deferred revenues	7,706	5,620	2,086

Net increase in revenues			$11,166

Medical professional and license fees
Medical professional and license fees increased by $2,664,000, or 28%, in the third quarter of 2007 from the third quarter of 2006. This increase was primarily due to costs and physician fees associated with higher revenues. As a result of deferring revenue associated with separately priced extended warranties, $908,000 of medical professional fees were deferred in the third quarter of 2006. The amortization of the deferred medical professional fees attributable to prior years was $771,000 in the third quarter of 2007 and $562,000 in the third quarter of 2006.
Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense. Direct costs of services increased in the third quarter of 2007 by $4,464,000, or 24%, over the third quarter of 2006. Approximately $3,030,000 of the increase was the result of 13 more vision centers in operation at September 30, 2007 than at September 30, 2006.
Bad debt expense increased by $942,000 in the third quarter of 2007, as compared to the third quarter of 2006 for three reasons: (1) a higher percentage of total revenues were financed by us in 2007; (2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing, with the longer term receivables being reserved at a higher rate than the shorter term receivables due to increased credit risk; and (3) the reserve rate on 18-month and 36-month receivables was increased as a result of adverse changes to recent collection patterns with these programs.
General and administrative
General and administrative expenses decreased by $820,000, or 15%, in the third quarter of 2007 from the third quarter of 2006. This was primarily due to a decrease in accruals for performance-based stock-based compensation and employee incentive compensation based on current estimates of 2007 financial performance in relation to the performance levels established for pay-out of the awards.
Marketing and advertising expenses
Marketing and advertising expenses increased by $4,312,000, or 33%, in the third quarter of 2007 from the third quarter of 2006. The increase resulted primarily from additional spending in existing markets to continue to drive traffic, spending related to opening 13 new vision centers since September 2006 and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating margins will depend in large part on the success of our efforts in this regard.
Depreciation expense
Depreciation expense increased by $811,000 in the third quarter of 2007 from the third quarter of 2006 as a result of capital investments in new vision centers over the past year.
Non-operating income and expenses
Investment income in the third quarter of 2007 increased $36,000 due primarily to income on increased patient financing.

Income taxes
The following table summarizes the components of the income tax provision for the third quarters of 2007 and 2006 (dollars in thousands):

	September 30,	September 30,
	2007	2006
		(Restated)
Federal income taxes	$5,455	$3,018
State income taxes, net of federal benefit	375	163

Income tax provision	$5,830	$3,181

Income tax expense decreased from 37.3% of pre-tax income during the third quarter of 2006 to 36.8% of pre-tax income during the third quarter of 2007. This decrease resulted primarily from the absence in 2007 of tax expense related to incentive stock options granted prior to January 1, 2006 and the tax benefit of investments in tax-exempt securities in 2007.
Results of Operations for the Nine Months Ended September 30, 2007 and 2006
Revenues
In the first nine months of 2007, revenues increased by $40,045,000, or 22%, to $222,933,000 from $182,888,000 in the first nine months of 2006. Procedure volume of 152,316 increased 6% from 143,219 in the first nine months of 2006. The components of the revenue change include (dollars in thousands):

Revenue from higher procedure volume	$12,596
Impact from average selling price, before revenue deferral	11,010
Change in deferred revenue	16,439

Increase in revenues	$40,045
The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased 15% to $1,464 in the first nine months of 2007 from $1,277 in the first nine months of 2006.
Change in deferred revenues
The following table summarizes the effect on period-over-period revenues of the change in deferred revenues for the first nine months of 2007 and 2006 (dollars in thousands):

			Increase in
	2007	2006	Revenues
Revenues deferred	$(20,054)	$(29,632)	$9,578
Amortization of prior deferred revenues	21,231	14,370	6,861

Net increase in revenues			$16,439

Medical professional and license fees
Medical professional and license fees increased by $4,346,000, or 13%, in the first nine months of 2007 from the first nine months of 2006. This increase was primarily due to costs and physician fees associated with higher revenues partially offset by lower enhancement expense. As a result of deferring revenue associated with separately priced extended warranties, a portion of the medical professional fees also have been deferred. These deferrals were partially offset by the amortization of deferred medical professional fees attributable to prior years of $2,123,000 in the first nine months of 2007 and $1,437,000 in the first nine months of 2006.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, and facility costs of operating laser vision correction centers and bad debt expenses. Direct costs of services increased in the first nine months of 2007 by $14,385,000, or 25%, over the first nine months of 2006. Approximately $10,841,000 of the increase was the result of 13 additional vision centers in operation at September 30, 2007.
Bad debt expense increased by $2,885,000 in the first nine months of 2007, as compared to the first nine months of 2006 for three reasons: (1) we financed a higher percent of total revenues in 2007; (2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing, with the longer term receivables being reserved at a higher rate than the shorter term receivables due to increased credit risk; and (3) the reserve rate on 18-month and 36-month receivables was increased as a result of adverse changes to recent collection rates with these programs. The future value of revenues we finance and our ability to collect on such financings will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends.
General and administrative
General and administrative expenses decreased by $473,000, or 3%, in the first nine months of 2007 from the first nine months of 2006. This amount was primarily due to decreases in stock-based compensation and employee incentive expense based on current estimates of 2007 financial performance.
Marketing and advertising expenses
Marketing and advertising expenses increased by $14,437,000, or 40%, in the first nine months of 2007 from the first nine months of 2006. During the first nine months of 2007, these expenses represented 22% of revenue, compared with 19% during the first nine months of 2006. The increase resulted primarily from additional spending in existing markets to continue to drive traffic, spending related to opening new vision centers and investment in marketing research and program development. We are continuing to work to develop more efficient marketing techniques. Our future operating margins will depend in large part on the success of these efforts.
Depreciation expense
Depreciation expense increased by $1,565,000 in the first nine months of 2007 from the first nine months of 2006 as a result of capital investments for new vision centers over the year.
Non-operating income and expenses
Investment income in the first nine months of 2007 increased $686,000 due to income on increased patient financing and higher average investment balances.
Income taxes
The following table summarizes the components of the income tax provision for the first nine months of 2007 and 2006 (dollars in thousands):

	September 30,	September 30,
	2007	2006
		(Restated)
Federal incomes taxes	$14,681	$13,112
State income taxes, net of federal benefit	2,141	2,883

Income tax provision	$16,822	$15,995

Income tax expense decreased from 41.2% of pre-tax income during the first nine months of 2006 to 37.2% of pre-tax income during the first nine months of 2007. This decrease resulted primarily from the benefit of investments in tax-exempt securities and the tax benefit related to share-based compensation expense of disqualified stock option dispositions in 2007 and tax expense related to share-based compensation expense of incentive stock options in 2006.

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $75,870,000 as of September 30, 2007, down from $95,232,000 at December 31, 2006. Net cash provided by operating activities in the first nine months of 2007 was $40,090,000. Proceeds from the exercise of stock options totaled $3,402,000. Cash used to repurchase common stock totaled $34,943,000 for the nine-month period ended September 30, 2007.
As of September 30, 2007, we had approximately $18,677,000 in patient accounts receivable, net of our allowance for doubtful accounts, which was an increase of approximately $5,234,000 since December 31, 2006. Gross patient accounts receivable increased $6,264,000 since December 31, 2006, primarily as a result of an increase in the number of patients financed by us. At the same time, the allowance for doubtful accounts increased by $1,030,000 from $2,842,000 to $3,872,000.
Prepaid taxes increased from $1,667,000 at December 31, 2006 to $7,721,000 at September 30, 2007. This increase resulted from a change in the tax accounting method that was filed in the third quarter of 2007 for the tax year 2006 that increased deferred revenue.
As of September 30, 2007, accounts payable decreased to $3,951,000 from $5,264,000 at December 31, 2006. This decrease was the result of timing of payment processing.
Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of September 30, 2007. These funds are not available for general corporate purposes.
In November 2006, our board of directors approved a share repurchase plan under which up to $50,000,000 of our common shares could be repurchased. Between November 21, 2006 and August 13, 2007, we repurchased a total of 1,481,630 shares of our common stock for approximately $50,000,000 at an average price per share of $33.75.
On August 21, 2007, our board of directors authorized a new share repurchase plan under which we may purchase up to an additional $50,000,000 of our common stock. No shares have been repurchased under this authorization. In the third quarter of 2007, the board of directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,431,000.
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
Year-to-date, we have opened eleven new vision centers in the following cities: Long Island, NY; Omaha, NE; Green Bay, WI; Harrisburg, PA; Little Rock, AR; Colorado Springs, CO; San Diego, CA; Oklahoma City, OK; Scarsdale, NY; Fresno CA; and Boise, ID. Capital expenditures through September 30, 2007 were $13,012,000. We currently have additional facilities under development.
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
Short-term investments are recorded at market value. Due to the short-term nature of the investments in corporate bonds and the significant portion of the investments in municipal and U.S. Government bonds, we believe there is little risk to the valuation of debt securities. The investments in equity securities carry more market risk.
We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.
Item 4. Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures was performed as of September 30, 2007. Based on this evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of the company’s internal control over financial reporting was performed as of September 30, 2007. Based on this evaluation, management concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION.
Item 1. Legal Proceedings
On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased LCA-Vision’s stock between February 12, 2007, and July 30, 2007. The plaintiffs assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that certain of LCA-Vision’s public disclosures regarding its financial performance and prospects were false or misleading. The plaintiffs seek to recover damages on behalf of the class members. We strongly believe that these actions lack merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of this litigation, we cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company. The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision’s securities on the basis of material non-public information in 2007. The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. LCA-Vision is also named as a nominal defendant in the complaint, although the action is derivative in nature. The plaintiff demands damages and attorneys fees, and seeks other equitable relief. LCA-Vision is in the process of evaluating these claims. Due to the inherent uncertainty of this litigation, we cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
The Company has announced plans for a nationwide rollout of IntraLase femtosecond technology at its LasikPlus vision centers throughout the United States. In addition to the risk factors discussed in our Forms 10-K/A and 10-Q, the acceptance rate of IntraLase technology and our ability to successfully implement the IntraLase technology on a national basis create additional risk.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2007.
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Program

07/01/07 — 07/31/07	—	$—	—	$34,488,000
08/01/07 — 08/31/07	1,039,230	$33.19	1,039,230	$-0-
09/01/07 — 09/30/07	—	$—	—	$-0-

Total	1,039,230	$33.19	1,039,230	$-0-

Item 4. Submission of Matters to Vote of Security Holders.
The Company held its Annual Meeting of Stockholders on August 21, 2007. Two matters were submitted to the vote of the stockholders. Results were as outlined below:
Election of directors:

	Shares	Authority
	Voted For	Withheld
William F. Bahl	17,127,540	367,989
Thomas G. Cody	17,126,834	368,695
John H. Gutfreund	17,381,072	114,457
John C. Hassan	17,067,040	428,489
Steven C. Straus	17,407,994	87,534
E. Anthony Woods	17,126,624	368,904
Ratification of Ernst & Young as auditors of the Company for the fiscal year ending December 31, 2007:

Shares Voted For	Shares Voted Against	Shares Abstaining

17,415,589	74,697	5,242
Item 6. Exhibits
Exhibits

Number	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.
Date: October 30, 2007	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: October 30, 2007	/s/ Alan H. Buckey
Alan Buckey
Chief Financial Officer