Form 10-K
period 2007-12-31
LCA VISION INC
filed 2008-02-28
CIK 1003130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $963,814,000 based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant's Common Stock as of February 14, 2008 was 18,483,883.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2008 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2007 FORM 10-K ANNUAL REPORT

 PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "may," "will," "estimates," "continues," "anticipates," "intends," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1A - Risk Factors."

Item 1. Business.

Background and History of Company

LCA-Vision Inc. (the Company or LCA-Vision) is a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 930,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.

As of December 31, 2007, we operated 72 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States. We also have a joint venture in Canada.

The Company derives all of its operating revenues from laser refractive surgery, our only operating segment. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.” See Note 1 of the “Notes to Consolidated Financial Statements” for financial information by geographic area.

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

We currently use four suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics, Alcon and Wavelight. We also utilize the IntraLase femtosecond laser supplied by Advanced Medical Optics in most of our vision centers.

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

LASIK. In 1997, we began performing LASIK, which now accounts for the majority of our laser vision procedures in the United States. In LASIK procedures, an automated microsurgical instrument called a microkeratome or a femtosecond laser is typically used to create a thin flap, which remains hinged to the eye. The corneal flap is then laid back and excimer laser pulses are applied to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The corneal flap is then folded back to its original position and inspected to ensure that it remains secured in position by the natural suction of the cornea. Since the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day and enjoying shorter recovery periods. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately. LASIK technology was expanded in 2003 to include wavefront-guided technology, a system that customizes the procedures based on higher order aberrations of certain patients. In 2007, we adopted IntraLase technology, a femtosecond laser that can be used in place of a microkeratome.

The Laser Vision Correction Market

More than 170 million Americans, or approximately 50% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image. Three common refractive vision disorders are:

•	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects
•	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects
•	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 6.2 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 1.4 million laser vision correction procedures performed in 2007. It is estimated that the potential market for laser vision correction procedures in the United States is approximately 120 million procedures, according to some industry reports on the U.S. refractive market. Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source: Market Scope, November 2007

(e) = 2008 data estimated

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

We intend to grow our business through increased penetration in our current markets and expansion into new markets. Key elements of our business strategy include:

•	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists
•	Providing patients with a “Continuum of Care”
•	Opening and operating new laser vision correction centers
•	Providing attractive patient financing alternatives
•	Nurturing relationships with leading managed care providers in the United States to source additional patients
•	Developing and implementing innovative marketing campaigns

Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists. We generally focus our recruiting efforts on leading independent ophthalmologists and optometrists with a reputation for providing quality eye care within their respective markets and with experience in laser vision correction procedures. Our ophthalmologists have completed extensive FDA-mandated training and also have met our qualification criteria, which includes a review of state licensure, board certification, malpractice insurance and surgical experience.

Providing patients with a “Continuum of Care.” We strive to achieve high patient satisfaction and have established a ‘‘Continuum of Care’’ program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. Our call center personnel are trained to answer questions regarding procedures and generally have access both to a physician to address more difficult inquiries and to past patients who can relate procedure experience. Once in the vision center, potential patients can receive a free eye evaluation with the local vision center’s independent ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, our vision centers are designed to create a patient-friendly environment and reduce any anxiety associated with getting laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor results and provide enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.

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

Providing attractive patient financing alternatives. Because laser vision correction procedures are elective and generally not reimbursable by third party payers, including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. We work closely with an unaffiliated finance company that offers multiple payment plans to qualifying customers. These payment plans typically provide for payments over a 12-month to 60-month period. We bear no credit risk for loans made under this program. For patients not qualifying for these plans, we also currently offer our own direct financing to customers under which we charge an up-front fee, with the remaining balance paid by the customer in installments over a period of 12 to 36 months.

Nurturing relationships with leading managed care providers in the United States to source additional patients. With an increasing number of employers adding vision services to their employee benefit packages, we continue to nurture, develop and grow relationships with managed care organizations, through which we offer discounted rates to plan participants. The plan participant, and not the managed care organization, is currently responsible for the payment of our fees under these arrangements. We currently have agreements with seven of the nation’s eight largest managed care providers.

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

Competition

Laser vision correction, whether performed at one of our vision centers or elsewhere, is an alternative to several surgical and non-surgical treatments to correct refractive vision disorders, including eyeglasses, contact lenses, other types of refractive surgery, intraocular lenses and corneal implants. In addition, other technologies may ultimately prove to be more attractive and effective to consumers than current laser vision correction technology.

We face competition from other providers of laser vision correction. Eye care services in the United States are delivered through a fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers. Industry sources estimate that such local providers represent over 50% of the laser vision correction market. Corporate laser vision correction providers, such as ourselves, are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction. Among the laser vision correction providers, we believe we are the largest provider in terms of number of procedures performed in fixed-site vision centers in the United States based on total company 2007 volume.

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

Employees

As of February 11, 2008, we had approximately 784 employees, 695 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

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

Suppliers of Equipment and Financing Services

We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. There are several companies - including Bausch & Lomb, Advanced Medical Optics, Alcon and Wavelight, the four suppliers we currently use - whose excimer laser systems have been approved by the FDA for commercial sale in the United States. We currently rely primarily on Bausch & Lomb, Advanced Medical Optics, and McKesson to provide us with patient interface kits, microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.

A significant percentage of our patients finance some or all of the cost of their procedure. We work closely with an unaffiliated finance company that offers multiple payment plans to qualifying customers. We bear no credit risk for loans made under this program. We also currently offer our own direct financing to certain of our customers who do not qualify for the third-party financing. We bear the credit risk of our financing program.

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

Failure to comply with applicable FDA requirements could subject excimer or femtosecond laser manufacturers and us to enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, clearance or approvals could be withdrawn in some circumstances. Failure by us or our principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could result in us being named as a party in ensuing litigation or in a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers and partners to obtain or maintain appropriate regulatory approval. Furthermore, the failure of Advanced Medical Optics, Bausch & Lomb, Alcon or Wavelight or any other manufacturers or suppliers that supply or may supply excimer lasers, diagnostic or other equipment or necessary services to us to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such business suppliers and partners, could limit the supply of lasers or limit our ability to use the lasers.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices

In the United States, the FDA regulates the uses, manufacturing, labeling, distribution and marketing of medical devices, including excimer and femtosecond lasers, microkeratomes and certain other equipment we use in laser vision correction surgery.

Once FDA approval is obtained, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices with which we must comply.

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

Federal and state laws on “kickbacks” and physician referrals

Because laser vision correction procedures currently are not reimbursable by Medicare, Medicaid or other governmental health programs, we do not believe numerous federal health care laws that frequently apply to health care providers’ business operations (such as the federal Anti-Kickback and “Stark” Physician Self-Referral statutes) are currently applicable to us. Any changes in the reimbursement and coverage rules for these governmental health programs may cause our services to be subject to such federal laws. Although we do not anticipate such changes in the near future, we cannot predict this with any degree of certainty. Some states have enacted statutes, similar to the federal Anti-Kickback and Stark statutes, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of health care service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

Advertising restrictions

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (FTC). In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to voluntarily settle with the FTC. In July 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not be perceived negatively, and thus restrict our ability to effectively generate demand for our laser vision correction services.

In addition, the laws of many states restrict certain advertising practices by and on behalf of physicians and optometrists. Many states do not offer clear guidance on the bounds of acceptable advertising practices or on the limits of advertising provided by management companies on behalf of physicians and optometrists. Although we have endeavored to structure our advertising practices to be in material compliance with such state laws, authorities in those states could determine that our advertising practices are in violation of those laws.

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

Available Information

The Company’s websites are www.lasikplus.com and www.lca-vision.com. There, the Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5. All such reports will be available as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (SEC). To obtain a copy of Form 10-K by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236. Information contained on the Company’s websites is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Changes in general economic conditions may cause fluctuations in our revenues and profitability.

The cost of laser vision correction procedures is typically not reimbursed by third-party payers such as health care insurance companies or government programs. Accordingly, as we have experienced in prior fiscal periods and believe we are experiencing now, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in laser vision correction, among other economic factors. A significant decrease in consumer disposable income in a weakening economy may result in a decrease in the number of laser vision procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our customers to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience. Weak economic conditions also may change the risk profile or volume of business our unaffiliated finance company partner is willing to underwrite, which could adversely affect our results of operations and cash flow.

Our industry is highly correlated with consumer confidence.

Following the events of September 11, 2001, we experienced a marked drop-off in business. As oil prices have increased and the economy has recently slowed, we also have experienced a deterioration in volume, especially from patients at lower-income levels. Deteriorating consumer confidence can negatively impact our financial performance. The current market conditions in the credit markets are creating uncertainty and causing potential customers to be more cautious in their purchasing decisions.

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:

•	Market acceptance of laser vision correction services
•	The number of laser vision correction procedures performed
•	The timing of new advancements by our suppliers and the purchase of such advancements or upgrades of equipment by us or our competitors
•	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate
•	Declining economic conditions in the geographic areas in which we operate, which can result in decreased demand for our laser vision correction services
•	The opening, closing or expansion of vision centers
•	Our ability to manage equipment and operating costs
•	Collection rates on self-financed procedures
•	The availability of third-party financing for our patients
•	Regulatory matters
•	Litigation
•	Acquisitions and other transactions

In addition, our revenue and operating results are subject to seasonal factors. In terms of number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our business is generally weaker in the latter half of the year. We believe these fluctuations are primarily due to:

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

The effectiveness of our marketing programs and messages to consumers can have a significant impact on our financial performance. Over the past several quarters, the effectiveness of marketing has declined, resulting in an increased cost of marketing per procedure, a decline in our revenue and earnings growth, and an erosion in our margins. Less effective marketing programs could negatively affect our profitability or financial condition.

We derive all of our revenue from laser vision correction services. A decrease in the provision of these services could result in a significant decrease in our revenues and profitability.

We derive all of our revenues from laser vision correction services. If we are not able to provide those services or the number of laser vision correction procedures we perform significantly decreases, our revenues and profitability will decrease materially. We do not have other diversified revenue sources to offset a significant decrease in revenues from our provision of laser vision correction services.

If we are unable to attract and retain qualified independent ophthalmologists, our ability to open new vision centers, to maintain operations at existing vision centers or to attract patients could be negatively affected.

Our revenues are generated by independent ophthalmologists who work with us to perform surgeries. In certain states where the corporate practice of medicine is prohibited, we may contract with professional corporations for ophthalmologists to perform surgeries at our vision centers. The hiring of independent qualified ophthalmologists is a critical factor in our ability to successfully launch a new vision center, and the retention of those ophthalmologists is a critical factor in the success of our existing vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable to consistently attract, hire and retain qualified ophthalmologists, our ability to open new vision centers, maintain operations at existing vision centers, or attract patients could be negatively affected.

If technological changes occur which render our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or profitability to decline.

As a result of industry, competitive or clinical factors, among others, we may be required to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers. Such alternative technologies could include various intraocular lens technologies or an increase in the proportion of custom wavefront treatments we perform, among others. Introducing such technology or such changes could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline. Such changes could include higher costs to us or higher prices for our patients. An increase in costs could reduce our ability to maintain our profit margin. An increase in prices could adversely affect our ability to attract new patients.

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

Some of our current competitors or companies that may choose to enter the industry in the future, including laser manufacturers themselves, may have substantially greater financial, technical, managerial, marketing or other resources and experience than we do and may be able to compete more effectively. Competition in the market for laser vision correction may also increase as excimer laser surgery becomes more common and the number of ophthalmologists performing the procedure increases. Similarly, competition could increase if the market for laser vision correction does not experience growth, and existing providers compete for market share. Additional competition may develop, particularly if the price to purchase or rent excimer laser systems decreases. Our management, operations, strategy and marketing plans may not be successful in meeting this competition.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the customer in up to 36 monthly installments. As of December 31, 2007, we had $22,385,000 in gross patient receivables, compared to $16,285,000 as of December 31, 2006. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected. Bad debt expense increased in 2007 to $7.7 million, up from $1.9 million in 2006, due to an increase in expected uncollectible accounts.

If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.

We believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating refractive vision disorders. In terms of procedure volume, the industry has been relatively flat to slightly down since 2005.

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

Concerns have been raised with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Laser vision correction has been provided in the U.S. only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us. Several significant verdicts have been awarded against non-affiliated refractive surgeons in the past. Consequences of proceedings could include increased liability to us in connection with malpractice litigation, increased difficulty in hiring and retaining qualified independent ophthalmologists who may be wary of the increased liability of laser eye surgery, and decreased operational and financial yield from pre-operative examinations, among other effects that would be adverse to our results of operations and profitability.

Some of the possible side effects of laser vision correction may include:

•	Foreign body sensation
•	Pain or discomfort
•	Sensitivity to bright lights
•	Blurred vision or haze
•	Dryness or tearing
•	Fluctuation in vision
•	Night glare and halos
•	Poor or reduced visual quality
•	Overcorrection or under correction
•	Regression
•	Decreased corneal integrity
•	Corneal flap or corneal healing complications
•	Loss of best corrected visual acuity
•	Inflammation or infection of the eye
•	Need for corrective lenses or reading glasses post-operatively
•	Need for further treatment

We depend on limited sources for the excimer lasers, diagnostic equipment, microkeratomes and disposable blades we use and for the third-party financing made available to our patients. Shortages of these items or services could hinder our ability to increase our procedure volume.

We currently use four suppliers - Bausch & Lomb, Advanced Medical Optics, Alcon, and Wavelight - for our lasers. If any or all of these companies became unwilling or unable to supply us with excimer lasers and diagnostic equipment to repair or replace parts or to provide services, our ability to open new vision centers or increase our capacity to perform laser vision correction services at existing vision centers could be restricted.

We currently rely primarily on Bausch & Lomb, Advanced Medical Optics and McKesson to provide us with patient interface kits and microkeratomes, the devices used to create the corneal flap in the LASIK procedure, as well as with microkeratome blades and other disposable items required for LASIK. There are a limited number of manufacturers of microkeratomes and microkeratome blades, and, if alternate or additional suppliers were needed, there can be no assurance that microkeratomes and microkeratome blades would be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

We currently rely exclusively on one unaffiliated finance company for third-party financing made available to our patients. As the percentage of our patients who choose to obtain financing from such unaffiliated finance company grows, so too does our reliance on such finance company. There can be no assurance that financing services will be available in such structures or at such interest rates or costs as we or our patients may require. Any reduction in available financing could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

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

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission and various state boards of medicine and optometry. We are subject to a 2003 FTC Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the Federal Trade Commission, will not restrict our laser vision correction services, or otherwise result in negative publicity and damage our reputation.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other health care professional. Some injuries or defects may not become evident for a number of years. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We primarily rely and intend to continue to primarily rely on the independent ophthalmologists’ professional liability insurance policies and manufacturers’ insurance policies for product liability coverage, although we have limited umbrella general and professional liability insurance. We require the independent ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although there can be no guarantee that the ophthalmologists will be successful in obtaining or maintaining such insurance coverage, particularly in the current insurance market.

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

We established a captive insurance company and, if significant claims are paid, it could affect our profitability and our financial condition.

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors. Our captive insurance company is capitalized and funded by us based on actuarial studies performed by an independent insurance consulting and management firm. The Company uses the captive insurance company for both the primary insurance and the excess liability coverage. A number of claims are now pending with our captive insurance company. The payment of significant claims by our captive insurance company could negatively affect our profitability and our financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers and our Customer Call and Data Center are in leased locations. The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas. Centers range in size from approximately 2,600 to 6,900 square feet with lease expiration dates ranging from June 30, 2008 to July 31, 2017.

Item 3. Legal Proceedings.

On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and July 30, 2007.  On November 8, 2007, an additional complaint was filed against LCA-Vision and certain of its current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and November 2, 2007.  The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that certain of LCA-Vision's public disclosures regarding its financial performance and prospects were false or misleading. The plaintiffs seek to recover damages on behalf of the class members.  These cases have been consolidated into one action; the consolidated complaint is due on March 11, 2008.  LCA-Vision is in the process of evaluating these claims.  We strongly believe that these actions lack merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above.  LCA-Vision is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss to be filed in the consolidated class action, discussed above. LCA-Vision is in the process of evaluating these claims. However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective as of December 18, 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claim and expense payments of $870,000 have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LCAV." There were approximately 20,000 beneficial holders of our common stock as of January 28, 2008.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2007		2006
	High	Low	High	Low
First Quarter	$47.54	$33.27	$56.68	$40.30
Second Quarter	49.32	40.74	58.25	46.00
Third Quarter	50.69	28.91	54.57	37.58
Fourth Quarter	30.76	15.31	37.43	29.90

The Company has consistently paid a quarterly dividend since the third quarter of 2004. While the Company intends to pay regular quarterly dividends for the foreseeable future, each dividend is reviewed quarterly and requires declaration by the Board of Directors. The following table sets forth the quarterly cash dividends paid for 2007 and 2006.

	2007	2006
First Quarter	$0.18	$0.12
Second Quarter	0.18	0.12
Third Quarter	0.18	0.12
Fourth Quarter	0.18	0.18
	$0.72	$0.54

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.

The following table provides information regarding the Company’s purchases of its common stock during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Dollars that May Yet be Purchased under the Plans or Programs
10/1/07 - 10/31/07	-	$-	-	$50,000,000
11/1/07 - 11/30/07	588,408	16.99	588,408	40,000,011
12/1/07 - 12/31/07	-	-	-	40,000,011
Total	588,408	16.99	588,408	40,000,011

On August 21, 2007, our Board of Directors authorized a new share repurchase plan under which the Company is authorized to purchase up to $50 million of its common stock. Through December 31, 2007, the Company had repurchased 588,408 shares of its common stock at an average price of $16.99 per share, for a total cost of approximately $10,000,000.

Item 6. Selected Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts are in thousands of U.S. Dollars, except procedure volume and per share data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data:
Revenues:
Laser refractive surgery	$292,635	$238,925	$176,874	$120,364	$78,835
Operating costs and expenses:
Medical professional and license fees	49,312	42,954	33,499	23,599	15,520
Direct costs of services	97,423	77,612	54,952	40,842	31,507
General and administrative expenses	22,657	21,156	14,021	10,292	8,043
Marketing and advertising	66,469	47,971	31,813	20,468	12,566
Depreciation	11,209	8,453	7,636	7,045	6,377
Total expenses	247,070	198,146	141,921	102,246	74,013
Operating income	45,565	40,779	34,953	18,118	4,822
Equity in earnings from unconsolidated businesses	814	746	328	369	317
Net investment income	5,953	6,182	3,929	2,137	522
Other expense, net	(607)	(27)	(397)	(306)	(130)
Income before taxes on income	51,725	47,680	38,813	20,318	5,531

Income tax expense (benefit)	19,221	19,310	15,832	(11,553)	591
Net income	$32,504	$28,370	$22,981	$31,871	$4,940
Net income per common share
Basic	$1.66	$1.37	$1.12	$1.59	$0.30
Diluted	1.64	1.34	1.07	1.53	0.30

Cash dividends per common share	$0.72	$0.54	$0.36	$0.13	$-

Weighted average shares outstanding
Basic	19,572	20,694	20,500	20,099	16,391
Diluted	19,858	21,235	21,492	20,814	16,616

Selected Operating Data
Laser vision correction procedures	192,204	185,268	142,000	95,835	65,485

	At December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data
Cash, cash equivalents and and short-term investments	$60,148	$95,232	$108,061	$84,384	$64,408
Working capital	48,032	95,012	112,091	86,954	56,076
Total assets	179,647	190,159	181,259	137,131	90,993
Capital lease obligations maturing in one year	3,941	3,360	2,122	542	-
Capital lease obligations, excluding current portion	2,012	2,431	1,434	376	-
Retaining earnings (deficit)	34,597	16,320	(919)	(1,493)	(45,672)
Total stockholders' investment	93,599	109,116	126,703	103,076	70,200

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

Results of Operations

Revenues

We derived all of our revenues from laser vision correction procedures performed in our U.S. vision centers. Our revenues are impacted by a number of factors, including the following:
•	General economic conditions and consumer confidence levels
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word of mouth referrals
•	Our mix of procedures among the different types of laser technology
•	New vision center openings and our ability to increase procedure volume at existing vision centers
•	The availability of patient financing
•	The continued growth and increased acceptance of laser vision correction
•	The effect of competition and discounting practices in our industry
•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended acuity plans

We expect the U.S. economy, including its impact on consumer spending habits and our industry, to continue to be challenging throughout 2008, and we estimate that industry procedure volume could decline by more than 10%, which we expect will negatively affect our revenues. In response, during January 2008, we reduced our workforce throughout the United States by approximately 16% so that our staffing levels would be appropriate for expected procedure volume. Related expense of approximately $500,000 will be reflected in results for the first quarter of 2008. We remain committed to selectively investing in our national expansion by opening vision centers in new markets, and relocating and renovating existing vision centers. We are leveraging consumer insights from extensive market research conducted over the past several months to optimize our marketing efforts, as well as to refine our strategies of convenience and affordability. We continue to focus on delivering a satisfying experience and high quality outcome at an affordable price to every patient who visits our LasikPlus vision centers.

We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of the extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the Company’s lifetime acuity program is now included in the base surgical price. Under this pricing model, no warranty-related revenue deferrals have occurred or will occur for procedures performed after June 15, 2007. Revenue previously deferred from the sale of the separately priced acuity programs will be recognized in the future over a seven year period.

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

	2007	2006	2005
First quarter	59,101	53,372	37,578
Second Quarter	48,668	47,308	36,010
Third Quarter	44,547	42,539	34,187
Fourth Quarter	39,888	42,049	34,225
Year	192,204	185,268	142,000

In 2007, revenues increased by $53,710,000, or 22.5%, to $292,635,000 from $238,925,000 in 2006. The components of the revenue change include:

Revenue from higher procedure volume	$9,627,000
Impact from average selling price, before revenue deferral	18,068,000
2007 deferred revenue from the sale of separately priced acuity programs	(20,054,000)
2007 benefit from amortization of prior deferred revenue	28,067,000
2006 deferred revenue from the sale of separately priced acuity programs	38,539,000
2006 benefit from amortization of prior deferred revenue	(20,537,000)

The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, increased about 18.1% to $1,523 in 2007 from $1,290 in 2006, primarily as a result of the introduction of IntraLase and secondarily due to the elimination of separately-priced acuity programs.

In 2006, revenues increased by $62,051,000, or 35.1%, to $238,925,000 from $176,874,000 in 2005. The components of the revenue change include:

Revenue from higher procedure volume	$58,624,000
Impact from average selling price, before revenue deferral	5,906,000
2006 deferred revenue from the sale of separately priced acuity progarms	(38,539,000)
2006 benefit from amortization of prior deferred revenue	20,537,000
2005 deferred revenue from the sale of separately priced acuity programs	26,135,000
2005 benefit from amortization of prior deferred revenue	(10,612,000)

The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, increased 4% to $1,290 in 2006 from $1,246 in 2005.

Operating Costs and Expenses

2007 Compared to 2006

The following table shows the increase in components of operating expenses between 2006 and 2007 in dollars and as a percent of revenues for each period (dollars in thousands):

				% of Revenues
	2007	2006	Increase	2007	2006
Medical professional and license fees	$49,312	$42,954	$6,358	16.9%	18.0%
Direct costs of services	97,423	77,612	19,811	33.3%	32.5%
General and administrative expenses	22,657	21,156	1,501	7.7%	8.9%
Marketing and advertising	66,469	47,971	18,498	22.7%	20.1%
Depreciation	11,209	8,453	2,756	3.8%	3.5%

Medical professional expenses increased by approximately $2,394,000, or 8.8%, in 2007 from 2006 as a result of increased revenues from higher procedure volumes. As a result of deferring revenues associated with the sale of separately priced acuity programs, the associated medical professional fee is also deferred. The deferrals of medical professional fees were $2,005,000 in 2007 and $3,854,00 in 2006. These deferrals were offset by the amortization of the prepaid medical professional fee attributable to prior years of $2,807,000 in 2007 and $2,054,000 in 2006. License fees increased by $1,342,000, or 8%, with approximately 4% of the increase due to higher procedure volume and approximately 4% from per procedure fees associated with the IntraLase femtosecond lasers that were added to our service offering in 2007.

Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, finance charges and facility costs of operating laser vision correction centers. These direct costs increased in 2007 by $19,811,000, or 25.5%, compared to 2006. Of this amount, $14,331,000 was a result of 13 additional vision centers in operation in 2007. The remaining increase resulted from $5,820,000 of increased bad debt expense partially offset by $340,000 in cost savings at existing centers.

Bad debt expense increased in 2007 as compared to 2006 for three primary reasons: (1) we financed a higher percent of total revenues in 2007; (2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing, with the longer term receivables having increased credit risk; and (3) adverse changes in recent collection rates with our patient financing program given the downturn in the U.S. economy. The future value of revenues we finance and our ability to collect on such financings will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. The allowance for doubtful accounts has been increased to appropriately reflect the increase in credit loss exposure.

General and administrative expenses increased by $1,501,000, or 7.1%, in 2007 as compared to 2006. Of this amount, $487,000 was due to increase in professional service fees and $997,000 was for sales tax principally related to purchases of direct mailing lists.

Marketing and advertising expenses increased by $18,498,000, or 38.6%, in 2007 from 2006. During 2007, these expenses represented 22.7% of revenue, compared with 20.1% during 2006. The increase resulted primarily from additional spending in existing markets to continue to drive patient traffic, spending related to the opening of new vision centers and continued investment in marketing research and program development. We are continuing to work to develop more efficient marketing techniques. Our future operating margins will depend in large part on the success of these efforts.

Depreciation expense increased by $2,756,000 in 2007 from 2006, primarily as a result of depreciation of capitalized expenditures at our new vision centers that opened in 2007, purchases of IntraLase lasers and capital improvements to Bausch & Lomb lasers.

Net investment income decreased by $229,000, or 3.7%, in 2007 from 2006 due to a decrease in investment income of $1,049,000 as a result of a decline in investment holdings used for our share buyback program, partially offset by a $820,000 increase in income from patient financing charges.

Other expense increased by $580,000 in 2007 from 2006. This change resulted mostly from loss on abandonment of building improvements at our headquarters office building that is undergoing renovations.

2006 Compared to 2005

The following table shows the increase in components of operating expenses between 2005 and 2006 in dollars and as a percent of revenues for each period (dollars in thousands):
				% of Revenues
	2006	2005	Increase	2006	2005
Medical professional and license fees	$42,954	$33,499	$9,455	18.0%	18.9%
Direct costs of services	77,612	54,952	22,660	32.5%	31.1%
General and administrative expenses	21,156	14,021	7,135	8.9%	7.9%
Marketing and advertising	47,971	31,813	16,158	20.1%	18.0%
Depreciation	8,453	7,636	817	3.5%	4.3%

Medical professional expenses increased by approximately $5,621,000, or 28.3%, in 2006 from 2005 as a result of increased revenues from higher procedure volumes. As a result of deferring revenues associated with the sale of separately priced acuity programs, the associated medical professional fee is also deferred. Medical professional fees were decreased in 2006 by $3,854,000 and in 2005 by $2,613,000. This was partially offset by the amortization of the prepaid medical professional fee attributable to prior years of $2,054,000 in 2006 and $1,061,000 in 2005. License fees increased by $3,834,000, or 18%, primarily as a result of higher procedure volume.

Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, medical supplies, finance charges and facility costs of operating laser vision correction centers. These direct costs increased in 2006 by $22,660,000, or 41%, compared to 2005. Of this amount, $19,669,000 was as a result of increased salaries, fringe benefits, rents and utilities, financing fees, insurance, laser rent and surgical supplies in connection with an increase in the number of vision centers and our higher procedure volumes. The recording of stock-based compensation expense resulted in expense of $2,991,000 in 2006.

General and administrative expenses increased by $7,135,000, or 51%, in 2006 as compared to 2005. Of this amount, $4,461,000 was primarily due to increases in salaries, fringe benefits, contractual professional services and director fees. The recording of stock-based compensation expense resulted in expense of $2,674,000 in 2006.

Marketing and advertising expenses increased by $16,158,000, or 51%, in 2006 from 2005, primarily as a result of our efforts to support new markets and existing markets. The marketing and advertising expense increased more than the increase in revenue in 2006.

Depreciation expense increased by $817,000 in 2006 from 2005, primarily as a result of depreciation of capitalized expenditures at our new vision centers that opened in 2006.

Net investment income increased by $2,253,000, or 57%, in 2006 from 2005, due to income on long-term receivables and the investment in available-for-sale securities.

Income Taxes

Our tax expense for 2007, 2006, and 2005 totaled $19,221,000, $19,310,000 and $15,832,000, respectively. The effective tax rate was 37.2% in 2007 as compared to 40.5% in 2006 and 40.8% in 2005. The overall effective rate was lower in 2007 than in 2006 and 2005 due to increased holdings of tax-exempt municipal bonds in our short-term, available-for-sale securities portfolio and the application of FAS 123(R) to our share-based compensation expense for incentive stock options, which produced tax expense in 2005 and 2006 and a tax benefit in 2007. See Note 4 to Notes to Consolidated Financial Statements for the reconciliation of our tax provision for the last three years to the 35% U.S. statutory rate.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $60,148,000 as of December 31, 2007, down from $95,232,000 at December 31, 2006. Net cash provided by operating activities in 2007 was $54,979,000. Proceeds from the exercise of stock options totaled $3,499,000. Repurchase of shares for treasury stock amounted to $44,940,000.

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

Our contractual obligations for future cash payments as of December 31, 2007 are summarized in the following table (dollars in thousands).

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital leases	$6,741	$4,412	$2,329	$-	$-
Operating lease obligations	38,845	9,034	15,854	9,783	4,174
Deferred compensation	5,516	-	-	-	5,516
Total	$51,102	$13,446	$18,183	$9,783	$9,690

We had capital expenditures of $28,864,000 and $9,656,000 in 2007 and 2006, respectively, which consisted primarily of investments incurred in connection with the opening of new vision centers, capital expenditures related to a new Customer Call and Data Center, and equipment purchases or upgrades at existing facilities.

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

The following is a list of the new vision centers we opened in the last two fiscal years:

2007	2006
Long Island, NY	Paramus, NJ
Omaha, NE	Grand Rapids, MI
Green Bay, WI	Seattle, WA
Harrisburg, PA	Sugar Land, TX
Little Rock, AR	Denver, CO
Colorado Springs, CO	New Haven, CT
San Diego, CA	Dallas, TX
Oklahoma City, OK	Oakdale,MN
Scarsdale, NY	Lexington, KY
Fresno, CA	Lincoln Park, IL
Boise, ID
Coral Springs, FL
Chandler, AZ

The investment in our new Customer Call and Data Center totaled $4,227,000 in 2007. Laser and equipment upgrades and vision center expansions resulted in capital expenditures of $24,637,000 in 2007 and $9,656,000 in 2006, which were funded by cash flow from operations in both years. The increases in 2007 over 2006 related to the addition of IntraLase femtosecond lasers in 45 centers and upgrades to all Bausch & Lomb lasers, as well as increased expenditures as three more centers were added in 2007 compared with 2006.

We continue to offer our own sponsored patient financing. As of December 31, 2007, we had $17,268,000 in patient receivables, net of allowance for doubtful accounts, which was an increase of $3,825,000, or 28.5%, since December 31, 2006, compared to growth in revenue of 22.5%. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.

Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2007. These funds are not available for general corporate purposes.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and capital lease obligations. Liquid assets (cash, cash equivalents, short-term investments and patient and other accounts receivable) amounted to 166% of current liabilities at December 31, 2007, compared to 279% at December 31, 2006.

Critical Accounting Estimates

Patient Receivables

We provide patient financing to certain of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee and the remainder is deducted over a period of 12 to 36 months. Accounts receivable for patients that we finance for a period of 12 months or less are recorded at the undiscounted total expected payments less an estimated allowance for doubtful accounts. For patients we finance with an initial term over 12 months, we record the present value of expected payments less an estimated allowance for doubtful accounts using a 17.5% discount rate. The discount rate assumption is based upon current market rates charged by other providers of unsecured credit to similar customers. Interest income is recorded over the term of the payment program.

Allowance for Doubtful Accounts

As a result of an expansion of the amount of patient financing provided in 2007, we are exposed to increased credit risk than we have experienced in the past. Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2007 of $5,117,000 against patient receivables of $22,385,000, compared to an allowance of $2,842,000 against patient receivables of $16,285,000 at December 31, 2006. Our policy is to reserve for all receivables that remain open past financial maturity date and to provide reserves for receivables prior to the maturity date to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates and recent default activity. To the extent that our actual allowance for doubtful account write-offs are greater than our estimated bad debt reserve, it would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2007, we maintained insurance reserves of $8,493,000, which primarily represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. This represents an increase in the reserve of $2,330,000 from $6,163,000 at December 31, 2006. The loss reserves developed by our actuaries are determined by comparing our historical claim experience to comparable insurance industry experience.

Accrued Enhancement Expense

Effective June 15, 2007, participation in our lifetime acuity program is included in the base surgical price for substantially all of our patients. Under the lifetime acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under the revised pricing structure, we account for the lifetime acuity program as a warranty obligation under the provisions of Financial Accounting Standards Board (FASB) Statement No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of the extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the Company’s lifetime acuity program now is included in the base surgical price. Under this pricing model, no warranty-related revenue deferrals have occurred or will occur for procedures performed after June 15, 2007. Revenue previously deferred from the sale of the separately priced acuity programs will be recognized in the future over a seven year period.

The balances in deferred revenue at December 31, 2007 and 2006 totaled $41,829,000 and $49,842,000, respectively. The December 31, 2007 balance will amortize into income as follows:

2008	$18,718,000
2009	$9,106,000
2010	$6,151,000
2011	$4,376,000
2012	$2,516,000
2013	$871,000
2014	$91,000

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

Recent Accounting Pronouncements

See Note 1 of the “Notes to Consolidated Financial Statements” for information regarding the Company’s adoption or planned adoption of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The carrying values of financial instruments including cash and cash equivalents, patient and other accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. Investments are recorded at fair value.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. In addition, since our capital leases are at fixed rates, we have limited interest-rate risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of LCA-Vision Inc., are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rules 13a-15(f) and 15d-15(f), and for the preparation and integrity of the consolidated financial statements and the information contained in this Annual Report. We prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles. In addition to selecting appropriate accounting principles, we are responsible for the way information is presented and its reliability. To report financial results we must often make estimates based on currently available information and judgments of current conditions and circumstances.

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria described above.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst and Young LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of LCA-Vision Inc. and the effectiveness of LCA’s internal control over financial reporting. The reports of the independent auditors are included herein.

/s/ Steven C. Straus	/s/ Alan H. Buckey
Steven C. Straus	Alan H. Buckey
Chief Executive Officer	Executive Vice President/Finance, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, LCA-Vision Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, during 2007. In addition, LCA-Vision Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
February 27, 2008

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$17,614	$24,431
Short-term investments	42,534	70,801
Patient receivable, net of allowance for doubtful accounts of $3,628 and $2,310	12,071	11,269
Other accounts receivable	5,941	7,021
Prepaid professional fees	1,872	2,223
Prepaid income taxes	6,391	2,356
Deferred tax assets	3,450	11,155
Prepaid expenses and other	5,076	6,414

Total current assets	94,949	135,670

Property and equipment	106,788	77,323
Accumulated depreciation and amortization	(52,872)	(46,399)
Property and equipment, net	53,916	30,924

Long-term investments	2,250	-
Accounts receivable, net of allowance for doubtful accounts of $1,489 and $532	5,197	2,174
Deferred compensation plan assets	5,540	4,090
Investment in unconsolidated businesses	590	904
Deferred tax assets	13,561	12,141
Other assets	3,644	4,256

Total assets	$179,647	$190,159

Liabilities and stockholders' investment
Current liabilities
Accounts payable	$10,396	$5,264
Accrued liabilities and other	13,861	9,800
Deferred revenue	18,719	22,234
Capital lease obligations maturing in one year	3,941	3,360

Total current liabilities	46,917	40,658

Capital lease obligations	2,012	2,431
Deferred compensation liability	5,516	4,136
Insurance reserve	8,493	6,163
Deferred revenue	23,110	27,608
Minority equity interest	-	47

Stockholders' investment
Common stock ($.001 par value; 25,114,244 and 24,814,542 shares and 18,482,658 and 19,821,348 shares issued and outstanding, respectively)	25	25
Contributed capital	172,965	162,245
Common stock in treasury, at cost (6,631,586 shares and 4,993,194 shares)	(114,427)	(69,487)
Retained earnings	34,597	16,320
Accumulated other comprehensive income	439	13
Total stockholders' investment	93,599	109,116

Total liabilities and stockholders' investment	$179,647	$190,159

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Revenues - Laser refractive surgery	$292,635	$238,925	$176,874

Operating costs and expenses
Medical professional and license fees	49,312	42,954	33,499
Direct costs of services	97,423	77,612	54,952
General and administrative expenses	22,657	21,156	14,021
Marketing and advertising	66,469	47,971	31,813
Depreciation	11,209	8,453	7,636

Operating income	45,565	40,779	34,953

Equity in earnings from unconsolidated businesses	814	746	328
Net investment income	5,953	6,182	3,929
Other expense, net	(607)	(27)	(397)

Income before taxes on income	51,725	47,680	38,813

Income tax expense	19,221	19,310	15,832

Net income	$32,504	$28,370	$22,981

Income per common share
Basic	$1.66	$1.37	$1.12
Diluted	$1.64	$1.34	$1.07

Weighted average shares outstanding
Basic	19,572	20,694	20,500
Diluted	19,858	21,235	21,492

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash flow from operating activities:
Net income	$32,504	$28,370	$22,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,209	8,453	7,636
Provision for loss on doubtful accounts	7,675	1,855	1,778
Deferred income taxes	5,369	(6,436)	(2,297)
Tax benefit on disqualified disposition of stock options	-	-	5,670
Stock-based compensation	5,024	5,665	-
Insurance reserve	2,330	2,323	1,272
Equity in earnings from unconsolidated affiliates	(814)	(746)	(328)
Distributions from unconsolidated affiliates	1,128	-	1,215
Changes in working capital:
Patient accounts receivable	(11,500)	(3,903)	(3,800)
Other accounts receivable	1,080	(1,087)	(3,554)
Prepaid income taxes	(4,035)	520	(2,608)
Prepaid expenses and other	1,338	(2,383)	(1,544)
Accounts payable	5,132	1,464	(1,723)
Deferred revenue, net of professional fees	(7,212)	16,202	13,971
Accrued liabilities and other	5,751	1,364	829
Net cash provided by operations	54,979	51,661	39,498

Cash flows from investing activities:
Purchases of property and equipment	(28,864)	(9,656)	(10,748)
Purchases of investment securities	(330,826)	(308,943)	-
Proceeds from sale of investment securities	356,874	238,013	-
Other, net	278	119	170
Net cash used in investing activities	(2,538)	(80,467)	(10,578)

Cash flows from financing activities:
Principal payments of capital lease obligations	(5,782)	(2,795)	(1,140)
Shares repurchased for treasury stock	(44,940)	(51,816)	(2,209)
Tax benefits related to stock-based compensation	2,121	5,409	-
Exercise of stock options	3,499	5,528	4,884
Dividends paid to stockholders	(13,984)	(11,131)	(7,407)
Other	(172)	(19)	-
Net cash used in financing activities	(59,258)	(54,824)	(5,872)

(Decrease) increase in cash and cash equivalents	(6,817)	(83,630)	23,048

Cash and cash equivalents at beginning of year	24,431	108,061	85,013

Cash and cash equivalents at end of year	$17,614	$24,431	$108,061

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
			(Dollars in thousands)
Common Stock
Balance at beginning of year	24,814,542	$25	24,368,992	$24	23,767,353	$24
Employee plans	299,702	-	445,550	1	601,639	-
Balance at end of year	25,114,244	$25	24,814,542	$25	24,368,992	$24

Common Stock in Treasury
Balance at beginning of year	(4,993,194)	$(69,487)	(3,600,794)	$(17,671)	(3,550,794)	$(15,462)
Shares repurchased	(1,638,392)	(44,940)	(1,392,400)	(51,816)	(50,000)	(2,209)
Balance at end of year	(6,631,586)	$(114,427)	(4,993,194)	$(69,487)	(3,600,794)	$(17,671)

Contributed Capital
Balance at beginning of year		$162,245		$145,262		$134,708
Employee stock plans		3,499		5,527		4,884
Stock based compensation		5,024		5,665		-
Deferred tax benefit of disqualified stock options		2,197		5,791		5,670
Balance at end of year		$172,965		$162,245		$145,262

Retained Earnings (Deficit)
Balance at beginning of year		$16,320		$(919)		$(16,493)
Net income		32,504		28,370		22,981
Adjustments for adoption of FIN 48		(243)		-		-
Dividends paid, $0.72, $0.54 and $0.36 per common share in 2007, 2006 and 2005, respectively		(13,984)		(11,131)		(7,407)
Balance at end of year		$34,597		$16,320		$(919)

Accumulated Other Comprehensive Income
Balance at beginning of year		$13		$7		$299
Foreign currency translation adjustments		367		1		(286)
Unrealized investment gain (loss), net of tax		59		5		(6)
Balance at end of year		$439		$13		$7

Total Stockholders' Investment		$93,599		$109,116		$126,703

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description Of Business And Summary Of Significant Accounting Policies

Business

We are a leading developer and operator of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use fixed-site excimer lasers manufactured by Bausch & Lomb, Advanced Medical Optics, Alcon and Wavelight. Our vision centers are supported mainly by independent board-certified ophthalmologists and credentialed optometrists as well as other health care professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.

As of December 31, 2007, we operated 72 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States. We are also part of a joint venture in Canada. Due to the nature of our operations and organization, we operate in only one business segment.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include patient financing receivables and reserves, insurance reserves, income taxes and enhancement accruals. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Reclassifications

Certain prior period amounts have been reclassified in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the consolidated financial statements.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Other assets include $500,000 of cash maintained by our consolidated captive insurance company pursuant to statutory requirements as of December 31, 2007. These funds are not available for general corporate purposes.

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

The following table is a summary of available-for-sale securities (dollars in thousands) at December 31, 2007 and 2006:

December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Value)
Corporate bonds	$12,459	$-	$-	$12,459
Municipal bonds	29,293	61	-	29,354
Equities	2,884	87	-	2,971
Total investments	$44,636	$148	$-	$44,784

December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Value)
Corporate bonds	$6,795	$-	$-	$6,795
U.S. Government securities	11,468	12	(6)	11,474
Municipal bonds	52,615	10	(93)	52,532
Total investments	$70,878	$22	$(99)	$70,801

The gross realized gains and losses on sales of available-for-sale securities for the twelve months ended December 31, 2007 totaled $133,000 and $22,000, respectively. The gross realized gains and losses on sales of available-for-sale securities for the twelve months ended December 31, 2006 totaled $18,000 and $7,000, respectively.

Certain of the corporate and municipal bonds included in our available-for-sale security portfolio are auction rate instruments that pay a floating rate of interest that is set periodically through a Dutch Auction process. Rates are determined by the credit quality of the issuer, supply and demand of a particular issue, frequency of the rate reset and any tax benefits associated with the security. At December 31, 2007, our available-for-sale security portfolio includes $18,300,000 in auction rate instruments.

At December 31, 2007, there were two instruments with a combined fair value of $2,250,000 that had experienced a failed auction. These instruments have been classified as long-term assets in our Consolidated Balance Sheets at December 31, 2007. In February 2008, the Company had four additional instruments with a combined fair value of $2,275,000 that had experienced a failed auction. In instances where failures occur, the reset interest rate typically range from LIBOR plus 50 to 200 basis points for corporate bond securities to as high as 20% for municipal bonds. As with our entire corporate and municipal bond portfolio, these instruments are all investment grade and guaranteed by investment grade monoline insurers. We have no reason to believe that the underlying issuers are at risk. Because the underlying bonds are all AAA rated, guaranteed by investment grade monoline insurers and the interest rate resets are above market, we believe these securities offer good value. We have the ability to hold these instruments until maturity, if necessary.

Other than the two instruments totaling $2,250,000 noted above, our available-for-sale security portfolio is classified as short-term at December 31, 2007, since we intend that such investments are available for operating purposes. The net carrying value and estimated fair value of debt securities available for sale at December 31, 2007, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
(Dollars in thousands at December 31, 2007)
Due in one year or less	$18,904	$18,936
Due after one year through three years	2,546	2,565
Due after three years	20,302	20,312
Total debt securities	$41,752	$41,813
Equities	2,884	2,971
Total investments	$44,636	$44,784

Patient and Other Accounts Receivable

Patient and other accounts receivable are comprised primarily of amounts owed to the Company from patients and from credit card companies, a third-party financing company and vendors. Patient receivables are presented net of allowances for doubtful accounts of $5,117,000 and $2,842,000 at December 31, 2007 and 2006, respectively. For patients that we finance with an initial term over 12 months, we recognize revenues based upon the present values of the expected payments. Finance charges on patient receivables were $1,843,000 in 2007, $1,094,000 in 2006 and $857,000 in 2005. These amounts are included in net investment income within the Consolidated Statements of Operation. At December 31, 2007 and 2006, the discount in receivables with an initial term over 12 months was $99,000 and $117,000, respectively.

Allowance for Doubtful Accounts

We provide patient financing to certain of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing and the credit experience of other centers that provide financing to customers similar to ours. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. Our policy is to reserve for all receivables that remain open past financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates and recent default activity.

Property and Equipment, and Depreciation and Amortization

We record our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, the related cost and accumulated depreciation are deducted from the amounts reported in the Consolidated Balance Sheets and any gains or losses on disposition are recognized in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred. Assets recorded under capitalized leases are included within property and equipment.

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years. Amortization of leasehold improvements is recorded in the Consolidated Statements of Operations as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows are written down to fair value, which is generally determined from estimated discounted cash flows for assets held for use.

Deferred Compensation Plan Assets

The deferred compensation plan assets are invested in a variety of mutual funds including a money market fund, a bond fund and several equity funds. Assets are reported at fair value.

Financial Instruments

Concentration of Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of temporary cash investments and investments. Our policy is to place our temporary cash investments in investment-grade, interest-bearing corporate securities or obligations of, or guaranteed by, the U.S. government or state and municipal related entities and in selected equities.

Fair Values of Financial Instruments

The cost basis of our cash and cash equivalents, patient and other accounts receivable with an initial term within 12 months and accounts payable approximate their fair values due to their short term maturities. For patient receivables with an initial term in excess of 12 months, we record the present value of the expected payments discounted at a rate commensurate with current market rates charged by other providers of unsecured credit to similar customers. The fair values of available-for-sale securities are based on quoted market prices.

Accrued Enhancement Expense

Effective June 15, 2007, participation in our lifetime acuity program is included in the base surgical price for substantially all of our patients. Under the lifetime acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under the revised pricing structure, we account for the lifetime acuity program as a warranty obligation under the provisions of Financial Accounting Standards Board (FASB) Statement No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of the extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the Company’s lifetime acuity program now is included in the base surgical price. Under this pricing model, no warranty-related revenue deferrals have occurred or will occur for procedures performed after June 15, 2007. Revenue previously deferred from the sale of the separately priced acuity programs will be recognized in the future over a seven year period.

In addition to the deferral of revenues for those procedures performed prior to the elimination of separately priced acuity programs on June 15, 2007, we also have deferred a portion of our costs of service related to professional fees paid to the attending surgeon when a procedure is performed. The physician receives no incremental fee for an enhancement procedure. Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral as a direct and incremental cost of the warranty contract. We use the same historical experience to amortize deferred professional fees that we use to amortize deferred revenue.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of December 31, 2007 and 2006, we maintained insurance reserves of $8,493,000 and $6,163,000, respectively, which primarily represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The loss reserves developed by our actuaries are determined by comparing our historical claim experience to comparable insurance industry experience.

Income Taxes

We are subject to income taxes in the United States and Canada. Significant judgment is required in determining our provision for income taxes and the related assets and liabilities.  Income taxes are accounted for under FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes.  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities, and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse.  The effect on deferred taxes of changes in tax rates is recognized in the period in which the enactment date changes.  Valuation allowances are established when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized. During 2007, we utilized our remaining $1,954,000 in net operating loss carryforwards to reduce our current period taxable income.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain.  In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this Interpretation is a two-step process.  The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is assessed to determine the cost or benefit to be recognized in the financial statements.  We adopted the provisions of FIN 48 on January 1, 2007 as further discussed in Note 4. The cumulative effect of adoption of FIN 48 resulted in a reduction to the January 1, 2007 opening retained earnings balance of $243,000.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

The following is a reconciliation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data).

	2007	2006	2005
Basic Earnings
Net income	$32,504	$28,370	$22,981
Weighted average shares outstanding	19,572	20,694	20,500
Basic earnings per share	$1.66	$1.37	$1.12

Diluted Earnings
Net income	$32,504	$28,370	$22,981
Weighted average shares outstanding	19,572	20,694	20,500
Effect of dilutive securities
Stock options	251	525	992
Restricted stock	35	16	-
Weighted average common shares and potential dilutive shares	19,858	21,235	21,492
Diluted earnings per share	$1.64	$1.34	$1.07

For each reported year, outstanding stock options having a grant price greater than the average market price of the common shares for the year were not included in the computation of diluted earnings per share because the effect of these options would be antidilutive. The total number of these shares was 42,970, 26,317 and 19,578 in 2007, 2006 and 2005, respectively.

Revenue Recognition

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectibility is reasonably assured. Revenues associated with separately priced acuity programs are deferred and recognized over the period in which future costs of performing the post-surgical enhancement procedures are expected to be incurred as we have sufficient experience to support that costs associated with future enhancements will be incurred on other than a straight-line basis.

Marketing and Advertising Expenditures

Marketing and advertising costs are expensed as incurred, except for the costs associated with direct mail. Direct mail costs include printing mailers for future use, purchasing mailing lists of potential customers and postage cost. The printing and postage costs are expensed as the items are mailed. The mailing lists are amortized over a twelve-month period consistent with their use. Prepaid advertising expense (principally direct mail cost) was $1,665,000 at December 31, 2007, and $3,702,000 at December 31, 2006.

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

Prior to the adoption of SFAS 123(R), the Company granted primarily stock options to employees. Since the adoption of SFAS 123(R), the Company has not granted any stock options except for one stock option grant for 3,000 shares, but instead has issued restricted stock units. Restricted stock unit awards to executive officers have performance conditions and cliff vesting. Restricted stock units awarded to other employees and non-employee directors do not have performance conditions and vest over specified time periods subject to continued employment or service.

As a result of adopting SFAS 123(R) on January 1, 2006, and our resulting decision to begin issuing restricted stock units after January 1, 2006, the Company’s income before income taxes and net income for 2006 were lower than if we had continued to account for share-based compensation under Opinion 25 in the following amounts (in thousands except per share amounts):

2006
Decrease in income before income taxes	$5,665
Decrease in net income	$4,511

Decrease in earnings per share
Basic	$0.22
Diluted	$0.21

Because we adopted SFAS 123(R) using the modified prospective approach, the prior years were not restated. The following table sets forth the effect on net income and basic and diluted earnings per share as if we had applied the fair value recognition provisions for our stock-based compensation arrangements for 2005 (dollars in thousands except per share amounts).

2005
Net income, as reported	$22,981
Deduct: total stock-based employee compensation expense determined under fair value based method, net of tax	2,627
Pro forma net income	$20,354

Earnings per share:
Basic - as reported	$1.12
Basic - pro forma	$0.99

Diluted - as reported	$1.07
Diluated - pro forma	$0.95

Geographic Information

Information about our domestic and international operations follows. We have no operations or assets in any countries other than the U.S. and Canada. No single customer represented more than 10% of revenues in 2007, 2006 or 2005.

	Revenues from External Customers			Net Assets		Property and Equipment
(in thousands)	2007	2006	2005	2007	2006	2007	2006
United States	$292,635	$238,925	$171,906	$90,117	$106,846	$53,916	$30,924
Canada	-	-	4,968	3,482	2,270	-	-
	$292,635	$238,925	$176,874	$93,599	$109,116	$53,916	$30,924

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Account Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effects of fair value measures on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements since the FASB has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 became effective for us on January 1, 2008. We are currently in the process of finalizing the effect the adoption of SFAS 157 will have on the consolidated financial statements.

2. Stockholders' Investment

On November 22, 2006, the Company announced that the Board of Directors authorized a share repurchase plan under which the Company was authorized to purchase up to $50,000,000 of its common stock. Through August 13, 2007, the Company repurchased 1,481,630 shares of its common stock under this program at an average price of $33.75 per share, for a total cost of approximately $50,000,000.

On August 21, 2007, our Board of Directors authorized a new share repurchase plan under which the Company is authorized to purchase up to $50,000,000 of its common stock. Though December 31, 2007, the Company had repurchased 588,408 shares of its common stock under this new program at an average price of $16.99 per share, for a total cost of approximately $10,000,000.

At December 31, 2007, there were 6,631,586 shares of common stock held in treasury.

3. Investment in Unconsolidated Businesses

Our investments in unconsolidated businesses were $590,000 and $904,000 at December 31, 2007 and 2006, respectively. These balances represent our equity investments in Eyemed/LCA-Vision, LLC (50% ownership at December 31, 2007) and Lasik M.D. Toronto Inc. (30% ownership at December 31, 2007). We account for these investments using the equity method.

On July 1, 2005, we transferred financial and operational control of Lasik M.D. Toronto Inc. to our joint venture partners in Toronto, Canada. As a result, effective July 1, 2005, we began to account for the results of Lasik M.D. Toronto Inc. using the equity method. Prior to July 1, 2005, the financial results and balance sheet of Lasik M.D. Toronto Inc. were consolidated into our financial statements. For accounting purposes, reclassification of prior period financial statements is not permitted under U.S. generally accepted accounting principles. While there was no material difference in the net income or earnings per share as a result of this change, our revenues and reported procedure volume no longer include the procedures performed in Canada.

4. Income Taxes

The components of income tax expense for the three years ended December 31, 2007 are presented in the following table (dollars in thousands):

	2007	2006	2005
Current:
Federal	$11,990	$21,686	$14,247
State and local	1,862	4,060	3,386
Foreign	-	-	496
Total	13,852	25,746	18,129

Deferred:
Federal	4,865	(5,964)	(2,255)
State and local	504	(472)	(42)
Total	5,369	(6,436)	(2,297)

Income tax expense	$19,221	$19,310	$15,832

The foreign tax provisions consist primarily of Canadian income taxes. We have made no provision for U.S. income taxes on undistributed earnings of approximately $3,300,000 from our international business because it is our intention to reinvest those earnings in that operation. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. The amount of additional tax that might be payable upon reparation of these foreign earnings is approximately $447,000.

Income before income taxes for the last three years is presented in the following table (dollars in thousands):

	2007	2006	2005
Domestic	$50,880	$46,972	$37,638
Foreign	845	708	1,175
Total	$51,725	$47,680	$38,813

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities. Significant components of our deferred taxes are shown in the following table (dollars in thousands):

	December 31,
	2007	2006
Current deferred tax assets:
Deferred revenue	$1,014	$8,133
Net operating loss carryforwards	-	684
Allowance for doubtful accounts	2,043	1,135
Insurance reserves	259	601
Accrued enhancement expense	134	571
Other	-	31
Total current deferred tax assets	$3,450	$11,155

Long-term deferred tax assets:
Deferred revenue	$7,842	$9,366
Deferred compensation	2,203	1,567
Insurance reserves	1,696	-
Deferred lease credits	226	-
Share-based compensation	1,548	978
Property and equipment	46	230
Total long-term deferred tax assets	$13,561	$12,141

Net deferred tax assets	$17,011	$23,296

The following table reconciles the U.S. statutory federal income tax rate and the tax expense shown in our Consolidated Statements of Operations (dollars in thousands):

	2007	2006	2005
Tax at statutory federal rate	$18,104	$16,689	$13,585
State and local income taxes, net of federal benefit	1,714	2,169	2,084
Permanent differences	(194)	702	49
Other	(403)	(250)	114

Income tax expense	$19,221	$19,310	$15,832

During 2007, we utilized our remaining $1,954,000 in net operating losses to reduce our current period taxable income.

We adopted the provisions of FIN 48 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This interpretation also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The cumulative effect of adoption was a reduction in the January 1, 2007 opening balance of retained earnings of $243,000. Prior to the adoption of FIN 48, accruals for tax contingencies were provided for in accordance with the requirements of SFAS 5.

Through December 31, 2007, the amount of our unrecognized tax benefits decreased by $972,000 to $574,000, principally as a result of a tax accounting method change related to fixed asset depreciable lives. This decrease was offset by a $1,134,000 change in deferred tax assets and a $162,000 increase of income tax expense. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,546,000
Additions based on tax positions related to the current year	28,000
Additions for tax positions of prior years	342,000
Reductions for tax positions of prior years	(2,000)
Reductions due to statute expiration	(24,000)
Settlements	(1,316,000)
Balance at December 31, 2007	$574,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $141,000. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate. It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months. However, the Company does not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. During the year ended December 31, 2007, we recognized tax benefit of approximately $62,000 in interest and penalties. We have approximately $68,000 in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is subject to audit by taxing authorities for fiscal years ending 2004 through 2006. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing; however the statute of limitations also remains open for prior tax years because, in 2007, the Company utilized net operating losses that were generated in prior years. The net operating loss carryforwards from those prior tax years are subject to adjustments for three years after the filing of the income tax return for the year in which the net operating losses are utilized. The Internal Revenue Service recently began an audit of our 2006 tax year. It is not possible to predict the timing of the conclusion of this audit. Based on the early status of the audit and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of such changes, if any, to previously recorded unrecognized tax benefits.

5.  Leasing Arrangements

We lease office space for our vision centers under lease arrangements that qualify as operating leases. For leases that contain predetermined fixed escalations of the minimum rentals and/or rent abatements subsequent to taking possession of the leased property, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The liability for predetermined fixed escalations of the minimum rentals and/or rent abatements is not material to the consolidated financial statements at December 31, 2007 and 2006. Capitalized leases are being used to finance the lasers used in the laser vision correction procedures. Capital lease assets are included in property and equipment.

The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2007
	Capital Leases	Operating Leases
Year
2008	$4,412	$9,034
2009	2,066	8,578
2010	263	7,276
2011	-	5,694
2012	-	4,089
Beyond 2012	-	4,174
Total minimum rental commitment	6,741	$38,845
Less interest	788
Present value of minimum lease payments	5,953
Less current installments	3,941
Long-term obligations at December 31, 2007	$2,012

The net book value of assets under capitalized leases was $9,474,000 at December 31, 2007 and $5,763,000 at December 31, 2006.

Total rent expense under operating leases amounted to $11,471,000 in 2007, $8,661,000 in 2006 and $6,385,000 in 2005.

6. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants' accounts. We made contributions of $80,882 in 2007; $68,000 in 2006; and $52,000 in 2005.

Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”). With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan. Under the stock incentive plans, at December 31, 2007, approximately 781,000 shares of our common stock were reserved for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 91,000 shares under the 1995 Plan, 333,000 shares under the 1998 Plan, 266,000 shares under the 2001 Plan, and 91,000 shares under the 2006 Plan. At December 31, 2007, a total of 1,633,414 shares were available for future awards under the 2006 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

The 2006 Plan permits us to issue incentive or non-qualified stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and cash awards to employees and non-employee directors.

As disclosed in Note 1, we adopted SFAS 123(R) on January 1, 2006 under the modified prospective method. The components of our pre-tax stock-based compensation expense (net of forfeitures) and associated income tax benefits are as follows (in thousands of dollars):

	2007	2006
Stock Options	$2,179	$4,080
Restricted Stock	2,845	1,585
	$5,024	$5,665

Income Tax Benefit	$1,294	$1,154

Stock Options

Our stock incentive plans permit certain employees to receive grants of fixed-price stock options. The option price is equal to the fair value of a share of the underlying stock at the date of grant. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.

The fair value of each stock option is estimated on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur. The dividend yield reflects the assumption that the current dividend payout will continue with no increases.

In 2007, there were 3,000 stock options granted. No stock options were granted in 2006. The fair value of each common stock option granted during 2007 and 2005 was estimated using the following weighted-average assumptions:

	2007	2005
Dividend yield	3.69%	1.0 - 1.2%
Expected volatility	417%	77 - 93%
Risk-free interest rate	3.54%	3.28 - 4.33%
Expected lives (in years)	3	2 - 5

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2007, 2006 and 2005 was approximately $7,472,000, $16,389,000 and $19,780,000 respectively. As of December 31, 2007, the aggregate intrinsic value of outstanding stock options, options vested and expected to vest, and options exercisable was $2,662,000, $2,648,000 and $2,448,000, respectively. The aggregate intrinsic values represent the total pretax intrinsic value (the difference between the closing stock price of our stock on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holders of those options had all option holders exercised their options on December 31, 2007. These amounts will change based on the fair market value of our stock.

Cash received from option exercises under all share-based payment arrangements for 2007 was approximately $3,499,000 for 2007, $5,528,000 for 2006 and $4,884,000 for 2005. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for 2007 and 2006 was approximately $2,121,000 and $5,409,000, respectively. SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows. Prior to the adoption of SFAS 123(R), we presented all income tax benefits from deductions resulting from stock-based compensation costs as operating cash flows in the consolidated statements of cash flows.

At December 31, 2007, there was $1,404,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately 0.82 years.

The Company did not make any modifications to outstanding share options prior to the adoption of SFAS 123(R). There were no changes in valuation methodology after the adoption of SFAS 123(R). The only change of assumptions was in the recognition of forfeitures. Prior to the adoption of SFAS 123(R), forfeitures were recognized on a proforma basis in the period in which they occurred. With the adoption of SFAS 123(R), the Company now estimates forfeitures based on a number of factors, including historical forfeiture rates, trends and expected forfeitures (currently estimated at 4%).

The following table summarizes the status of options granted under our 1995, 1998, 2001 and 2006 Plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	1,773,465	$10.83
Granted	403,398	28.99
Exercised	(601,639)	8.12
Cancelled/forfeited	(80,584)	16.54
Outstanding at December 31, 2005	1,494,640	16.64
Exercised	(440,774)	12.54
Cancelled/forfeited	(96,624)	19.21
Outstanding at December 31, 2006	957,242	18.27
Granted	3,000	18.43
Exercised	(259,017)	13.51
Cancelled/forfeited	(61,627)	20.39
Outstanding at December 31, 2007	639,598	19.73

Options exercisable, December 31, 2007	506,666	18.87
Options expected to vest, December 31, 2007	632,614	19.71

The following table summarizes information about the stock options granted under the 1995, 1998, 2001 and 2006 Plans that were outstanding at December 31, 2007:

		Stock Options Outstanding			Stock Options Exercisable
Range of exercise prices		Outstanding as of December 31, 2007	Weighted- average remaining contractual life	Weighted- average exercise price	Exercisable as of December 31, 2007	Weighted- average exercise prie
$2.33	$10.59	74,960	4.15	$6.05	74,960	$6.05
10.65	12.19	90,368	5.82	11.95	86,618	11.95
12.50	14.08	73,125	2.77	13.42	65,625	13.42
14.31	16.60	103,389	6.40	16.39	67,089	16.28
17.27	22.81	60,401	6.00	20.67	44,300	20.82
27.05	27.05	120,337	7.01	27.05	61,225	27.05
28.59	30.59	78,334	2.26	30.28	76,667	30.32
33.45	42.56	28,684	5.18	37.42	23,516	37.66
44.60	44.60	5,000	7.56	44.60	3,333	44.60
48.25	48.25	5,000	7.50	48.25	3,333	48.25
$2.33	$48.25	639,598	5.17	$19.73	506,666	$18.87

The weighted-average fair value of options granted was $18.43 per share during 2007 and $28.99 per share during 2005.

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

Restricted stock awards granted to employees and non-employee directors during 2007 totaled 95,507 shares. There were no restricted stock awards prior to January 1, 2006. The fair value of the awards at the grant date is expensed over the applicable vesting periods.

As of December 31, 2007, there was $4,870,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes the restricted stock activity for 2007 and 2006:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	-	$-
Granted	142,895	42.40
Released	(4,776)	41.57
Forfeited	(18,872)	42.45
Outstanding at December 31, 2006	119,247	42.43
Granted	95,507	39.73
Released	(40,685)	40.86
Forfeited	(32,845)	42.28
Outstanding at December 31, 2007	141,224	41.10

7.  Commitments and Contingencies

On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and July 30, 2007.  On November 8, 2007, an additional complaint was filed against LCA-Vision and certain of its current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and November 2, 2007.  The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, alleging that certain of LCA-Vision's public disclosures regarding its financial performance and prospects were false or misleading. The plaintiffs seek to recover damages on behalf of the class members.  These cases have been consolidated into one action; the consolidated complaint is due on March 11, 2008.  LCA-Vision is in the process of evaluating these claims. We strongly believe that these actions lack merit, and we intend to defend against the claims vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above.  LCA-Vision is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss to be filed in the consolidated class action, discussed above. LCA-Vision is in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to-date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective as of December 18, 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. As of December 31, 2007 and 2006, we maintain an insurance reserve amount of $8,493,000 and $6,163,000, respectively, which primarily represents an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not reported.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

8. Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information

	At December 31,
	2007	2006
Property and Equipment is comprised of the following:
Land	$354	$354
Building and improvements	5,513	6,351
Leasehold improvements	19,840	12,929
Furniture and fixtures	5,403	4,804
Equipment	51,581	40,913
Equipment under capital leases	13,944	7,834
	96,635	73,185
Accumulated depreciation	(52,872)	(46,399)
Construction in progress	10,153	4,138
	$53,916	$30,924

Accrued Liabilities and Other is comprised of the following:
Accrued payroll and related benefits	4,595	2,851
Accrued financing fees	2,047	1,257
Accrued enhancement expense	1,372	1,314
Invoices and other expenses accrued at year-end	5,847	4,378
	$13,861	$9,800

Cash Flow Information

	For the Year Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$507	$302	$104
Income taxes	15,928	18,961	15,348

Non-cash investing activities:
Capital leases	$5,944	$5,030	$3,778

Other Comprehensive Income (Loss) Information

Comprehensive income (loss)
Net income	$32,504	$28,370	$22,981
Unrealized investment gain (loss), net of tax	59	5	(6)
Foreign currency translation adjustments	367	1	(286)
Total comprehensive income	$32,930	$28,376	$22,689

9. Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any twelve-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$78,663	$69,685	$74,584	$69,703	$66,750	$60,297	$55,841	$56,037
Operating income	15,543	10,039	14,130	5,853	14,710	12,400	6,818	6,851
Income before taxes	17,298	12,033	15,848	6,546	16,282	13,992	8,518	8,888
Net income	10,926	7,414	10,018	4,146	9,427	8,033	5,337	5,573
Earnings per share
Basic	$0.55	$0.37	$0.51	$0.22	$0.45	$0.39	$0.26	$0.27
Diluted	$0.54	$0.36	$0.51	$0.22	$0.44	$0.37	$0.25	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures

LCA-Vision Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated to the company’s management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2007, an evaluation was carried out by the company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, the Chief Executive Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2007, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCA-Vision Inc.’s internal control over financial reporting.

Management’s report on internal control over financial reporting

Information on the Company’s internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data - Report of Management on Internal Control over Financial Reporting.”

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” “Executive Officers” and “Information About the Board of Directors and Its Committees” to be included in our definitive Proxy Statement which will be filed with the Securities and Exchange Commission (SEC) in connection with the 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference from “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2008 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2007.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)
	( a )	( b )	( c )
Equity compensation plans approved by security holders	780,822	$19.37	1,633,414
Equity compensation plans not approved by security holders	-	-	-
Total	780,822	$19.37	1,633,414

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference from “Information About the Board of Directors and Its Committees” and “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated from “Ratification of Appointment of Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders' Investment for years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

(a)(2) List of Schedules

Schedule II Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts and Reserves

LCA-Vision Inc.
For the years ended December 31, 2007, 2006 and 2005
(in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$2,842	$7,675	$5,400	$5,117
Insurance reserve	6,163	2,697	367	8,493

Year ended December 31, 2006:
Allowance for doubtful accounts	$3,145	$1,855	$2,158	$2,842
Insurance reserve	3,840	2,530	207	6,163

Year ended December 31, 2005:
Allowance for doubtful accounts	$2,865	$1,778	$1,498	$3,145
Insurance reserve	2,568	1,466	194	3,840

(a)(3) List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)
*3(b)	Amended Bylaws of Registrant (Exhibit 3 (b) to Current Report on Form 8-K filed June 15, 2007)
*10(a)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)
*10(b)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement for Special Meeting of Stockholders, filed September 22, 1998)
*10(c)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement for 2001 Annual Meeting of Stockholders, filed on April 9, 2001)
*10(d)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3, filed September 23, 2003)
*10(e)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)
*10(f)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)
*10(g)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)
*10(h)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)
*10(i)	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)
*10(j)	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)
*10(k)	Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2006)
*14	Code of Business Conduct and Ethics (Exhibit 14 to Annual Report on Form 10-K for the year ended December 31, 2003)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
24	Powers of Attorney (contained on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of February, 2008.

LCA-Vision Inc.

By: /s/ Steven C. Straus
Steven C. Straus, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Steven C. Straus and Alan H. Buckey his true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2007, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 27th day of February, 2008.

/s/ Steven C. Straus	Chief Executive Officer
Steven C. Straus	(Principal Executive Officer)

/s/ Alan H. Buckey	Executive Vice President/Finance and Chief Financial Officer
Alan H. Buckey	(Principal Financial and Accounting Officer)

/s/ E. Anthony Woods	Chairman of the Board
E. Anthony Woods

/s/ William F. Bahl	Director
William F. Bahl

/s/ Thomas G. Cody	Director
Thomas G. Cody

/s/ John H. Gutfreund	Director
John H. Gutfreund

/s/ John C. Hassan	Director
John C. Hassan