Form 10-Q
period 2008-03-31
LCA VISION INC
filed 2008-04-29
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,523,788 shares as of April 23, 2008.

LCA-Vision Inc.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$26,036	$17,614
Short-term investments	21,225	42,534
Patient receivables, net of allowance for doubtful accounts of $3,455 and $2,987	13,901	12,712
Other accounts receivable	6,980	5,941
Prepaid professional fees	1,618	1,872
Prepaid income taxes	173	6,391
Deferred tax assets	3,900	3,450
Prepaid expenses and other	8,020	5,076

Total current assets	81,853	95,590

Property and equipment	117,616	106,788
Accumulated depreciation and amortization	(57,032)	(52,872)
Property and equipment, net	60,584	53,916

Long-term investments	10,477	2,250
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $2,130	5,083	4,556
Deferred compensation plan assets	3,381	5,540
Investment in unconsolidated businesses	746	590
Deferred tax assets	12,413	13,561
Other assets	2,828	3,644

Total assets	$177,365	$179,647

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$8,393	$10,396
Accrued liabilities and other	13,079	13,219
Deferred revenue	16,180	18,719
Income taxes payable	3,469	642
Capital lease obligations maturing in one year	4,894	3,941

Total current liabilities	46,015	46,917

Capital lease obligations	2,069	2,012
Deferred compensation liability	3,387	5,516
Insurance reserves	9,798	8,493
Deferred revenue	20,051	23,110

Stockholders' investment
Common stock ($0.001 par value; 25,170,237 and 25,114,244 shares and
18,523,788 and 18,482,658 shares issued and outstanding, respectively)	25	25
Contributed capital	172,530	172,965
Common stock in treasury, at cost (6,646,449 shares and 6,631,586 shares)	(114,632)	(114,427)
Retained earnings	38,138	34,597
Accumulated other comprehensive (loss) income	(16)	439

Total stockholders' investment	96,045	93,599

Total liabilities and stockholders' investment	$177,365	$179,647

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues - Laser refractive surgery	$79,568	$78,663

Operating costs and expenses
Medical professional and license fees	14,761	13,975
Direct costs of services	24,726	24,465
General and administrative expenses	5,372	5,198
Marketing and advertising	19,984	17,178
Depreciation	4,254	2,304

Operating income	10,471	15,543

Equity in earnings from unconsolidated businesses	56	154
Net investment income	736	1,611
Other income (expense), net	18	(10)

Income before taxes on income	11,281	17,298

Income tax expense	4,405	6,372

Net income	$6,876	$10,926

Income per common share
Basic	$0.37	$0.55
Diluted	$0.37	$0.54

Dividends declared per share	$0.18	$0.18

Weighted average shares outstanding
Basic	18,495	19,903
Diluted	18,587	20,274

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flow from operating activities:
Net income	$6,876	$10,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,254	2,304
Provision for loss on doubtful accounts	2,080	1,460
Deferred income taxes	980	268
Stock based compensation	(101)	1,240
Insurance reserves	1,305	726
Equity in earnings of unconsolidated affiliates	(56)	(154)
Changes in operating assets and liabilities:
Patient accounts receivable	(3,796)	(4,463)
Other accounts receivable	(1,039)	(476)
Prepaid income taxes	6,218	2,356
Prepaid expenses and other	(2,944)	721
Accounts payable	(2,003)	5,254
Deferred revenue, net of professional fees	(5,038)	5,060
Income taxes payable	2,827	3,145
Accrued liabilities and other	(157)	1,789

Net cash provided by operations	9,406	30,156

Cash flow from investing activities:
Purchases of property and equipment	(9,330)	(1,973)
Purchases of investment securities	(54,942)	(63,163)
Proceeds from sale of investment securities	67,287	62,324
Other, net	480	(18)

Net cash provided by (used in) investing activities	3,495	(2,830)

Cash flow from financing activities:
Principal payments of capital lease obligations	(570)	(849)
Shares repurchased for treasury stock	(205)	(452)
Tax (expense) benefits related to stock-based compensation	(517)	1,094
Exercise of stock options	148	2,895
Dividends paid to stockholders	(3,335)	(3,613)

Net cash used in financing activities	(4,479)	(925)

Increase in cash and cash equivalents	8,422	26,401

Cash and cash equivalents at beginning of period	17,614	24,431

Cash and cash equivalents at end of period	$26,036	$50,832

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

About Our Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Advanced Medical Optics and Alcon. Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

As of March 31, 2008, we had 76 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of March 31, 2008 and December 31, 2007; condensed consolidated Statements of Income for the three months ended March 31, 2008 and 2007; and condensed consolidated Statements of Cash Flow for the three months ended March 31, 2008 and 2007. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. These financial statements and notes should be read together with the financial statements and notes in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the period ended March 31, 2008 are not necessarily indicative of results to be expected for the year ended December 31, 2008.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include investments, patient financing receivables and reserves, insurance reserves, enhancement reserves, income taxes and enhancement accruals. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassification

Certain prior-period amounts have been reclassified in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the consolidated financial statements.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in net investment income. Realized gains and losses and declines in value judged to be other than temporary are also included in net investment income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net investment income.

As of March 31, 2008 and December 31, 2007 there were available-for-sale securities of $31,702 and $44,784, respectively. The following table is a summary of available-for-sale securities at March 31, 2008 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Value)
Corporate bonds	$11,333	$-	$(356)	$10,977
U.S. Government securities	859	-	-	859
Municipal bonds	17,153	99	(117)	17,135
Equities	2,917	-	(186)	2,731
Total investments	$32,262	$99	$(659)	$31,702

The gross realized gains on sales of available-for-sale securities for the three months ended March 31, 2008 was $10,000. The gross realized loss on sales of available-for-sale securities for the three-month period ended March 31, 2007 was $4,000.

At March 31, 2008, the corporate and municipal bonds included in our available-for-sale security portfolio included $12,075,000 in amortized cost of auction rate instruments that pay a floating rate of interest set periodically through a Dutch Auction process typically held every 7, 28 or 35 days. Rates are determined by the credit quality of the issuer, supply and demand of a particular issue, frequency of the rate reset and any tax benefits associated with the security. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. At March 31, 2008, the majority of our auction rate instruments were investment grade and some were backed by monoline insurance companies. Until January 2008, the auction rate securities market was highly liquid. Beginning in January 2008, certain of our auction rate instruments “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a discounted cash flow model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included credit quality, final stated maturities, estimates of the probability of the issue being called prior to final maturity, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods. Based on this analysis, we recorded a temporary unrealized loss of $473,000, or $284,000 on an after-tax basis, related to our auction rate instruments as of March 31, 2008. We believe these temporary unrealized losses, recorded as a component of accumulated other comprehensive income with stockholders’ investment, can be attributed to fair value fluctuations in an unstable credit environment.

We currently have no reason to believe that any of the underlying issuers of our auction rate instruments are presently at risk of default. We have continued to receive interest payments on the auction rate instruments in accordance with their stated terms. Since March 31, 2008, $1,125,000 of our auction rate instruments have been redeemed and these were classified as short term investments. We believe that we will ultimately be able to liquidate the remainder of our auction rate instruments without significant loss. However, as a result of the failed auctions and excluding those securities redeemed subsequent to March 31, 2008, our auction rate instruments are not currently liquid. Due to this recent change and the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to March 31, 2008 as long-term. The fair value and par value of our long-term auction rate instruments were $10,477,000 and $10,950,000 at March 31, 2008, respectively.

The net carrying value and estimated fair value of debt securities available for sale at March 31, 2008, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,732	$14,785
Due after one year through three years	2,538	2,584
Due after three years	12,075	11,602
Equities	2,917	2,731
Total investments	$32,262	$31,702

Fair Values of Financial Instruments

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2 (FSP 157-2), “Effective Date of FASB Statement No. 157,” we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Level inputs, as defined by SFAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as March 31, 2008 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$26,036	$-	$-	$26,036
Available-for-sale securities	2,731	18,494	10,477	31,702
Deferred compensation assets	3,381	-	-	3,381
Total	$32,148	$18,494	$10,477	$61,119

Liabilities:
Deferred compensation laibilities	$3,387	$-	$-	$3,387

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair value of available-for-sale securities are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair value of our auction rate instruments are classified in Level 3 as previously described. We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals. The investment assets of the rabbi trust are valued using quoted market prices. The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices. We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Taxable	Tax-Exempt
	Auction	Auction
	Rate	Rate
	Securities	Securities	Total

Balance as of January 1, 2008	$2,600	$15,125	$17,725

Assets acquired	-	2,150	2,150
Assets sold	(350)	(8,575)	(8,925)
Transfers in (out) of Level 3	-	-	-
Gains (losses) included in earnings	-	-	-
Gains (losses) included in other comprehensive income	(356)	(117)	(473)

Balance as of March 31, 2008	$1,894	$8,583	$10,477

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Accrued Enhancement Expense

Effective June 15, 2007, participation in our Lifetime Satisfaction Program (“acuity program”) is included in the base surgical price for substantially all of our patients. Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under the revised pricing structure, we account for the acuity program as a warranty obligation under the provisions of FASB Statement No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

We offer our patients extended acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of an extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the acuity program now is included in the base surgical price. Under this pricing model, no warranty-related revenue deferrals have occurred or will occur for procedures performed after June 15, 2007. Revenue previously deferred from the sale of the separately priced acuity programs will be recognized in the future over a seven-year period.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of March 31, 2008 and December 31, 2007, the deferred revenue balance totaled $36,231,000 and $41,829,000, respectively.

Captive Insurance Company

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of March 31, 2008 and December 31, 2007, we maintained insurance reserves of $9,798,000 and $8,493,000, respectively, which primarily represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The loss reserves developed by our actuaries are determined by comparing our historical claim experience to comparable insurance industry experience.

Income Taxes

The following table summarizes the components of the income tax provision for the three-month period ended March 31, 2008 and 2007 (dollars in thousands):

	March 31,
	2008	2007
Federal income taxes	$3,685	$5,374
State income taxes, net of federal benefit	720	998
Income tax provision	$4,405	$6,372

Effective income tax rate	39.0%	36.8%

Our effective income tax rate increased for the three-month period ended March 31, 2008 as compared with the corresponding period ended March 31, 2007 due to the application of FAS 123(R) to the disqualifying dispositions for incentive stock options, which were large in first quarter 2007 producing a tax benefit.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We adopted FIN 48 as of January 1, 2007. The cumulative effect of adopting FIN 48, including adjustments to applicable interest and penalties, was an increase in the liability for uncertainty in income taxes in the amount of $988,000. This was offset on the balance sheet by an increase to non-current deferred tax assets of $745,000 and a reduction of retained earnings in the amount of $243,000.

Our total unrecognized tax benefits at December 31, 2007 were $574,000. Of this amount, $141,000 would affect the effective tax rate, if recognized. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Income. We recorded approximately $12,000 in interest and penalties related to unrecognized tax benefits during the first quarter of 2008. During the three months ended March 31, 2008, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded. It is reasonably possible that the amount of the unrecognized tax benefit may increase or decrease within the next 12 months as a result of settlements of ongoing audits. We currently do not anticipate that any increase or decrease in unrecognized tax benefits will be material to the condensed consolidated financial statements.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing; however, the statute of limitations also remains open for prior tax years because, in 2007, we utilized net operating losses that were generated in prior years. The net operating loss carryforwards from those prior tax years are subject to adjustments for three years after the filing of the income tax return for the year in which the net operating losses are utilized. The Internal Revenue Service recently began an audit of our 2006 tax year. Based on the early status of the audit and the protocol of finalizing audits by the relevant tax authorities, it is not possible to estimate the impact of the changes, if any, to previously recorded unrecognized tax benefits.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average number of common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average number of common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

The following is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Basic Earnings
Net income	$6,876	$10,926
Weighted average shares outstanding	18,495	19,903
Basic earnings per share	$0.37	$0.55

Diluted Earnings
Net income	$6,876	$10,926
Weighted average shares outstanding	18,495	19,903
Effect of dilutive securities
Stock options	70	336
Restricted stock	22	35
Weighted average common shares and potential dilutive shares	18,587	20,274
Diluted earnings per share	$0.37	$0.54

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2008, 500,716 shares issuable upon the exercise of stock options and non-vested restricted stock were excluded from the computation of diluted earnings per share as their effect was antidilutive.

Treasury Stock and Dividends

On August 21, 2007, our board of directors authorized a share repurchase plan under which the Company is authorized to purchase up to $50,000,000 of its common stock. Through March 31, 2008, we had repurchased 588,408 shares of its common stock at an average price of $16.99 per share for a total cost of approximately $10,000,000. No shares were repurchased under this program during the first quarter of 2008.

In the first quarter of 2008, the board of directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,335,000.

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

Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation (income) expense, net of forfeitures, and associated income tax benefits were as follows for the three months ended March 31:

	2008	2007
Stock options	$(94,000)	$700,000
Restricted stock	(7,000)	540,000
	(101,000)	1,240,000
Income tax benefit	10,000	325,000
	$(111,000)	$915,000

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments and Contingencies

On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and July 30, 2007. On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against LCA-Vision and certain of its current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division). This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and November 2, 2007. These actions have been consolidated into one action. A consolidated complaint was filed April 9, 2008. The plaintiffs in the consolidated complaint, seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006, and November 2, 2007, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of LCA-Vision's public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. LCA-Vision continues to evaluate these claims. We strongly believe that these actions lack merit, and we intend to defend against them vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for this claim at March 31, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company. The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007. The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with many of the disclosures that also are the subject of the securities class action described above. LCA-Vision is named as a nominal defendant in the complaint, although the action is derivative in nature. The plaintiff demands damages and attorneys fees, and seeks other equitable relief. On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss to be filed in the consolidated class action, discussed above. LCA-Vision is in the process of evaluating these claims. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for this claim at March 31, 2008.

Our business results in medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claim and expense payments of $895,000 have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Subsequent Events

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units purchased by us. At closing, we drew $19,184,000 on the loan facility with monthly payments over a five-year period at a fixed interest rate of 4.96%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements contained herein are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in our forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; the acceptance rate of new technology, and our ability to successfully implement new technology on a national basis; market acceptance of our services; the successful execution of marketing strategies to cost effectively drive patients to our vision centers, which recent results would indicate are no longer as effective as they have been in prior periods; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; legal or regulatory action against us or others in the laser vision correction industry; our ability to successfully open new vision centers, including our ability to reach profitability targets for new vision centers within a specified time period; the relatively high fixed cost structure of our business; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically; and the future value of revenues financed by us and our ability to collect on such financings which will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of important factors that could affect our results.

The following discussion and analysis of the Company's financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the accompanying Notes included in this Quarterly Report.

Overview

We are a leading provider of fixed-site laser vision correction centers at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.

We derive all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues are a function of the number of laser vision correction procedures performed and the pricing for those services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability.

Our revenues are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence levels

•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	The continued growth and increased acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended warranties

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

Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability. We expect the U.S. economy, including its impact on consumer spending habits, to be challenging throughout 2008, which we expect will negatively affect our revenues. The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2008	2007
First Quarter	44,159	59,101
Second Quarter		48,668
Third Quarter		44,547
Fourth Quarter		39,888
Year	44,159	192,204

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season.

We offer our patients acuity programs. Prior to June 15, 2007, these programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of an extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we eliminated the use of separately priced extended acuity warranties. No warranty-related revenue deferrals have occurred for procedures performed after that date and there will be no additions to the deferral account in the future. The following table provides an estimate of the run-off of the balance in future periods based upon historical enhancement rates. These rates are reviewed quarterly and the amortization will be modified as needed (dollars in thousands).

	Lifetime if Base Price Includes the One-Year Acuity Plan	Lifetime if Base Price Does Not Include an Acuity Plan	One-Year if Base Price Does Not Include an Acuity Plan	Total
Balance as of March 31, 2008	$30,740	$5,469	$22	$36,231

Estimated amortization:
2008 Q2	4,027	898	22	4,947
2008 Q3	3,766	639	-	4,405
2008 Q4	3,225	543	-	3,768
2009 Q1	2,618	441	-	3,059
2009 Q2	1,972	322	-	2,294
2009 Q3	1,659	267	-	1,926
2009 Q4	1,572	255	-	1,827
2010	5,266	885	-	6,151
2011	3,713	663	-	4,376
2012	2,119	397	-	2,516
2013	727	144	-	871
2014	76	15	-	91

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues
In the first quarter of 2008, revenues increased by $905,000, or 1.1%, to $79,568,000 from $78,663,000 in the first quarter of 2007. Procedure volume of 44,159 decreased 25% from 59,101 in the first quarter of 2007. For vision centers open at least 12 months, procedure volume decreased by approximately 33% in the first quarter of 2008 to 39,809 compared to 59,101 in the first quarter of 2007. This decrease was partially offset by an increase in the average selling price. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(21,309,000)
Impact from average selling price, before revenue deferral	10,993,000
Change in deferred revenue	11,221,000
Increase in revenues	$905,000

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties as well as some price increases related to the adoption of IntraLase technology, increased 35.4% to $1,802 in the first quarter of 2008 from $1,331 in the first quarter of 2007. IntraLase is now operational in 73 of our 76 vision centers.

We have seen a decline in both appointment show rates and treatment show rates. Our research indicates that, while patient activity remains robust in regards to inquiries, there is hesitancy on the part of consumers to proceed with treatment at this time. We believe this primarily is due to the current economic uncertainty and other macroeconomic factors.

Change in deferred revenue
The following table summarizes the effect on period-over-period revenues of the change in deferred revenues for the first quarters of 2008 and 2007 (dollars in thousands):

	2008	2007	Increase in Revenues
Revenues deferred	$-	$(12,117)	$12,117
Amortization of prior deferred revenues	5,599	6,495	(896)
Net increase in revenues			$11,221

Medical professional and license fees
Medical professional and license fees increased by $786,000, or 6%, in the first quarter of 2008 from the first quarter of 2007. This increase was primarily due to deferred medical fees and laser license fees, partially offset by lower physician fees associated with lower revenues. As a result of deferring revenue associated with separately priced extended warranties, $1,212,000 of medical professional fees were deferred in the first quarter of 2007. The amortization of the deferred medical professional fees attributable to prior years was $560,000 in the first quarter of 2008 and $650,000 in the first quarter of 2007.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense. Direct costs of services increased in the first quarter of 2008 by $261,000, or 1%, over the first quarter of 2007. This increase was principally the result of severance costs as well as increases in professional liability insurance, rent and utilities, and bad debt, partially offset by decreases in stock-based compensation expense, surgical supplies, employee incentives and laser rent.

Bad debt expense increased by $620,000 in the first quarter of 2008, as compared to the first quarter of 2007 for three reasons: (1) a higher percentage of total revenues were financed by us in 2008; (2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing, with the longer term receivables having increased credit risk; and (3) adverse changes in collection rates with our patient financing program given the downturn in the U.S. economy.

The future value of revenues we finance and our ability to collect on such financings will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. The allowance for doubtful accounts has been increased to appropriately reflect the increase in credit loss exposure. We have recently re-evaluated and increased the down payment associated with our financing programs to respond to the increased levels of risk associated with the portfolio.

General and administrative
General and administrative expenses increased by $174,000, or 3%, in the first quarter of 2008 from the first quarter of 2007. This was primarily due to severance costs as well as to an increase in professional services, salaries and fringe benefits, partially offset by a decrease in stock-based compensation and travel and entertainment expenses.

In the first quarter of 2008, we reduced our workforce by 16%. The resulting cost of $456,000, impacting both direct costs of services and general and administrative expenses, includes severance costs for salaries, payroll taxes, and benefit continuation. These costs were substantially paid before March 31, 2008.

Marketing and advertising expenses
Marketing and advertising expenses increased by $2,806,000, or 16%, in the first quarter of 2008 from the first quarter of 2007. The increase resulted primarily from additional spending in existing markets, spending related to opening 15 new vision centers since March 2007 and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating margins will depend in large part on the success of our efforts in this regard.

Depreciation expense
Depreciation expense increased by $1,950,000 in the first quarter of 2008 from the first quarter of 2007 as a result of capital investments in new vision centers over the past year, purchase of IntraLase lasers and capital improvements to Bausch & Lomb lasers.

Non-operating income and expenses
Net investment income in the first quarter of 2008 decreased $875,000, or 54%, due to a decrease in investment income of $1,151,000 as a result of a decline in investment holdings used for our share buyback program in 2007, partially offset by a $308,000 increase in income from patient financing charges.

Income taxes
The following table summarizes the components of the income tax provision for the first quarters of 2008 and 2007 (dollars in thousands):

	March 31,
	2008	2007
Federal income taxes	$3,685	$5,374
State income taxes, net of federal benefit	720	998
Income tax provision	$4,405	$6,372

Income tax rate increased from 36.8% of pre-tax income during the first quarter of 2007 to 39% of pre-tax income during the first quarter of 2008. In the first quarter 2007, the effective tax rate was lower than the first quarter 2008 due to the application of FAS 123(R) to the disqualifying dispositions of incentive stock options, which produced a tax benefit in 2007.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $47,261,000 as of March 31, 2008, down from $60,148,000 at December 31, 2007. Net cash provided by operating activities in the first three months of 2008 was $9,406,000, as compared to $30,156,000 for the corresponding period in the prior year. The decrease in cash provided by operating activities from 2007 to 2008 resulted from lower earnings and uses of working capital.

Long-term investments total $10,477,000 as of March 31, 2008, up from $2,250,000 at December 31, 2008. These assets are comprised of auction rate securities that are currently failing auctions. The auction rate securities have maturity dates ranging from 2016 to 2036. As of December 31, 2007, the Company had $18,300,000 of auction rate securities, $8,950,000 of which had been redeemed by March 31, 2008 and another $1,125,000 of which was redeemed in April 2008. During the quarter $2,725,000 of auction rate securities were acquired. These investments are being reported at fair value which is estimated at 95.7% of amortized cost calculated using a discounted cash flow valuation model.

At March 31, 2008, the corporate and municipal bonds included in our available-for-sale security portfolio included $12,075,000 in amortized cost of auction rate instruments that pay a floating rate of interest set periodically through a Dutch Auction process typically held every 7, 28 or 35 days. Rates are determined by the credit quality of the issuer, supply and demand of a particular issue, frequency of the rate reset and any tax benefits associated with the security. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. At March 31, 2008, the majority of our auction rate instruments were investment grade and some were backed by monoline insurance companies. Until January 2008, the auction rate securities market was highly liquid. Beginning in January 2008, certain of our auction rate instruments “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

At March 31, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a discounted cash flow model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included credit quality, final stated maturities, estimates of the probability of the issue being called prior to final maturity, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods. Based on this analysis, we recorded a temporary unrealized loss of $473,000, or $284,000 on an after-tax basis, related to our auction rate instruments as of March 31, 2008. We believe these temporary unrealized losses, recorded as a component of accumulated other comprehensive income with stockholders’ investment, can be attributed to fair value fluctuations in an unstable credit environment.

We currently have no reason to believe that any of the underlying issuers of our auction rate instruments are presently at risk of default. We have continued to receive interest payments on the auction rate instruments in accordance with their stated terms. Since March 31, 2008, $1,125,000 of our auction rate instruments have been redeemed and these were classified as short term investments. We believe that we will ultimately be able to liquidate the remainder of our auction rate instruments without significant loss. However, as a result of the failed auctions and excluding those securities redeemed subsequent to March 31, 2008, our auction rate instruments are not currently liquid. We have the intent and ability to hold the auction rate securities for a sufficient period of time to allow for recovery of the principal amounts invested.

Due to this recent change and the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to March 31, 2008 as long-term. The fair value and par value of our long-term auction rate instruments is $10,477,000 and $10,950,000 at March 31, 2008, respectively. Every 1% change in the discount rate or 12-month extension in the duration of the redemption period would impact the internal valuation model by approximately $150,000.

As of March 31, 2008, we had approximately $18,984,000 in patient accounts receivable, net of our allowance for doubtful accounts, which was an increase of approximately $1,716,000 since December 31, 2007. Gross patient accounts receivable increased $2,554,000 since December 31, 2007, primarily as a result of an increase in the number of patients financed by us. At the same time, the allowance for doubtful accounts increased by $838,000 from $5,117,000 to $5,955,000.

Prepaid taxes decreased from $6,391,000 at December 31, 2007 to $173,000 at March 31, 2008. This decrease occurred primarily as a result of receiving the refund of previously paid taxes due to a change in tax accounting methods for deferred revenue.

Deferred compensation plan assets and liabilities both declined from December 31, 2007 to March 31, 2008. This decline was primarily attributable to participant withdrawals.

As of March 31, 2008, accounts payable decreased to $8,393,000 from $10,396,000 at December 31, 2007. This decrease was the result of timing of payment processing.

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which the Company is authorized to purchase up to $50,000,000 of its common stock. Through March 31, 2008, the Company had repurchased 588,408 shares of its common stock at an average price of $16.99 per share for a total cost of approximately $10,000,000. No shares were repurchased under this program during the first quarter of 2008.

In the first quarter of 2008, the Board of Directors declared a dividend to common stockholders of $0.18 per share, which resulted in a cash payment of approximately $3,335,000.

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

Year-to-date, we have opened four new vision centers in the following cities: Savannah, GA; Des Moines, IA; Tulsa, OK and Woodbridge, NJ. We currently have additional facilities under development. Capital expenditures through March 31, 2008 were $9,330,000, which were comprised primarily of the costs to open new vision centers and purchases of IntraLase lasers.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors, some of which are beyond our control. Based upon our current level of operations and anticipated revenue, we believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital needs and our capital expenditures.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units purchased by us. At closing, we drew $19,184,000 on the loan facility with monthly payments over a five-year period at a fixed interest rate of 4.96%. We have typically financed our laser purchases with capital leases provided by the vendors and these are reflected in our Balance Sheet and Statement of Cash Flows. The IntraLase purchases were made with cash at the time of purchase and this loan transaction will free-up that capital to be used in the business for other purposes. Until the funds are used in operations, they will be added to our investment portfolio.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

Short-term investments are recorded at fair value. Due to the short-term nature of the investments in corporate bonds and the significant portion of the investments in municipal and U.S. Government bonds, we believe there is little risk to the valuation of debt securities. The investments in equity securities carry more market risk.

Long-term investments include auction rate securities that are currently failing auction. These investments are recorded at fair value using a discounted cash flow approach. We are divesting all auction rate securities as the market allows. Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer. There can be no assurance, however, that the issuers of the auction rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed as of March 31, 2008. Based on this evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of the company’s internal control over financial reporting was performed as of March 31, 2008. Based on this evaluation, management concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

On September 13, 2007, and October 1, 2007, two complaints were filed against LCA-Vision and certain of its current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and July 30, 2007. On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against LCA-Vision and certain of its current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division). This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007, and November 2, 2007. These actions have been consolidated into one action. A consolidated complaint was filed April 9, 2008. The plaintiffs in the consolidated complaint, seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006, and November 2, 2007, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of LCA-Vision's public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. LCA-Vision continues to evaluate these claims. We strongly believe that these actions lack merit, and we intend to defend against them vigorously. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for this claim at March 31, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain current and former officers and directors of LCA-Vision, derivatively on behalf of the Company. The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007. The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with many of the disclosures that also are the subject of the securities class action described above. LCA-Vision is named as a nominal defendant in the complaint, although the action is derivative in nature. The plaintiff demands damages and attorneys fees, and seeks other equitable relief. On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss to be filed in the consolidated class action, discussed above. LCA-Vision is in the process of evaluating these claims. However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for this claim at March 31, 2008.

Our business results in medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claim and expense payments of $895,000 have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

The FDA’s advisory board on ophthalmic devises is currently reviewing concerns about post-Lasik quality of life matters and the advisory board may propose a major new study on Lasik outcomes. The outcome of this review could potentially impact negatively the acceptance of Lasik. In addition to the risk factors discussed in our Forms 10-K and 10-Q, the acceptance rate of IntraLase technology and our ability to successfully implement the IntraLase technology on a national basis create additional risk.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 6. Exhibits

Exhibits

Number	Description
10.1	Letter Agreement between LCA-Vision Inc. and David L. Thomas (Exhibit 99.2 to Current Report on Form 8-K filed March 24, 2008)*
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Incorporated by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: April 29, 2008	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: April 29, 2008	/s/ Alan Buckey
Alan Buckey
Chief Financial Officer