Form 10-Q
period 2008-06-30
LCA VISION INC
filed 2008-07-29
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)
☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,531,335 shares as of July 24, 2008.

LCA-Vision Inc.
INDEX

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
and December 31, 2007		3

Condensed Consolidated Statements of Income for the Three and Six
Months Ended June 30, 2008 and 2007 (unaudited)		4

Condensed Consolidated Statements of Cash Flow for the Six Months Ended
June 30, 2008 and 2007 (unaudited)		5

Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	25

Signatures		26

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,941	$17,614
Short-term investments	39,205	42,534
Patient receivables, net of allowance for doubtful accounts of $2,984 and $2,987	12,902	12,712
Other accounts receivable	4,942	5,941
Prepaid professional fees	1,353	1,872
Prepaid income taxes	1,655	6,391
Deferred tax assets	3,441	3,450
Prepaid expenses and other	4,996	5,076

Total current assets	91,435	95,590

Property and equipment	121,140	106,788
Accumulated depreciation and amortization	(61,691)	(52,872)
Property and equipment, net	59,449	53,916

Long-term investments	5,727	2,250
Patient receivables, net of allowance for doubtful accounts of $2,244 and $2,130	4,533	4,556
Deferred compensation plan assets	3,425	5,540
Investment in unconsolidated businesses	1,141	590
Deferred tax assets	12,178	13,561
Other assets	2,589	3,644

Total assets	$180,477	$179,647

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$3,575	$10,396
Accrued liabilities and other	12,335	13,219
Deferred revenue	13,527	18,719
Income taxes payable	405	642
Debt obligations maturing in one year	7,904	3,941

Total current liabilities	37,746	46,917

Long-term debt obligations (less current portion)	16,676	2,012
Deferred compensation liability	3,431	5,516
Insurance reserve	9,563	8,493
Deferred revenue	17,757	23,110

Stockholders' Investment
Common stock ($0.001 par value; 25,177,617 and 25,114,244 shares issued and
18,531,168 and 18,482,658 shares outstanding as of June 30, 2008 and
December 31, 2007, respectively)	25	25
Contributed capital	173,194	172,965
Common stock in treasury, at cost (6,646,449 and 6,631,586 shares
at June 30, 2008 and December 31, 2007)	(114,632)	(114,427)
Retained earnings	36,453	34,597
Accumulated other comprehensive income	264	439

Total stockholders' investment	95,304	93,599

Total liabilities and stockholders' investment	$180,477	$179,647

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue — Laser refractive surgery	$54,181	$69,685	$133,750	$148,348

Operating costs and expenses
Medical professional and license fees	11,260	11,419	26,022	25,393
Direct costs of services	20,119	24,629	44,846	49,095
General and administrative expenses	5,674	5,390	11,045	10,588
Marketing and advertising	15,466	15,714	35,449	32,892
Depreciation	4,612	2,494	8,867	4,798

Operating (loss) income	(2,950)	10,039	7,521	25,582

Equity in earnings from unconsolidated businesses	265	199	321	354
Net investment income	831	1,816	1,566	3,427
Other (expense) income, net	-	(21)	18	(31)

(Loss) income before taxes	(1,854)	12,033	9,426	29,332

Income tax (benefit) expense	(1,281)	4,619	3,123	10,992

Net (loss) income	$(573)	$7,414	$6,303	$18,340

(Loss) income per common share
Basic	$(0.03)	$0.37	$0.34	$0.92
Diluted	$(0.03)	$0.36	$0.34	$0.90

Dividends declared per share	$0.06	$0.18	$0.24	$0.36

Weighted average shares outstanding
Basic	18,525	20,069	18,510	19,987
Diluted	18,525	20,354	18,570	20,334

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flow from operating activities:
Net income	$6,303	$18,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,867	4,798
Provision for loss on doubtful accounts	3,325	3,156
Deferred income taxes	1,686	115
Stock based compensation	612	2,780
Insurance reserve	1,070	1,296
Equity in earnings of unconsolidated affiliates	(321)	(354)
Changes in operating assets and liabilities
Patient receivables	(3,492)	(7,420)
Other accounts receivable	999	(2,581)
Prepaid income taxes	4,736	(1,139)
Prepaid expenses and other	80	2,120
Accounts payable	(6,821)	1,085
Deferred revenue, net of professional fees	(9,491)	5,877
Income taxes payable	(237)	-
Accrued liabilities and other	(993)	2,308

Net cash provided by operations	$6,323	$30,381

Cash flow from investing activities:
Purchase of property and equipment	(12,590)	(7,427)
Purchases of investment securities	(171,849)	(160,515)
Proceeds from sale of investment securities	170,910	148,741
Other, net	787	(74)

Net cash used in investing activities	$(12,742)	$(19,275)

Cash flow from financing activities:
Principal payments of capital lease obligations and debt	(2,367)	(2,249)
Proceeds from loan	19,184	-
Shares repurchased for treasury stock	(205)	(452)
Tax benefits related to stock-based compensation	(566)	1,055
Exercise of stock options	147	3,112
Dividends paid to stockholders	(4,447)	(7,227)

Net cash provided by (used in) financing activities	11,746	(5,761)

Increase in cash and cash equivalents	5,327	5,345

Cash and cash equivalents at beginning of period	17,614	24,431

Cash and cash equivalents at end of period	$22,941	$29,776

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

As of June 30, 2008, we had 76 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of June 30, 2008 and December 31, 2007; condensed consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007; and condensed consolidated Statements of Cash Flow for the six months ended June 30, 2008 and 2007. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. These financial statements and notes should be read together with the financial statements and notes in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the period ending June 30, 2008 are not necessarily indicative of results to be expected for the year ended December 31, 2008.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include investments, patient financing receivables and reserves, insurance reserves, income taxes and enhancement accruals. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

Reclassification

Certain prior-period amounts have been reclassified in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flow to conform to current period presentation. The reclassifications were not material to the consolidated financial statements.

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

As of June 30, 2008 and December 31, 2007, there were available-for-sale securities, both current and long-term, of $44,932,000 and $44,784,000, respectively. The following table is a summary of available-for-sale securities at June 30, 2008 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Value)
Corporate bonds	$22,960	$-	$(416)	$22,544
U.S. Government securities	5,931	-	-	5,931
Municipal bonds	13,713	73	(57)	13,729
Equities	2,917	-	(189)	2,728
Total investments	$45,521	$73	$(662)	$44,932

The gross realized gains on sales of available-for-sale securities for the three and six months ended June 30, 2008 were $10,000, at each date. The gross realized losses on sales of available-for-sale securities for the three and six months ended June 30, 2007 were $18,000 and $22,000, respectively.

At June 30, 2008, the corporate and municipal bonds included in our available-for-sale security portfolio included $7,600,000 in amortized cost of auction rate instruments that pay a floating rate of interest set periodically through a Dutch Auction process typically held every 7, 28 or 35 days. Rates are determined by the credit quality of the issuer, supply and demand of a particular issue, frequency of the rate reset and any tax benefits associated with the security. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. At June 30, 2008, the majority of our auction rate instruments were investment grade and some were backed by monoline insurance companies. Until January 2008, the auction rate securities market was highly liquid. Beginning in January 2008, certain of our auction rate instruments “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a discounted cash flow model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included credit quality, final stated maturities, estimates of the probability of the issue being called prior to final maturity, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods. Based on this analysis, we recorded a temporary unrealized loss of $473,000, or $284,000 on an after-tax basis, related to our auction rate instruments as of June 30, 2008. We believe these temporary unrealized losses, which are recorded as a component of accumulated other comprehensive income within stockholders’ investment, can be attributed to fair value fluctuations in an unstable credit environment.

We currently have no reason to believe that any of the underlying issuers of our auction rate instruments are presently at risk of default. We have continued to receive interest payments on the auction rate instruments in accordance with their stated terms. Since June 30, 2008, $1,400,000 of our auction rate instruments, which have been classified as short-term investments, have been redeemed at par. We believe that we will ultimately be able to liquidate the remainder of our auction rate instruments without significant loss. However, as a result of the failed auctions and excluding those securities redeemed subsequent to June 30, 2008, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to June 30, 2008, as long-term. The fair value and par value of our long-term auction rate instruments were $5,727,000 and $6,200,000 at June 30, 2008, respectively.

The net carrying value and estimated fair value of debt securities available for sale and equity investments at June 30, 2008, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$31,416	$31,450
Due after one year through three years	3,588	3,627
Due after three years	7,600	7,127
Equities	2,917	2,728
Total investments	$45,521	$44,932

Fair Values of Financial Instruments

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

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

The following table summarizes fair value measurements by level at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of June 30, 2008 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$22,941	$-	$-	$22,941
Available-for-sale securities	2,728	35,077	7,127	44,932
Deferred compensation assets	3,425	-	-	3,425
Total	$29,094	$35,077	$7,127	$71,298

Liabilities:
Deferred compensation liabilities	$3,431	$-	$-	$3,431

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair values of some available-for-sale securities are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate instruments are classified in Level 3 as previously described. We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals. The investment assets of the rabbi trust are valued using quoted market prices. The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices. We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Taxable	Tax Exempt
	Auction	Auction
	Rate	Rate
Description	Securities	Securities	Total
Balance as of April 1, 2008	$1,894	$8,583	$10,477

Assets acquired	-	-
Assets sold	-	(3,350)	(3,350)
Transfers in (out) of Level 3	-	-	-
Gains (losses) included in earnings	-	-	-
Gains (losses) included in other comprehensive income	(60)	60	-
Balance as of June 30, 2008	$1,834	$5,293	$7,127

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. Our policy is to reserve for all receivables that remain open past the financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectibilty rates, recent default activity and the current credit environment.

Accrued Enhancement Expense

Effective June 15, 2007, participation in our Lifetime Satisfaction Program (“acuity program”) is included in the base surgical price for substantially all of our patients. Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under this pricing structure, we account for the acuity program as a warranty obligation under the provisions of FASB Statement No. 5 (SFAS 5), Accounting for Contingencies. Accordingly, the costs expected to be incurred to satisfy the obligation are accrued as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Revenues

Prior to June 15, 2007, our acuity programs were separately priced and included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under FASB Technical Bulletin No. 90-1 (FTB 90-1), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, 100% of revenues from the sale of an extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For the programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the acuity program now is included in the base surgical price. No warranty-related revenue deferrals have occurred for procedures performed after that date and there will be no additions to the deferral account in the future. Revenues previously deferred from the sale of the separately priced acuity programs are being recognized over a seven-year period, our current estimate of the period over which costs to provide the enhancement service will be incurred.

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

As of June 30, 2008 and December 31, 2007, the deferred revenue balance totaled $31,284,000 and $41,829,000, respectively.

Captive Insurance Company Reserves

We have a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, although none are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of June 30, 2008 and December 31, 2007, we maintained insurance reserves of $9,563,000 and $8,493,000, respectively, which represents an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The loss reserve developed by our actuaries is determined by comparing historical claim experience to comparable insurance industry experience.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

Debt

Long-term debt obligations consist of (dollars in thousands):

	June 30, 2008	December 31, 2007
Capitalized lease obligations	$5,962	$5,953
Bank loan	18,618	-
Total long-term debt obligations	$24,580	$5,953
Debt obligations maturing in one year	(7,904)	(3,941)
Long-term obligations (less current portion)	$16,676	$2,012

Capitalized lease obligations are used to finance purchases of some of our medical equipment. The leases cover a period of 24 months to 36 months from the date the medical equipment is installed.

On April 24, 2008, we entered into a bank loan agreement for $19,184,000 to finance medical equipment. The loan will be paid in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

Income Taxes

The following table summarizes the components of the income tax provision for the three- and six-month periods ended June 30, 2008 and 2007 (dollars in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Federal income tax (benefit) expense	$(1,251)	$3,851	$2,433	$9,226
State income tax (benefit) expense, net of federal benefit	(30)	768	690	1,766
Income tax (benefit) expense	$(1,281)	$4,619	$3,123	$10,992

Effective income tax rate	69.1%	38.4%	33.1%	37.5%

Our effective income tax rate decreased for the six-month period ended June 30, 2008 when compared to the same period last year. The rate decreased primarily because of lowered performance expectations for 2008 and the corresponding effect of permanent differences constituting a larger percentage of our overall taxable income.

Our effective tax rate for the three months ended June 30, 2008 is high since the projected annual tax expense was revised from 39.0% as of the end of the first quarter to 33.1% year-to-date and the entire change flowed through the second quarter. The reduction in the year-to-date rate resulted from the decline in earnings and the impact of permanent tax differences.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

During the three and six months ended June 30, 2008, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax expense. The total amount of unrecognized tax benefits was approximately $399,000 and $574,000 at June 30, 2008 and December 31, 2007, respectively. During the June 2008 quarter, the Internal Revenue Service completed its examination of our 2006 tax returns with no significant affect to the financial statements. It is reasonably possible that there could be a change in the amount of unrecognized tax benefits within the next 12 months due to other activities of the IRS or other taxing authorities, including possible settlement of audit issues, or the expiration of applicable statutes of limitations.  It is not possible to reasonably estimate the amount of such change in unrecognized tax benefits at this time.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

Following is a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic Earnings
Net (loss) income	$(573)	$7,414	$6,303	$18,340
Weighted average shares outstanding	18,525	20,069	18,510	19,987
Basic (loss) earnings per share	$(0.03)	$0.37	$0.34	$0.92

Diluted Earnings
Net (loss) income	$(573)	$7,414	$6,303	$18,340
Weighted average shares outstanding	18,525	20,069	18,510	19,987
Effect of dilutive securities
Stock options	-	259	36	309
Restricted stock	-	26	24	38
Weighted average common shares and potential dilutive shares	18,525	20,354	18,570	20,334
Diluted (loss) earnings per share	$(0.03)	$0.36	$0.34	$0.90

For the three and six months ended June 30, 2008, 766,894 and 694,479 weighted shares, respectively, that were issuable upon the exercise of stock options and non-vested restricted stock were excluded from the computation of diluted earnings per share as their effect was antidilutive.

Revenue Recognition

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectibility is reasonably assured. Revenues associated with our former separately priced acuity programs have been deferred and are being recognized over the period in which future costs of performing the post-surgical enhancement procedures are expected to be incurred, as we have sufficient experience to support that cost associated with future enhancements will be incurred on other than a straight line basis.

Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax benefits were as follows for the three and six months ended June 30, 2008 (dollars in thousands):

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options	$257	$687	$163	$1,387
Restricted stock	456	852	449	1,392
	713	1,539	612	2,779
Income tax benefit	244	403	254	728
	$469	$1,136	$358	$2,051

Commitments and Contingencies

On September 13, 2007, and October 1, 2007, two complaints were filed against the Company and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against the Company and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. On July 10, 2008, the Company, together with the other defendants, filed a motion to dismiss the consolidated complaint. We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  No amount has been accrued for these claims at June 30, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. The Company is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above. We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for these claims at June 30, 2008.

Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claims and expense payments of $986,000 have been disbursed.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and based on current expectations, forecasts and assumptions of LCA-Vision that are subject to risks and uncertainties. These forward-looking statements are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; the acceptance rate of new technology, and our ability to successfully implement new technology on a national basis; market acceptance of our services; the successful execution of marketing strategies to cost effectively drive patients to our vision centers; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; legal or regulatory action against us or others in the laser vision correction industry; our ability to successfully open new vision centers, including our ability to reach profitability targets for new vision centers within a specified time period; the relatively high fixed cost structure of our business; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically; and the future value of revenues financed by us and our ability to collect on such financings which will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. In addition, an ongoing FDA study about post-Lasik quality of life matters could potentially impact negatively the acceptance of Lasik. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of important factors that could affect our results.

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

We derive all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence levels

•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	Our mix of procedures among the different types of laser technology

•	New vision center openings and our ability to increase procedure volume at existing vision centers

•	The availability of patient financing

•	The level of consumer acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended warranties

Our operating costs and expenses include:

•
Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer lasers

•
Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, finance charges for third-party patient financing and costs related to other revenues

•	General and administrative costs, including headquarters staff expense and other overhead costs

•	Marketing and advertising costs

•	Depreciation of equipment

Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability. As indicated below, we have experienced significant declines in levels of procedure volume during the first half of 2008. We believe this is due to the occurrence of a number of factors cited in the first paragraph of this Item 2 as risks and uncertainties associated with our business. These factors include the effect the deteriorating U. S. economic conditions are having on consumer spending habits, the inability of our marketing strategies to drive procedure volume in the current economic environment and, perhaps, an increase in consumer concern about laser vision correction resulting from the ongoing FDA study. We expect these conditions will continue to affect adversely our procedure volume and our revenues for at least the balance of 2008.

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2008	2007
First Quarter	44,159	59,101
Second Quarter	30,086	48,668
Third Quarter		44,547
Fourth Quarter		39,888
Year	74,245	192,204

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

	Lifetime if Base	Lifetime if Base	One-Year if Base
	Price Includes	Price Does Not	Price Does Not
	the One-Year	Include an	Include an
	Acuity Plan	Acuity Plan	Acuity Plan	Total
Balance as of June 30, 2008	$26,713	$4,571	$-	$31,284

Estimated amortization:
2008 Q3	3,766	639	-	4,405
2008 Q4	3,225	543	-	3,768
2009 Q1	2,618	441	-	3,059
2009 Q2	1,972	322	-	2,294
2009 Q3	1,659	267	-	1,926
2009 Q4	1,572	255	-	1,827
2010	5,266	885	-	6,151
2011	3,713	663	-	4,376
2012	2,119	397	-	2,516
2013	727	144	-	871
2014	76	15	-	91

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

Results of Operations for the Three Months Ended June 30, 2008 and 2007

In the second quarter of 2008, revenues decreased by $15,504,000, or 22.2%, to $54,181,000 from $69,685,000 in the second quarter of 2007. Procedure volume of 30,086 was a decrease of 38.2% from 48,668 in the second quarter of 2007. For vision centers open at least 12 months, procedure volume decreased by approximately 43.3% in the second quarter of 2008 to 27,615 compared to 48,668 in the second quarter of 2007. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(26,953)
Impact from average selling price, before revenue deferral	5,595
Change in deferred revenue	5,854
Decrease in revenues	$(15,504)

The average reported revenue per procedure, which includes the impact of taking into income deferred revenue from separately priced extended warranties as well as some price increases related to the adoption of IntraLase technology, increased 25.8% to $1,801 in the second quarter of 2008 from $1,432 in the second quarter of 2007. IntraLase is now operational in most of our vision centers.

Effective July 1, 2008, we implemented a simplified market-specific pricing structure based on the results of four months of earlier testing in multiple markets. The revised structure, which is intended to drive procedure volume while maintaining acceptable margins, establishes local price points that take into account market competition and other factors. When excluding the impact of deferred revenue, the revised pricing structure has resulted in a slightly lower average price per procedure towards the end of the second quarter.

We have seen a decline in appointments and the show rates for both appointments and treatments. We believe this is primarily due to the current economic uncertainty and other macroeconomic factors.

Change in deferred revenue
The following table summarizes the effect on period-over-period revenues of the change in deferred revenues for the second quarters of 2008 and 2007 (dollars in thousands):

	2008	2007	Increase in Revenues
Revenues deferred	$-	$(7,937)	$7,937
Amortization of prior deferred revenues	4,947	7,030	(2,083)
Net increase in revenues			$5,854

Medical professional and license fees
Medical professional and license fees decreased by $159,000, or 1.4%, in the second quarter of 2008 from the second quarter of 2007. This decrease was primarily due to lower costs and physician fees associated with lower revenues, partially offset by higher costs associated with IntraLase license fees. As a result of deferring revenue associated with separately priced extended warranties, $794,000 of medical professional fees were deferred in the second quarter of 2007. The amortization of the deferred medical professional fees attributable to prior years was $494,000 in the second quarter of 2008 and $703,000 in the second quarter of 2007.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense. Direct costs of services decreased in the second quarter of 2008 by $4,510,000, or 18.3%, over the second quarter of 2007. This decrease was principally the result of procedure volume declines, driving decreases in surgical supplies, bad debt expense, insurance costs, finance fees, and employee incentives, and secondarily to workforce reductions, which reduced salary and stock-based compensation expense. These decreases were partially offset by increases in rent/utilities for new centers, moving expense for key personnel and other fringe benefits. New center costs in the second quarter 2008 were $2,432,000.

In response to lower procedure volume, we reduced our workforce by approximately 16% in the first quarter and by an additional 25% in July 2008. We expect to record a severance charge of approximately $700,000 during the third quarter in connection with this recent workforce reduction.

General and administrative
General and administrative expenses increased by $284,000, or 5.3%, in the second quarter of 2008 from the second quarter of 2007. This was primarily due to an increase in professional services, travel/entertainment, salaries and fringe benefits, partially offset by a decrease in stock-based compensation and employee incentive compensation as a result of lower performance expectations for 2008.

Marketing and advertising expenses
Marketing and advertising expenses decreased by $248,000, or 1.6%, in the second quarter of 2008 from the second quarter of 2007. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating profitability will depend in large part on the success of our efforts in this regard. Due to marginal returns on some marketing initiatives, marketing spending levels were reduced in the second quarter of 2008 compared to the first quarter of 2008.

We are further reducing our marketing expenditures in the third quarter and currently expect that these costs will be approximately 55% to 60% of those realized in the third quarter of 2007.

Depreciation expense
Depreciation expense increased by $2,118,000 in the second quarter of 2008 from the second quarter of 2007 as a result of capital investments in new vision centers over the past year, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
Net investment income in the second quarter of 2008 decreased $985,000, or 54.3%, due to a decrease in investment income of $1,118,000 as a result of a decline in investment holdings that were used for our share buyback program in 2007. This decrease was partially offset by a $276,000 increase in income from patient financing charges.

Income taxes
The following table summarizes the components of the income tax provision for the second quarter of 2008 and 2007 (dollars in thousands):

	June 30,	June 30,
	2008	2007
Federal income tax (benefit) expense	$(1,251)	$3,851
State income tax (benefit) expense, net of federal benefit	(30)	768
Income tax (benefit) expense	$(1,281)	$4,619

Effective income tax rate	69.1%	38.4%

Income tax expense increased from 38.4% of pre-tax income during the second quarter of 2007 to 69.1% of pre-tax loss during the second quarter of 2008. Our effective tax rate for the three months ended June 30, 2008 is high since projected annual tax expense was revised from 39.0% as of the end of the first quarter to 33.1% year-to-date and the entire change flowed through the second quarter. The reduction in the year-to-date rate resulted from the decline in earnings and the impact of permanent tax differences.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

In the first six months of 2008, revenues decreased by $14,598,000, or 9.8%, to $133,750,000 from $148,348,000 in the first six months of 2007. Procedure volume of 74,245 was a decrease of 31.1% from 107,769 in the first half of 2007. The components of the revenue change include (dollars in thousands):

Decrease in revenues from lower procedure volume	$(48,178)
Impact from average selling price, before revenue deferral	16,505
Change in deferred revenues	17,075
Increase in revenues	$(14,598)

The average reported revenue per procedure, which includes the impact of taking into income deferred revenue from separately priced extended warranties, increased 30.9% to $1,801 in the first six months of 2008 from $1,377 in the first six months of 2007.

We have seen a decline in pre-operative appointment bookings and the show rates for both appointments and treatments. We believe this is primarily due to the current economic uncertainty and other macroeconomic factors.

Change in deferred revenues
The following table summarizes the effect on revenues of the change in deferred revenues for the first six months of 2008 and 2007 (dollars in thousands):

	2008	2007	Increase in Revenues
Revenues deferred	$-	$(20,054)	$20,054
Amortization of prior deferred revenues	10,546	13,525	(2,979)
Net increase in revenues			$17,075

Medical professional and license fees
Medical professional and license fees increased by $692,000, or 2.5%, in the first six months of 2008 from the first six months of 2007. This increase was the result of the effect of deferred medical professional fees and higher costs associated with IntraLase license fees, partially offset by lower costs and physician fees associated with lower revenues. As a result of deferring revenue associated with separately priced extended warranties, $2,006,000 of medical professional fees were deferred in the second half of 2007. The amortization of the deferred medical professional fees attributable to prior years was $1,054,000 in the first half of 2008 and $1,353,000 in the first half of 2007.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expenses. Direct costs of services decreased in the first six months of 2008 by $4,249,000, or 8.7%, over the first six months of 2007. This decrease was primarily the result of lower expense for surgical supplies, employee incentives, laser rent and financing fees due to lower procedure volumes and to lower stock-based compensation due to lower performance expectations for 2008. This decrease is partially offset by increased rent/utilities for new centers, fringe benefits, insurance costs and moving expense for key personnel.

General and administrative
General and administrative expenses increased by $457,000 or 4.3%, in the first six months of 2008 from the first six months of 2007. This amount was primarily due to increases in professional services, salaries, fringe benefits, and telecommunications costs for the new call center, partially offset by decreases in stock-based and employee incentive compensation due to lower performance expectations for 2008.

Marketing and advertising expenses
Marketing and advertising expenses increased by $2,557,000, or 7.8%, in the first six months of 2008 from the first six months of 2007. During the first half of 2008, these expenses were 26.5% of revenue, compared with 22.2% during the first half of 2007. The increase resulted primarily from additional spending in existing markets, spending related to opening eight new vision centers since June 2007 and investment in marketing research and program development. We are continuing to work to develop revised, more efficient marketing techniques. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation expense
Depreciation expense increased by $4,069,000 in the first six months of 2008 from the first six months of 2007 as a result of capital investments in new centers over the past year, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
Net investment income in the first six months of 2007 decreased $1,860,000, or 54.3%, due to a decrease in investment income of $2,238,000 as a result of a decline in investment holdings that were used for our share buyback program in 2007. This decrease was partially offset by a $584,000 increase in income from patient financing charges.

Income taxes
The following table summarizes the components of income tax provision for the first half of 2008 and 2007 (dollars in thousands):
	June 30,
	2008	2007
Federal income tax expense	$2,433	$9,226
State income tax, net of federal benefit	690	1,766
Income tax expense	$3,123	$10,992

Effective income tax rate	33.1%	37.5%

Income tax expense decreased from 37.5% of pre-tax income during the first six months of 2007 to 33.1% of pre-tax income during the first six months of 2008. The decrease resulted primarily from the lowering of performance expectations for 2008 and the corresponding effect of permanent differences constituting a larger percentage of our overall tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $62,146,000 as of June 30, 2008, up from $60,148,000 at December 31, 2007. Net cash provided by operating activities in the first six months of 2008 was $6,323,000 as compared to $30,381,000 for the corresponding period in the prior year. The decrease in cash provided by operating activities from 2007 to 2008 resulted from lower earnings and the use of $15,219,000 for operating assets and liabilities, primarily a reduction in accounts payable and deferred revenue.

Long-term investments totaled $5,727,000 as of June 30, 2008, up from $2,250,000 at December 31, 2007. These assets are comprised of auction rate securities that were failing auction at those dates. The auction rate securities have maturity dates ranging from 2016 to 2036. As of December 31, 2007, the Company had $18,300,000 of auction rate securities, $10,700,000 of which had been redeemed by June 30, 2008 and another $1,400,000 in July 2008. These investments are being reported at a fair value which is estimated at 93.8% of amortized cost calculated using a discounted cash flow valuation model.

At June 30, 2008, the corporate and municipal bonds included in our available-for-sale security portfolio included $7,600,000 in amortized cost of auction rate instruments that pay a floating rate of interest set periodically through a Dutch Auction process typically held every 7, 28 or 35 days. Rates are determined by the credit quality of the issuer, supply and demand of a particular issue, frequency of the rate reset and any tax benefits associated with the security. The securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. At June 30, 2008, the majority of our auction rate instruments were investment grade and some were backed by monoline insurance companies. Until January 2008, the auction rate securities market was highly liquid. Beginning in January 2008, certain of our auction rate instruments “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

At June 30, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a discounted cash flow model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included credit quality, final stated maturities, estimates of the probability of the issue being called prior to final maturity, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods. Based on this analysis, we recorded a temporary unrealized loss of $473,000, or $284,000 on an after-tax basis, related to our auction rate instruments as of June 30, 2008. We believe these temporary unrealized losses, which are recorded as a component of accumulated other comprehensive income with stockholders’ investment, can be attributed to fair value fluctuations in an unstable credit environment.

We currently have no reason to believe that any of the underlying issuers of our auction rate instruments are presently at risk of default. We have continued to receive interest payments on the auction rate instruments in accordance with their stated terms. Since June 30, 2008, $1,400,000 of our auction rate instruments, which were classified as short-term investments, have been redeemed. We believe that we will ultimately be able to liquidate the remainder of our auction rate instruments without significant loss. However, as a result of the failed auctions and excluding those securities redeemed subsequent to June 30, 2008, our auction rate instruments are not currently liquid. We have the intent and ability to hold the auction rate securities for a sufficient period of time to allow for recovery of the principal amounts invested.

Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to June 30, 2008 as long-term. The fair value and par value of our long-term auction rate instruments is $5,727,000 and $6,200,000 at June 30, 2008, respectively. Every 1% change in the discount rate or 12-month extension in the duration of the redemption period would impact the internal valuation model by approximately $120,000.

As of June 30, 2008, we had approximately $17,435,000 in patient receivables, net of allowance for doubtful accounts, which was an increase of approximately $167,000 since December 31, 2007. Gross patient receivables increased $278,000 since December 31, 2007, primarily as a result of an increase in the number of patients financed by us. At the same time, the allowance for doubtful accounts increased by $111,000 from $5,117,000 to $5,228,000.

Recent collection patterns have shown a deterioration in the collection rate for certain patient receivable programs. In response, we have implemented new policies and strengthened our underwriting standards. Although it will take approximately 18 to 36 months to fully assess the impact of these changes, early results are positive. We are carefully monitoring our collection rates and related underwriting standards in order to ensure the adequacy of our allowance for doubtful accounts and that collectability of our revenue is reasonably assured at the time of sale.

Prepaid taxes decreased from $6,391,000 at December 31, 2007 to $1,655,000 at June 30, 2008. This decrease occurred primarily as a result of receiving the refund of previously paid taxes due to a change in tax accounting methods for deferred revenue.

Deferred compensation plan assets and liabilities both declined from December 31, 2007 to June 30, 2008. This decline was primarily attributed to participant withdrawals.

As of June 30, 2008, accounts payable decreased to $3,575,000 from $10,396,000 at December 31, 2007. This decrease was the result of decreased activity and a high level of invoiced but not paid capital expenditures at year end which have subsequently been paid.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units purchased by us. At closing, we drew $19,184,000 on the loan facility with monthly payments over a five-year period at a fixed interest rate of 4.96%. We have typically financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase, and this loan transaction will free-up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $18,618,000 at June 30, 2008.

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to $50,000,000 of our common stock. Through June 30, 2008, we have repurchased 588,408 shares of our common stock at an average price of $16.99 per share, for a total cost of approximately $10,000,000. No shares were repurchased under this program during the first half of 2008.

In the second quarter of 2008, the Board of Directors declared a dividend to common stockholders of $0.06 per share, which resulted in a cash payment of approximately $1,112,000 on June 6, 2008. The Board has decided to eliminate the dividend in the third quarter of 2008 and will revisit this decision in the future.

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

Year-to-date, we have opened five new vision centers: Savannah, Georgia; Des Moines, Iowa; Tulsa, Oklahoma; Woodbridge, New Jersey; and Nashville, Tennessee. Capital expenditures through June 30, 2008 were $12,590,000, which were comprised primarily of the costs to open new vision centers and the purchases of IntraLase lasers.

We intend to reduce capital expenditures for the remainder of the year by halting new 2008 center openings after an opening planned for late in the third quarter, reducing the number of center relocations planned for the year from five to three, and limiting new laser purchases by moving under-utilized lasers to new centers opening in the third quarter.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors, some of which are beyond our control. Based upon our current anticipated level of operations and planned new center investments for the balance of the year, we believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital and capital expenditure needs.

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

Long-term investments include auction rate securities that are currently failing auction. These investments are recorded at fair value using a discounted cash flow approach. We are divesting all auction rate securities as the market allows. Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer. There can be no assurance, however, that the issuers of the action rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed as of June 30, 2008. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of, and with the participation of our management, including the CEO and CFO, an evaluation of the company’s internal control over financial reporting was performed as of June 30, 2008. Based on this evaluation, management concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

On September 13, 2007, and October 1, 2007, two complaints were filed against the Company and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against the Company and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. On July 10, 2008, the Company, together with the other defendants, filed a motion to dismiss the consolidated complaint. We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  No amount has been accrued for these claims at June 30, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. The Company is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above. We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations. No amount has been accrued for these claims at June 30, 2008.

Our business results in medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claim and expense payments of $985,000 have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following information updates the information provided in “Item 1A. Risk Factors” of our 2007 Annual Report on Form 10-K:

The FDA’s advisory board on ophthalmic devices is currently reviewing concerns about post-Lasik quality of life matters and may propose a major new study on Lasik outcomes. The outcome of this review could potentially impact negatively the acceptance of Lasik. In addition, the acceptance rate of IntraLase technology and our ability to successfully implement the IntraLase technology on a national basis create additional risk.

Item 4. Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 12, 2008. Two matters were submitted to the vote of the stockholders. Results were as outlined below:

Election of directors:

	Shares Voted For	Authority Withheld
William F. Bahl	12,659,589	1,609,688
John H. Gutfreund	12,643,496	1,625,781
John C. Hassan	12,648,596	1,620,680
Steven C. Straus	12,831,203	1,438,073
E. Anthony Woods	12,659,177	1,610,099

Ratification of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2008:

Shares Voted For	Shares Voted Against	Shares Abstaining
14,171,563	33,229	64,484

Item 6. Exhibits

Exhibits

Number	Description
*10.1	Loan and Security Agreement between LCA-Vision Inc. and PNC Equipment Finance, LLC dated as of April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)
*10.2	Letter Agreement between LCA-Vision Inc. and David L. Thomas (Exhibit 99.2 to Current Report on Form 8-K filed March 24, 2008)
*10.3	Amendment to Employment Agreement between LCA-Vision Inc. and Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed May 2, 2008)
*10.4	Form of Agreement between LCA-Vision Inc. and its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008)
*10.5	Form of Indemnification Agreement between LCA-Vision Inc. and its directors (Exhibit 10.1 to Current Report on Form 8-K filed July 24, 2008)
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: July 29, 2008	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: July 29, 2008	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Interim Chief Financial Officer
Senior Vice President of Finance and Treasurer