Form 10-Q
period 2008-09-30
LCA VISION INC
filed 2008-10-28
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,547,417 shares as of October 22, 2008.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$24,669	$17,614
Short-term investments	37,993	42,534
Patient receivables, net of allowance for doubtful accounts of $1,945 and $2,987	10,957	12,712
Other accounts receivable	2,260	5,941
Prepaid professional fees	1,105	1,872
Prepaid income taxes	2,880	6,391
Deferred tax assets	3,385	3,450
Prepaid expenses and other	5,238	5,076

Total current assets	88,487	95,590

Property and equipment	122,080	106,788
Accumulated depreciation and amortization	(66,139)	(52,872)
Property and equipment, net	55,941	53,916

Long-term investments	4,406	2,250
Patient receivables, net of allowance for doubtful accounts of $1,931 and $2,130	3,499	4,556
Deferred compensation plan assets	3,106	5,540
Investment in unconsolidated businesses	398	590
Deferred tax assets	14,044	13,561
Other assets	2,398	3,644

Total assets	$172,279	$179,647

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$8,077	$10,396
Accrued liabilities and other	9,961	13,219
Deferred revenue	11,050	18,719
Income taxes payable	1,308	642
Debt obligations maturing in one year	7,281	3,941
Total current liabilities	37,677	46,917

Long-term debt obligations (less current portion)	15,331	2,012
Deferred compensation liability	3,067	5,516
Insurance reserve	9,689	8,493
Deferred revenue	15,830	23,110

Stockholders' Investment
Common stock ($0.001 par value; 25,193,866 and 25,114,244 shares issued and 18,547,417 and 18,482,658 shares outstanding as of September 30, 2008 and December 31, 2007, respectively)	25	25
Contributed capital	173,540	172,965
Common stock in treasury, at cost (6,646,449 and 6,631,586 shares at September 30, 2008 and December 31, 2007)	(114,632)	(114,427)
Retained earnings	31,735	34,597
Accumulated other comprehensive income	17	439

Total stockholders' investment	90,685	93,599

Total liabilities and stockholders' investment	$172,279	$179,647

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue — Laser refractive surgery	$37,397	$74,584	$171,147	$222,933

Operating costs and expenses
Medical professional and license fees	8,201	12,344	34,222	37,738
Direct costs of services	17,686	23,304	62,532	72,399
General and administrative expenses	4,869	4,637	15,914	15,225
Marketing and advertising	8,294	17,208	43,744	50,100
Depreciation	4,508	2,961	13,375	7,758

Operating (loss) income	(6,161)	14,130	1,360	39,713

Equity in earnings from unconsolidated businesses	132	244	453	598
Net investment (loss) income	(724)	1,474	842	4,900
Other income (expense), net	-	-	18	(31)

(Loss) income before taxes	(6,753)	15,848	2,673	45,180

Income tax (benefit) expense	(2,036)	5,830	1,088	16,822

Net (loss) income	$(4,717)	$10,018	$1,585	$28,358

(Loss) income per common share
Basic	$(0.25)	$0.51	$0.09	$1.43
Diluted	$(0.25)	$0.51	$0.09	$1.41

Dividends declared per share	$-	$0.18	$0.24	$0.54

Weighted average shares outstanding
Basic	18,537	19,521	18,519	19,834
Diluted	18,537	19,754	18,572	20,147

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flow from operating activities:
Net income	$1,585	$28,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,375	7,758
Provision for loss on doubtful accounts	4,303	4,383
Loss on investment	1,074	-
Deferred income taxes	(50)	9,927
Stock based compensation	966	3,623
Insurance reserve	1,196	1,684
Equity in earnings of unconsolidated affiliates	(453)	(598)
Changes in operating assets and liabilities
Patient receivables	(1,491)	(9,617)
Other accounts receivable	3,681	(2,934)
Prepaid income taxes	3,511	(5,365)
Prepaid expenses and other	(162)	1,400
Accounts payable	(2,319)	(1,313)
Deferred revenue, net of professional fees	(13,454)	(1,059)
Income taxes payable	666	-
Accrued liabilities and other	(2,499)	2,505

Net cash provided by operations	$9,929	$38,752

Cash flow from investing activities:
Purchase of property and equipment	(13,597)	(13,012)
Purchases of investment securities	(297,128)	(258,415)
Proceeds from sale of investment securities	297,433	260,328
Other, net	645	(77)

Net cash used in investing activities	$(12,647)	$(11,176)

Cash flow from financing activities:
Principal payments of capital lease obligations and debt	(4,328)	(3,873)
Proceeds from loan	19,184	-
Shares repurchased for treasury stock	(205)	(34,943)
Tax benefits related to stock-based compensation	(624)	1,107
Exercise of stock options	193	3,402
Dividends paid to stockholders	(4,447)	(10,658)

Net cash provided by (used in) financing activities	9,773	(44,965)

Increase (decrease) in cash and cash equivalents	7,055	(17,389)

Cash and cash equivalents at beginning of period	17,614	24,431

Cash and cash equivalents at end of period	$24,669	$7,042

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

As of September 30, 2008, we had 78 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of September 30, 2008 and December 31, 2007; condensed consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007; and condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2008 and 2007. In the opinion of management, these condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods reported. These financial statements and notes should be read together with the financial statements and notes in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the period ending September 30, 2008 are not necessarily indicative of results to be expected for the year ended December 31, 2008.

Consolidation and Basis of Presentation

We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (VIEs) and in all VIEs for which we are considered the primary beneficiary. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with Emerging Issue Task Force (EITF) Issue No. 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements. Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence are accounted for by the equity method. Intercompany transactions and balances have been eliminated upon consolidation.

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

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently all securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in the caption “net investment (loss) income” within the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary are also included in net investment (loss) income. The cost of securities sold is based upon the specific identification method. Interest and dividends on securities classified as available-for-sale are included in net investment (loss) income.

As of September 30, 2008 and December 31, 2007, there were available-for-sale securities, both current and long-term, of $42,399,000 and $44,784,000, respectively. The following table is a summary of available-for-sale securities at September 30, 2008 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Value)
Corporate bonds and credit
default swaps	$21,992	$-	$-	$21,992
U.S. Government securities	2,638	-	-	2,638
Municipal bonds	15,593	32	(244)	15,381
Equities	2,944	-	(556)	2,388
Total investments	$43,167	$32	$(800)	$42,399

At September 30, 2008, corporate bonds and credit default swaps and municipal bonds included $6,200,000 in par value of auction rate instruments for which there was not an active market. These securities have historically traded at par and are callable at par at the option of the issuer. Interest is typically paid at the end of each auction period. Until January 2008, the auction rate securities market was highly liquid. Beginning in January 2008, certain of our auction rate instruments “failed,” meaning that there was insufficient demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum auction rate.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a trinominal discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the eight auction rate securities held within our investment portfolio at September 30, 2008, with a combined par value of $2,250,000, were designed to serve as vehicles for credit default swaps. The recent disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap markets, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, an other-than-temporary impairment of $1,074,000 for these two auction rate security investments was recognized within the consolidated statement of operations in the September 30, 2008 quarter to record the investments at fair value and establish a new cost basis. Five of the eight auction rate securities, consisting primarily of municipal bonds with a combined par value of $3,450,000, were reported at fair value with total unrealized losses of $220,000, or $132,000 on an after-tax basis, included in accumulated other comprehensive income, a component of stockholders’ investment, as of September 30, 2008. The remaining auction rate security was redeemed by the issuer in October 2008 at its $500,000 par value.

As a result of the failed auctions and excluding those securities redeemed subsequent to September 30, 2008, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to September 30, 2008, as long-term. The fair value and par value of our long-term auction rate instruments were $4,406,000 and $5,700,000 at September 30, 2008, respectively.

The net carrying value and estimated fair value of debt securities available for sale and equity investments at September 30, 2008, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

(dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$28,214	$28,222
Due after one year through three years	6,883	6,883
Due after three years	5,126	4,906
Equities	2,944	2,388
Total investments	$43,167	$42,399

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement No. 157 (SFAS 157), Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements. In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157, we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. Additionally, in October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active. FSB 157-3 clarifies the application of FAS 157 in a market that is not active.

Level inputs, as defined by SFAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of September 30, 2008 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$24,669	$-	$-	$24,669
Investments	2,388	35,605	4,406	42,399
Deferred compensation assets	3,106	-	-	3,106
Total	$30,163	$35,605	$4,406	$70,174

Liabilities:
Deferred compensation liabilities	$3,067	$-	$-	$3,067

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate investment instruments are classified in Level 3 as previously described. We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals. The investment assets of the rabbi trust are valued using quoted market prices. The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices. We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

For the three months ended September 30, 2008
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Taxable	Tax Exempt
	Auction	Auction
	Rate	Rate
Description	Securities	Securities	Total
Balance as of July 1, 2008	$1,834	$3,893	$5,727

Assets acquired	-	-	-
Assets sold	-	-	-
Transfers in (out) of Level 3	-	(500)	(500)
Gains (losses) included in earnings	(1,074)	-	(1,074)
Gains (losses) included in other comprehensive income	416	(163)	253
Balance as of September 30, 2008	$1,176	$3,230	$4,406

For the nine months ended September 30, 2008
	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Taxable	Tax Exempt
	Auction	Auction
	Rate	Rate
Description	Securities	Securities	Total
Balance as of Janurary 1, 2008	$2,600	$15,125	$17,725

Assets acquired	-	2,150	2,150
Assets sold	(350)	(11,925)	(12,275)
Transfers in (out) of Level 3	-	(1,900)	(1,900)
Gains (losses) included in earnings	(1,074)	-	(1,074)
Gains (losses) included in other comprehensive income	-	(220)	(220)
Balance as of September 30, 2008	$1,176	$3,230	$4,406

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and the remainder is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. Receivables are charged off against the allowance for doubtful accounts when it is probable a receivable will not be recovered. Our policy is to reserve for all receivables that remain open past the financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, participation in the acuity program now is included in the base surgical price. No warranty-related revenue deferrals have occurred for procedures performed since that date and there will be no additions to the deferral account in the future. Revenues previously deferred from the sale of the separately priced acuity programs are being recognized over a seven-year period, our current estimate of the period over which costs to provide the enhancement service will be incurred.

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

As of September 30, 2008 and December 31, 2007, the deferred revenue balance totaled $26,880,000 and $41,829,000, respectively.

Captive Insurance Company Reserves

We have a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, although none are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The financial statements of the captive insurance company are consolidated with our financial statements since it is a wholly-owned enterprise. As of September 30, 2008 and December 31, 2007, we maintained insurance reserves of $9,689,000 and $8,493,000, respectively, which represents an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The loss reserve developed by our actuaries is determined by comparing historical claim experience to comparable insurance industry experience.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements
Debt

Long-term debt obligations consist of (dollars in thousands):

	Amount Outstanding
	September 30, 2008	December 31, 2007
Capitalized lease obligations	$4,851	$5,953
Bank loan	17,761	-
Total long-term debt obligations	$22,612	$5,953
Debt obligations maturing in one year	(7,281)	(3,941)
Long-term obligations (less current portion)	$15,331	$2,012

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

Income Taxes

The following table summarizes the components of the income tax provision for the three- and nine-month periods ended September 30, 2008 and 2007 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Federal income tax (benefit) expense	$(1,559)	$5,455	$874	$14,681
State income tax (benefit) expense, net of federal benefit	(477)	375	214	2,141
Income tax (benefit) expense	$(2,036)	$5,830	$1,088	$16,822

Effective income tax rate	30.2%	36.8%	40.7%	37.2%

Our effective income tax rate fluctuated for the three- and nine-month periods ended September 30, 2008 when compared to the same periods last year primarily because of lower pre-tax income for 2008 compared with 2007 and the corresponding effect of favorable permanent differences constituting a larger percentage of our overall taxable income, partially offset by the non-tax-deductibility of the $1.1 million loss on investments recorded in the September 2008 quarter.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

During the three and nine months ended September 30, 2008, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax expense. The total amount of unrecognized tax benefits was approximately $398,000 and $584,000 at September 30, 2008 and December 31, 2007, respectively. During the June 2008 quarter, the Internal Revenue Service completed its examination of our 2006 tax returns with no significant affect to the financial statements. It is reasonably possible that, within the next 12 months, there could be a change in the amount of unrecognized tax benefits resulting from IRS reviews for tax years after 2006 or other taxing authorities, including possible settlement of audit issues, or the expiration of applicable statutes of limitations. It is not possible to reasonably estimate the amount of any such change in unrecognized tax benefits at this time.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding. Diluted per share data is calculated by dividing income applicable to common shares by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

Following is a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings
Net (loss) income	$(4,717)	$10,018	$1,585	$28,358
Weighted average shares outstanding	18,537	19,521	18,519	19,834
Basic (loss) earnings per share	$(0.25)	$0.51	$0.09	$1.43

Diluted Earnings
Net (loss) income	$(4,717)	$10,018	$1,585	$28,358
Weighted average shares outstanding	18,537	19,521	18,519	19,834
Effect of dilutive securities
Stock options	-	211	28	277
Restricted stock	-	22	25	36
Weighted average common shares and potential dilutive shares	18,537	19,754	18,572	20,147
Diluted (loss) earnings per share	$(0.25)	$0.51	$0.09	$1.41

For the three and nine months ended September 30, 2008, 701,477 and 678,898 weighted shares, respectively, that were issuable upon the exercise of stock options and non-vested restricted stock were excluded from the computation of diluted earnings per share as their effect was antidilutive.

Revenue Recognition

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists. Additionally, revenue is recognized when the price is fixed and determinable and collectability is reasonably assured. Revenues associated with our former separately priced acuity programs have been deferred and are being recognized over the period in which future costs of performing the post-surgical enhancement procedures are expected to be incurred, as we have sufficient experience to support that cost associated with future enhancements will be incurred on other than a straight-line basis.

Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax benefits were as follows for the three and nine months ended September 30, 2008 (dollars in thousands):

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options	$(83)	$223	$80	$1,610
Restricted stock	437	621	886	2,013
	$354	$844	$966	$3,623
Income tax benefit	181	513	425	916
	$173	$331	$541	$2,707

The stock option expense for the three-month period ended September 30, 2008 was negative due to a revision to the forfeiture estimates resulting from layoffs and other personnel reductions that occurred during the quarter.

Commitments and Contingencies
On September 13, 2007, and October 1, 2007, two complaints were filed against the Company and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against the Company and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. On July 10, 2008, the Company, together with the other defendants, filed a motion to dismiss the consolidated complaint. On September 5, 2008, plaintiffs filed their memorandum in opposition to the motion to dismiss. We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  No amount has been accrued for these claims at September 30, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. The Company is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above. We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations due to our indemnification obligations to these persons if liability were found. No amount has been accrued for these claims at September 30, 2008.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements

Our business results in a number of medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claims and expense payments of $1,171,000 have been disbursed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in such forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; the acceptance rate of new technology, and our ability to successfully implement new technology on a national basis; market acceptance of our services; the successful execution of marketing strategies to cost effectively drive patients to our vision centers; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; legal or regulatory action against us or others in the laser vision correction industry; our ability to profitably operate vision centers and retain qualified personnel during periods of lower procedure volumes; the relatively high fixed cost structure of our business; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically; and the future value of revenues financed by us and our ability to collect on such financings which will depend on a number of factors, including the worsening consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. In addition, an ongoing FDA study about post-Lasik quality of life matters could potentially impact negatively the acceptance of Lasik. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included herein, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A. Risk Factors” in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of important factors that could affect our results.

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

We derive all of our revenues from the delivery of laser vision correction services performed in our U.S. vision centers. Our revenues therefore depend on our volume of procedures, which is impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence levels

•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals

•	The availability of patient financing

•	The level of consumer acceptance of laser vision correction

•	The effect of competition and discounting practices in our industry

Other factors that may impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended warranties

•	Our mix of procedures among the different types of laser technology

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

Our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services. Our vision centers have a relatively high degree of operating leverage due to the fact that many of our costs are fixed in nature. As a result, our level of procedure volume can have a significant impact on our level of profitability. As indicated below, we have experienced significant declines in levels of procedure volume during the first nine months of 2008, primarily during the three months ended September 30, 2008. We believe this is due to the occurrence of a number of factors cited in the first paragraph of this Item 2 as risks and uncertainties associated with our business. These factors include the effect of deteriorating U.S. economic conditions on consumer spending habits, the inability of our marketing strategies to drive procedure volume in the current economic environment and, perhaps, an increase in consumer concern about laser vision correction resulting from the ongoing FDA study. We expect these conditions will continue to adversely affect our procedure volume and our revenues for at least the balance of 2008.

The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2008	2007
First Quarter	44,159	59,101
Second Quarter	30,086	48,668
Third Quarter	21,484	44,547
Fourth Quarter		39,888
Year	95,729	192,204

Our strongest quarter in terms of procedures performed historically has been the first quarter of the year. We believe this is related to a number of factors, including the availability of funds under typical employer medical flexible spending programs and the general effect of the New Year season.

Prior to June 15, 2007, we offered our patients separately priced acuity programs. These programs included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, 100% of revenues from the sale of an extended acuity program are to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We believe we have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we eliminated the use of separately priced extended acuity warranties. No warranty-related revenue deferrals have occurred for procedures performed since that date and there will be no additions to the deferral account in the future. The following table provides an estimate of the run-off of the balance in future periods based upon historical enhancement rates. All amounts related to the one-year acuity program have been fully amortized. These rates are reviewed quarterly and the amortization will be modified as needed (dollars in thousands).

	Lifetime if Base	Lifetime if Base
	Price Includes	Price Does Not
	the One-Year	Include an
	Acuity Plan	Acuity Plan	Total
Balance as of September 30, 2008	$22,947	$3,933	$26,880

Estimated amortization:
2008 Q4	3,225	544	3,769
2009 Q1	2,618	442	3,060
2009 Q2	1,972	322	2,294
2009 Q3	1,659	268	1,927
2009 Q4	1,572	255	1,827
2010	5,266	885	6,151
2011	3,713	663	4,376
2012	2,119	397	2,516
2013	727	144	871
2014	76	13	89

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

Results of Operations for the Three Months Ended September 30, 2008 and 2007

We have seen a decline in appointments and in the show rates for both appointments and treatments. We believe this is primarily due to the current economic uncertainty and other macroeconomic factors. Particularly, we believe that tightening consumer discretionary spending has negatively impacted our volume.

In the third quarter of 2008, revenues decreased by $37,187,000, or 49.9%, to $37,397,000 from $74,584,000 in the third quarter of 2007. Procedure volume of 21,484 was a decrease of 51.8% from 44,547 in the third quarter of 2007. For vision centers open at least 12 months, procedure volume decreased by approximately 54.6% in the third quarter of 2008 to 20,231 compared to 44,547 in the third quarter of 2007. The components of the revenue change include (dollars in thousands):

Decrease in revenues from lower procedure volume	$(34,624)
Impact from increase in average selling price, before revenue deferral	739
Change in deferred revenues	(3,302)
Decrease in revenues	$(37,187)

The average reported revenue per procedure, which includes the impact of taking into income deferred revenue from separately priced extended warranties as well as some price increases related to the adoption of IntraLase technology, increased 4.0% to $1,741 in the third quarter of 2008 from $1,674 in the third quarter of 2007. IntraLase is now operational in most of our vision centers.

Effective July 1, 2008, we implemented a simplified market-specific pricing structure based on the results of four months of earlier testing in multiple markets. The revised structure, which was intended to drive procedure volume while maintaining acceptable margins, establishes local price points that take into account market competition and other factors. When excluding the impact of deferred revenue, the revised pricing structure has resulted in a $100 decline in average price per procedure when compared with the second quarter of 2008. The price reduction benefited conversion in some markets but not all markets where price was reduced. We will continue to monitor the relationship between price and conversion and make adjustments to price where we believe revenue can be maximized.

Change in deferred revenue
The following table summarizes the effect on period-over-period revenues of the change in deferred revenues for the third quarters of 2008 and 2007 (dollars in thousands):

	2008	2007	Decrease in Revenues
Revenues deferred	$-	$-	$-
Amortization of prior deferred revenues	4,404	7,706	(3,302)
Net decrease in revenues			$(3,302)

Medical professional and license fees
Medical professional and license fees decreased by $4,143,000, or 33.6%, in the third quarter of 2008 from the third quarter of 2007. This decrease was primarily due to lower costs and physician fees associated with lower revenues, partially offset by higher costs associated with IntraLase license fees. The amortization of the deferred medical professional fees attributable to prior years was $440,000 in the third quarter of 2008 and $771,000 in the third quarter of 2007. IntraLase accounted for approximately 74% of the procedures in the third quarter of 2008 but only 5% in the third quarter of 2007.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense. Direct costs of services decreased in the third quarter of 2008 by $5,618,000, or 24.1%, over the third quarter of 2007. This decrease was principally the result of procedure volume declines driving decreases in surgical supplies, bad debt expense, finance fees and employee incentives and, secondarily, was attributable to workforce reductions, which reduced salary, fringe benefits and stock-based compensation expense. These decreases were partially offset by increases in rent/utilities and equipment expense for new centers. New center costs in the third quarter 2008 were $1,514,000.

In response to lower procedure volume, we reduced our workforce by approximately 16% in the first quarter and by an additional 25% in the third quarter of 2008. We recorded a severance charge of $812,000 during the third quarter in connection with this recent workforce reduction.

In October 2008 we closed our Boise, Idaho vision center due to poor financial performance. We will take a charge of approximately $600,000 in the fourth quarter of 2008 related to this closure. We will continue to monitor the financial performance of all vision centers on a monthly basis.

General and administrative
General and administrative expenses increased by $232,000, or 5.0%, in the third quarter of 2008 from the third quarter of 2007. This was primarily due to an increase in professional services and rent/utilities. The professional services included costs for our customer service and sales training program, legal fees and consulting costs for strategic planning and human resource support. The rent increase resulted from the addition of our national call center and data center in December of 2007.

Marketing and advertising expenses
Marketing and advertising expenses decreased by $8,914,000, or 51.8%, in the third quarter of 2008 from the third quarter of 2007. This decrease was made to better align our spending with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and recently consolidated our media programs under a single, proven lead agency that will manage our marketing programs and vendors. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation expense
Depreciation expense increased by $1,547,000 in the third quarter of 2008 from the third quarter of 2007 as a result of capital investments in new vision centers over the past year, expenditures at our national call center and data center, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
We recorded a net investment loss of $724,000 in the third quarter of 2008 as compared to net investment income of $1,474,000 in the third quarter of 2007. The $2,198,000 decline is due to an other-than-temporary impairment on investments of $1,074,000, a decrease in investment income of $1,300,000 as a result of a decline in investment holdings that were used for our share buyback program in 2007, declining deferred compensation asset values resulting from changing market conditions and reduced investment balances, and a shift of some investments from taxable and tax exempt bonds to U.S. Treasury money market accounts that earn a lower rate of interest. These decreases were partially offset by a $176,000 increase in income from patient financing charges.

Income taxes
The following table summarizes the components of the income tax provision for the third quarter of 2008 and 2007 (dollars in thousands):

	Three months ended
	September 30,
	2008	2007
Federal income tax (benefit) expense	$(1,559)	$5,455
State income tax (benefit), net of federal benefit	(477)	375
Income tax (benefit) expense	$(2,036)	$5,830

Effective income tax rate	30.2%	36.8%

Income tax expense decreased from 36.8% of pre-tax income during the third quarter of 2007 to 30.2% of pre-tax loss during the third quarter of 2008. The decrease resulted primarily from the lower pre-tax earnings for 2008 compared to 2007, the corresponding effect of favorable permanent differences constituting a larger percentage of our overall tax provision and the non-deductibility of the loss on investments recorded this quarter.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

In the first nine months of 2008, revenues decreased by $51,786,000, or 23.2%, to $171,147,000 from $222,933,000 in the first nine months of 2007. Procedure volume of 95,729 was a decrease of 37.2% from 152,316 in the first nine months of 2007. The components of the revenue change include (dollars in thousands):

Decrease in revenues from lower procedure volume	$(82,385)
Impact from increase in average selling price, before revenue deferral	16,826
Change in deferred revenues	13,773
Decrease in revenues	$(51,786)

The average reported revenue per procedure, which includes the impact of taking into income deferred revenue from separately priced extended warranties, increased 22.2% to $1,788 in the first nine months of 2008 from $1,464 in the first nine months of 2007.

We have seen a decline in pre-operative appointment bookings and in the show rates for both appointments and treatments. We believe this is primarily due to the current economic uncertainty and other macroeconomic factors.

Change in deferred revenues
The following table summarizes the effect on revenues of the change in deferred revenues for the first nine months of 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30, 2008
	2008	2007	Increase in Revenues
Revenues deferred	$-	$(20,054)	$20,054
Amortization of prior deferred revenues	14,950	21,231	(6,281)
Net increase in revenues			$13,773

Medical professional and license fees
Medical professional and license fees decreased by $3,516,000 or 9.3%, in the first nine months of 2008 from the first nine months of 2007. This decrease was primarily due to lower costs and physician fees associated with lower revenues, partially offset by higher costs associated with IntraLase license fees. As a result of deferring revenue associated with separately priced extended warranties, $2,006,000 of medical professional fees were deferred in the first half of 2007. The amortization of the deferred medical professional fees attributable to prior years was $1,495,000 in the first nine months of 2008 and $2,123,000 in the first nine months of 2007.

Direct costs of services
Direct costs of services decreased in the first nine months of 2008 by $9,867,000, or 13.6%, over the first nine months of 2007. This decrease was primarily the result of lower expense for surgical supplies, employee incentives, laser rent and financing fees due to lower procedure volumes and, secondarily, to workforce reductions which reduced salary and stock-based compensation expense. This decrease was partially offset by increased rent and utilities costs for new centers.

General and administrative
General and administrative expenses increased by $689,000 or 4.5%, in the first nine months of 2008 from the first nine months of 2007. This amount was primarily due to increases in professional services, salaries, fringe benefits, and telecommunications costs for the new call center, partially offset by decreases in stock-based and employee incentive compensation due to lower performance expectations for 2008.

Marketing and advertising expenses
Marketing and advertising expenses decreased by $6,356,000, or 12.7%, in the first nine months of 2008 from the first nine months of 2007. These expenses were 25.6% of revenue during the first nine months of 2008, compared with 22.5% during the first nine months of 2007. Due to deteriorating returns on some marketing initiatives, marketing spending levels were reduced significantly in the third quarter of 2008 as discussed above. We are continuing to work to develop more efficient marketing techniques. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation expense
Depreciation expense increased by $5,617,000, or 72.4%, in the first nine months of 2008 from the first nine months of 2007 as a result of capital investments in new centers over the past year, expenditures at our national call center and data center, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
Net investment income in the first nine months of 2007 decreased $4,058,000, or 82.8%, due to the recognition of an other-than-temporary impairment on investments of $1,074,000, a decrease in investment income of $3,745,000 as a result of a decline in investment holdings that were used for our share buyback program in 2007, declines in deferred compensation assets and the returns on those assets resulting from changing market conditions and a shift of some investments from taxable and tax exempt bonds to U.S. Treasury money market accounts that earn a lower rate of interest. This decrease was partially offset by a $761,000 increase in income from patient financing charges.

Income taxes
The following table summarizes the components of income tax provision for the first nine months of 2008 and 2007 (dollars in thousands):

	Nine months ended
	September 30,
	2008	2007
Federal income tax expense	$874	$14,681
State income tax, net of federal benefit	214	2,141
Income tax expense	$1,088	$16,822

Effective income tax rate	40.7%	37.2%

Income tax expense increased from 37.2% of pre-tax income during the first nine months of 2007 to 40.7% of pre-tax income during the first nine months of 2008. The increase resulted primarily from lower pre-tax earnings for 2008 compared with 2007, the non-deductible charge for unrealized loss on investments, and the corresponding effect of favorable permanent differences constituting a larger percentage of our overall tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $62,662,000 as of September 30, 2008, up from $60,148,000 at December 31, 2007. Net cash provided by operating activities in the first nine months of 2008 was $9,929,000 as compared to $38,752,000 for the corresponding period in the prior year. The decrease in cash provided by operating activities from 2007 to 2008 resulted from lower earnings and the $12,395,000 reduction in deferred revenue between 2007 and 2008.

Long-term investments totaled $4,406,000 as of September 30, 2008, up from $2,250,000 at December 31, 2007. These assets are comprised of auction rate securities that were failing auction at those dates. The auction rate securities have maturity dates ranging from 2016 to 2036. As of December 31, 2007, the Company had $18,300,000 of auction rate securities at par value, $12,100,000 of which had been redeemed by September 30, 2008 and another $500,000 in October 2008. These investments are being reported at a fair value. See the notes to the condensed consolidated financial statements for additional information.

As of September 30, 2008, we had approximately $14,456,000 in patient receivables, net of allowance for doubtful accounts. Gross patient receivables decreased $4,053,000 since December 31, 2007, primarily as a result of a decrease in procedure volume. At the same time, the allowance for doubtful accounts decreased by $1,241,000 from $5,117,000 to $3,876,000. This decrease in the allowance for doubtful accounts was a result of sending uncollected balances to collections earlier in the process.

Collection patterns have shown deterioration over the past year. In response, we have implemented new policies and strengthened our underwriting standards. Although it will take approximately 18 to 36 months to fully assess the impact of these changes, bad debt expense is approximately 2.5% of revenues which is consistent with past quarters. We are carefully monitoring our collection rates and related underwriting standards in order to ensure the adequacy of our allowance for doubtful accounts and that collectability of our revenue is reasonably assured at the time service is rendered.

Other accounts receivable decreased from $5,941,000 at December 31, 2007 to $2,260,000 at September 30, 2008. This was primarily due to the reduction in vendor rebates as a result of converting some purchases to every-day discounted pricing rather than gross pricing subject to future rebates.

Prepaid taxes decreased from $6,391,000 at December 31, 2007 to $2,880,000 at September 30, 2008. This decrease occurred primarily as a result of receiving the refund of previously paid taxes due to a change in tax accounting methods for deferred revenue that was accepted by the IRS.

Deferred compensation plan assets and liabilities both declined from December 31, 2007 to September 30, 2008. This decline was primarily attributed to participant withdrawals and the current stock market valuation reductions.

As of September 30, 2008, accounts payable decreased to $8,077,000 from $10,396,000 at December 31, 2007. This decrease was the result of decreased activity and a high level of invoiced-but-not-paid capital expenditures at year end that subsequently were paid.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units purchased by us. At closing, we drew $19,184,000 on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We have typically financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction frees-up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $17,761,000 at September 30, 2008.

On August 21, 2007, our board of directors authorized a share repurchase plan under which we are authorized to purchase up to $50,000,000 of our common stock. During 2007, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10,000,000. No shares were repurchased during the first nine months of 2008.

In the third quarter of 2008, the board of directors decided to suspend payment of a dividend and to revisit this decision in the future.

Our costs associated with the opening of a new vision center primarily consist of capital expenditures, including the purchase or lease of lasers, diagnostic equipment and office equipment, rent and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,000,000 and $1,500,000. Actual costs vary from vision center to vision center based upon the market, the number of lasers purchased or leased for the vision center, the site of the vision center and the level of leasehold improvements required, among other variables. Our capital expenditures consist primarily of investments incurred in connection with the opening of new vision centers and equipment purchases or upgrades at existing facilities.

Year-to-date, we have opened six new vision centers: Savannah, Georgia; Des Moines, Iowa; Tulsa, Oklahoma; Woodbridge, New Jersey; Nashville, Tennessee; and Arlington, Texas. Capital expenditures through September 30, 2008 were $13,597,000 which were comprised primarily of the costs to open new vision centers and the purchases of IntraLase lasers.

During the second half of 2008, we have continued our efforts to reduce capital expenditures by halting new 2008 center openings, reducing the number of center relocations planned for the year from five to three, and limiting new laser purchases by moving under-utilized lasers to new centers. In the third quarter of 2008, our capital expenditures were $1,007,000. No new centers or relocations are planned for the fourth quarter.

The ability to fund our marketing and advertising program, planned capital expenditures and new vision center rollouts depends on our future performance, which, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors, some of which are beyond our control. Based upon our current anticipated level of operations, we believe that cash flow from operations and available cash and short-term investments should provide sufficient cash reserves and liquidity to fund our working capital and capital expenditure needs.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments.

Short-term investments are recorded at market value. Due to the short-term nature of the investments in corporate bonds and the significant portion of the investments in Treasury money market funds, municipal and U.S. Government bonds, we believe there is little risk to the valuation of debt securities. The investments in equity securities carry more market risk.

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

Item 4. Controls and Procedures

(a)	Evaluation Of Disclosure Controls And Procedures

Under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed as of September 30, 2008. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of, and with the participation of our management, including the CEO and CFO, an evaluation of the Company’s internal control over financial reporting was performed as of September 30, 2008. Based on this evaluation, management concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 13, 2007, and October 1, 2007, two complaints were filed against the Company and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against the Company and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of shareholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of shareholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects and historical accounting for bad-debt reserves and expenses were false or misleading. On July 10, 2008, the Company, together with the other defendants, filed a motion to dismiss the consolidated complaint. On September 5, 2008, plaintiffs filed their memorandum in opposition to the motion to dismiss. We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  No amount has been accrued for these claims at September 30, 2008.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on behalf of the Company.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. The Company is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above. We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations due to our indemnification obligations to these persons if liability were found. No amount has been accrued for these claims at September 30, 2008.

Our business results in medical malpractice lawsuits. Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Due to substantial increases in insurance premiums, effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claim and expense payments of $1,171,000 have been disbursed.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LCA-VISION INC.

Date: October 28, 2008	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: October 28, 2008	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Interim Chief Financial Officer
Senior Vice President of Finance and Treasurer