Form 10-K
period 2008-12-31
LCA VISION INC
filed 2009-03-13
CIK 1003130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $88,394,000 based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant's Common Stock as of March 6, 2009 was 18,552,985.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LCA-VISION INC.

FISCAL YEAR 2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

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

Item 1. Business.

Background and History of Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  Independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals, support the operation of our vision centers.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 1,040,000 laser vision correction procedures in our vision centers in the United States and Canada since 1991.   We provide most of our patients with a procedure called LASIK, which we began performing in the United States in 1997.

As of December 31, 2008, we operated 75 LasikPlus fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States.  We also have a joint venture in Canada.

We derive all of our operating revenues from laser refractive surgery, our only operating segment.  Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.”  See Note 1 of the “Notes to Consolidated Financial Statements” for financial information by geographic area.

Laser Vision Correction Procedures

We use laser vision correction procedures to reshape the outer layers of the cornea to help correct refractive vision disorders by changing its curvature with an excimer laser, which may reduce the need for wearing corrective lenses such as glasses and contact lenses. Prior to the laser vision correction procedure, our professionals make an assessment of the patient’s candidacy for the treatment and the correction required to program the excimer laser. The software of the excimer laser then calculates the number of pulses needed to achieve the intended correction using a specially developed algorithm. The ophthalmologist inserts a speculum to prevent blinking and applies topical anesthetic eye drops. The patient reclines on a bed, eyes focused on a fixed target, while the ophthalmologist positions the patient’s cornea for the procedure. The excimer laser emits energy in a series of pulses, with each pulse typically lasting only a fraction of a second. High-energy ultraviolet light produced by the excimer laser creates a ‘‘non-thermal’’ ablation to remove corneal tissue and reshape the cornea. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness, and steeper when corrected for farsightedness.  We schedule a  series of patient follow-up visits with an optometrist or ophthalmologist to monitor the corneal healing process, to check that there are no complications and to test the correction achieved by the procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.

We currently use three suppliers for fixed-site excimer lasers: Bausch & Lomb, Abbott Medical Optics and Alcon.  We also utilize the IntraLase femtosecond laser supplied by Abbott Medical Optics in our vision centers. We plan to reduce our excimer laser suppliers to two during 2009.

We provide primarily two types of procedures in our vision centers:

PRK and Surface Ablation. The U.S. Food and Drug Administration (FDA) has approved PRK for commercial use in the United States since 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses directly to the surface of the cornea. Following the PRK procedure, the ophthalmologist places a contact lens bandage on the eye to protect it. The patient may experience discomfort and blurred vision until the epithelium heals, which can take several days or longer.  The doctor generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort, minimizing infection and helping to promote corneal healing.

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

LASIK.  In 1997, we began performing LASIK, which now accounts for the majority of our laser vision correction procedures in the United States. In LASIK procedures, the surgeon typically uses an automated microsurgical instrument called a microkeratome or a femtosecond laser to create a thin flap, which remains hinged to the eye. The surgeon then lays back the corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The physician then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea. Because  the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.  LASIK technology was expanded in 2003 to include wavefront-guided technology, a system that customizes the procedures based on higher order aberrations of certain patients.  In 2007, we adopted IntraLase technology, a femtosecond laser that can be used in place of a microkeratome.

The Laser Vision Correction Market

More than 175 million Americans, or approximately 57% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image.  Three common refractive vision disorders are:

•	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects
•	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects
•	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 6.5 million patients have been treated.  Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 1,016,300 million laser vision correction procedures performed in 2008. Industry reports on the U.S. refractive market estimate that the potential market for laser vision correction procedures in the United States is approximately 113 million procedures.  Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source:  Market Scope, December 2008
(f) = 2009 data forecasted

Our Business Strategy

Our business strategy is to provide quality laser vision correction services at an affordable price. We operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their services.

We intend to grow our business through increased penetration in our current markets and, after the economy and the Company’s cash flow improve, expansion into new markets. Key elements of our business strategy include:

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

Providing patients with a “Continuum of Care.” We strive to achieve high patient satisfaction and have established a ‘‘Continuum of Care’’ program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. We train our call center personnel to answer questions regarding procedures and generally we provide them access both to a physician to address more difficult inquiries and to past patients who can relate procedure experience. Once in the vision center, we provide potential patients a free eye evaluation with the local vision center’s independent ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, we design our vision centers to create a patient-friendly environment and reduce any anxiety associated with getting laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor results and provide enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.  We are planning to expand our Continuum of Care model in 2009 and beyond to include other medical and surgical eye services and procedures.  These services and procedures may include eye exams and intraocular lens replacements.  We are planning this service expansion now and will assess portions of it in test markets.  We believe that continued contact with our satisfied patient base will provide more word of mouth referrals and repeat business with some patients.

Opening and operating new laser vision correction centers. When our cash flow and the economy improve, we plan to expand our business primarily through the development of new vision centers in attractive new markets and within existing markets. In evaluating new and current markets for opening a laser vision correction center, we consider a number of factors, including population demographics and competition, among other variables. We also typically interview local ophthalmologists and optometrists. We target geographic markets which we believe have the potential to generate break-even procedure volume within the first six months of opening.  We have developed what we believe to be relatively cost-efficient standardized vision center designs to be used in building each new vision center to effectively manage patient flow and physician and staff productivity.

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

Developing and implementing innovative direct marketing campaigns. Our marketing programs seek to reinforce the LasikPlus brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of print media, radio, internet, television and direct mail campaigns, among other strategies. In most advertisements, we provide prospective patients a web site address and a toll-free number to contact us. Our call center representatives answer initial questions potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction.

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

We face competition from other providers of laser vision correction. A fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers deliver eye care services in the United States. Industry sources estimate that such local providers represent approximately 60% of the laser vision correction market. Corporate laser vision correction providers, such as ourselves, are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction.

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

Employees

As of February 9, 2009, we had approximately 568 employees, 476 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

Trademarks

We have several registered trademarks in the United States, including the name LasikPlus®.  We have not registered all of the names we use for our products and services with the United States Patent and Trademark Office. Where we use the “TM” (trademark) symbol, we intend to claim trademark rights on those names under common law. The duration of such trademarks under common law is the length of time we continue to use them.

Suppliers of Equipment and Financing Services

We are not directly involved in the research, development or manufacture of ophthalmic laser systems, diagnostic equipment, microkeratomes or microkeratome blades. Several companies - including Bausch & Lomb, Abbott Medical Optics and Alcon, the three suppliers we currently use - offer excimer laser systems which have been approved by the FDA for commercial sale in the United States. We plan to reduce our excimer laser suppliers to two during 2009. We currently rely primarily on Bausch & Lomb, Abbott Medical Optics, and McKesson to provide us with patient interface kits, microkeratomes, microkeratome blades and other disposable items required in LASIK procedures.

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

Government Regulation

Extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare apply to our operations. Some of these include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, state and federal laws, some of which may be applicable to our business operations, regulate extensively contractual arrangements with hospitals, surgery centers, ophthalmologists and optometrists.

If we or our excimer or femtosecond laser manufacturers fail to comply with applicable FDA requirements, the FDA could take  enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the FDA could withdraw clearance or approvals in some circumstances.  If we, or our principal suppliers, fail to comply with regulatory requirements, or any adverse regulatory action, we could be named as a party in ensuing litigation or incur a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers and partners to obtain or maintain appropriate regulatory approval.  Furthermore, if Abbott Medical Optics, Bausch & Lomb or Alcon, or any other manufacturers or suppliers that supply or may supply excimer lasers, diagnostic or other equipment or necessary services to us, fail to comply with applicable federal, state, or foreign regulatory requirements, any adverse regulatory action against such business suppliers and partners, could limit the supply of lasers or limit our ability to use the lasers.

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

The FDA has not approved the use of an excimer laser to treat both eyes on the same day (bilateral treatment). The FDA has stated that it considers the use of the excimer laser for bilateral treatment to be a practice of medicine decision, which the FDA is not authorized to regulate.  Ophthalmologists, including those practicing in our vision centers, widely perform bilateral treatment in an exercise of professional judgment in connection with the practice of medicine. There can be no assurance that the FDA will not seek to challenge this practice in the future.   Should the FDA choose to regulate this aspect of the use of excimer lasers in the future, any potential resulting inconvenience to patients could discourage potential patients from having laser vision correction, potentially having a material adverse effect on our business, financial condition and results of operations by decreasing the total number of procedures we perform.

To authorize new uses of medical devices, regulations require manufacturers to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices we use may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use the devices. These and other regulatory actions could limit the supply of devices we use or our ability to use them, which could have a material adverse effect on our business, financial condition and results of operations.

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

Advertising restrictions

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (FTC). In 2002 the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to settle voluntarily with the FTC.  In July 2003,  the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not be perceived negatively, and thus restrict our ability to effectively generate demand for our laser vision correction services.

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

Fee-splitting

Many states prohibit professionals (including ophthalmologists and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state’s fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his  licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare reform

Many in the United States consider healthcare reform to be a national priority. Several states are also currently considering healthcare proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to healthcare reform. Healthcare reform may bring significant changes in the financing and regulation of the healthcare industry.  Depending on the nature of such changes, they could have a material adverse effect on our business, financial condition and results of operations.

Available Information

Our websites are www.lasikplus.com and www.lca-vision.com. There, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5.  We will make all such reports available as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission (SEC).  Our committee charters, governance guidelines and code of ethics are also available on our websites.  To obtain a copy of Form 10-K by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.  Information contained on our websites is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

We incurred losses in 2008 and may continue to incur losses in 2009.

Our procedure volume in 2008 decreased substantially from 2007 due to accelerating weakening of consumer confidence.  We sustained losses in three of the four quarters in 2008 and for the full year.  In 2009, we expect to continue to experience lower procedure volumes if current economic conditions, including weakness in consumer confidence and discretionary spending, persist.  We expect this will result in continuing losses and negative cash flow.  At December 31, 2008, we had approximately $59.5 million in cash and investments.  We are uncertain as to how long the negative global economic and industry conditions will continue.  If these conditions do not improve over the long-term, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Changes in general economic conditions may cause fluctuations in our revenues and profitability.

The cost of laser vision correction procedures is typically not reimbursed by third-party payers such as health care insurance companies or government programs. Accordingly, as we are experiencing and have experienced in prior fiscal periods, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in laser vision correction, among other economic factors.  A significant decrease in consumer disposable income in a weakening economy results in a decrease in the number of laser vision procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our customers to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience. Weak economic conditions also may change the risk profile or volume of business our unaffiliated finance company partner is willing to underwrite, which could adversely affect our results of operations and cash flow.

Our industry is highly correlated with consumer confidence.

Recessionary economic conditions, uncertainty in the credit markets, a period of rising energy costs and depressed housing prices have all contributed to a deterioration in volume, especially from patients at lower-income levels.  Deteriorating consumer confidence can negatively impact our financial performance.  The current market conditions in the credit markets and rising unemployment are creating uncertainty and causing potential customers to be more cautious in their purchasing decisions.

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

The effectiveness of our marketing programs and messages to consumers can have a significant impact on our financial performance. Over the past several quarters, the effectiveness of marketing has fluctuated, resulting in changes in the cost of marketing per procedure and variations in our margins.  Less effective marketing programs could negatively affect our profitability or financial condition.

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

We generate our revenues through independent ophthalmologists who work with us to perform surgeries. In certain states where the corporate practice of medicine is prohibited, we may contract with professional corporations for ophthalmologists to perform surgeries at our vision centers.  The hiring of independent qualified ophthalmologists is a critical factor in our ability to successfully launch a new vision center, and the retention of those ophthalmologists is a critical factor in the success of our existing vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable consistently to attract, hire and retain qualified ophthalmologists, our ability to open new vision centers, maintain operations at existing vision centers, or attract patients could be negatively affected.

If technological changes occur which render our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or profitability to decline.

Industry, competitive or clinical factors, among others, may require us to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers.  Such alternative technologies could include various intraocular lens technologies, among others.  Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline.  An increase in costs could reduce our ability to maintain our profit margin.  An increase in prices could adversely affect our ability to attract new patients.

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

We have significant accounts receivable from internally financed patients that provides credit risk.

A significant percentage of our patients finance some or all of the cost of their procedure.  We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the customer in up to 36 monthly installments.  As of December 31, 2008, we had $15,450,000 in gross patient receivables, compared to $22,385,000 as of December 31, 2007. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.  Bad debt expense decreased in 2008 to $5.4 million, from $7.7 million in 2007.

If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.

We believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating refractive vision disorders.  In terms of procedure volume, the industry has been relatively flat to down since 2005.

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

Some people and publications have raised concerns with respect to the predictability and stability of results and potential complications or side effects of laser vision correction.  Physicians have provided laser vision correction in the U.S. only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us.  Courts have awarded several significant verdicts against non-affiliated refractive surgeons in the past.  Consequences of proceedings could include increased liability to us in connection with malpractice litigation, increased difficulty in hiring and retaining qualified independent ophthalmologists who may be wary of the increased liability of laser eye surgery, and decreased operational and financial yield from pre-operative examinations, among other effects that would be adverse to our results of operations and profitability.

Some of the possible side effects of laser vision correction may include:
•	Foreign body sensation
•	Pain or discomfort
•	Sensitivity to bright lights
•	Blurred vision or haze
•	Dryness or tearing
•	Fluctuation in vision
•	Night glare and halos
•	Poor or reduced visual quality
•	Overcorrection or undercorrection
•	Regression
•	Decreased corneal integrity
•	Corneal flap or corneal healing complications
•	Loss of best corrected visual acuity
•	Inflammation or infection of the eye
•	Need for corrective lenses or reading glasses post-operatively
•	Need for further treatment

We depend on limited sources for the excimer lasers, diagnostic equipment, microkeratomes and disposable blades we use and for the third-party financing made available to our patients. Shortages of these items or services could hinder our ability to increase our procedure volume.

We currently use three suppliers - Bausch & Lomb, Abbott Medical Optics and Alcon -  for our lasers.  If any or all of these companies became unwilling or unable to supply us with excimer lasers and diagnostic equipment to repair or replace parts or to provide services, our ability to open new vision centers or increase our capacity to perform laser vision correction services at existing vision centers could be restricted. We plan to reduce our excimer laser suppliers to two during 2009.

We currently rely primarily on Bausch & Lomb, Abbott Medical Optics and McKesson to provide us with microkeratomes and patient interface kits, the devices used to create the corneal flap in the LASIK procedure, as well as with microkeratome blades and other disposable items required for LASIK. There are a limited number of manufacturers of patient interface kits, microkeratomes and microkeratome blades, and, if we were to require alternate or additional suppliers, there can be no assurance that such items would be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

We currently rely exclusively on one unaffiliated finance company for third-party financing made available to our patients.  The percentage of our patients who choose to obtain financing from such unaffiliated finance company is significant.  There can be no assurance that financing services will be available in such structures or at such interest rates or costs as we or our patients may require.  Any reduction in available financing could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

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

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (FTC) and various state boards of medicine and optometry. We are subject to a 2003 FTC Consent Order in which it was agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the FTC, will not restrict our laser vision correction services, or otherwise result in negative publicity and damage our reputation.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other health care professional. Some injuries or defects may not become evident for a number of years.  Significant lawsuits against us could subject us to significant judgments and damage our reputation.  In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We rely primarily and intend to continue to rely primarily on the independent ophthalmologists’ professional liability insurance policies and the manufacturers’ product liability insurance policies, although we have limited umbrella general and professional liability insurance. We require the independent ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although there can be no guarantee that the ophthalmologists will be successful in obtaining or maintaining such insurance coverage, particularly in the current insurance market.

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

We own a captive insurance company and, if it pays significant claims, it could affect our results of operations and financial condition.

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

We have not registered all of the names we use for our products and services with the United States Patent and Trademark Office.  Some of our internal processes and systems do not have intellectual property protection.  If a competitor were to attempt to use our names, processes or systems, we may not be able to prevent such use.  The unauthorized use of our name could cause confusion among our customers, and the misappropriation of internal processes or systems could reduce our competitive advantages, either of which could negatively affect our profitability or financial condition.

A group headed by our former Chairman is seeking a change in control of our Company, which could have a material adverse effect on our results of operations and financial condition.

In February 2009, a group led by Steven N. Joffe, Craig P.R. Joffe and Alan H. Buckey (the “Joffe Group”) began to solicit written consents from our stockholders to remove our current Board of Directors without cause and to replace them with Steven N. Joffe and four other individuals designated by the Joffe Group.  The Joffe Group has stated that if successful in obtaining control of our Board of Directors, it will propose that the new Board remove our existing senior executives and replace them with Messrs. Joffe, Joffe and Buckey as Chairman, Chief Operating Officer and Chief Financial Officer, respectively.   Our Board of Directors has determined unanimously that the Joffe Group’s proposals are not in the best interests of our stockholders and is opposing their consent solicitation.

If the Joffe Group were to be successful in obtaining sufficient stockholder consents to obtain control of our Board of Directors, the resultant change of control would constitute an event of default under our Loan and Security Agreement dated as of April 24, 2008 with PNC Equipment Finance, LLC, which would permit the lender to accelerate the maturity of all of the debt outstanding under that agreement (approximately $16.6 million at February 9, 2009).  In addition, the change of control would also permit GE Money Bank to terminate the open-ended patient financing program that financed approximately 54% of our revenues in 2008.  Furthermore, termination of our four current senior executive officers would require us to pay them an aggregate of approximately $1.5 million in severance payments and benefit continuations.  Finally, the Joffe Group has stated that, if successful, it intends to ask our new Board to reimburse its expenses in connection with the consent solicitation, which it estimates at $200,000.

In addition to the foregoing direct costs, our Board believes that, if the Joffe Group were successful, the new Board and management team proposed by the Joffe Group would abandon or reverse many of the initiatives taken by our current management team which we believe have positioned us for future success.

The Joffe Group has advised us that if they are unsuccessful in their consent solicitation they intend to nominate the same five individuals for election as directors at our 2009 Annual Meeting of Stockholders, which may have the same material adverse effects as discussed above.

We are defendants in litigation which, if adversely determined, may have a material adverse effect on our results of operations and financial condition.

On September 13, 2007, and October 1, 2007, two complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action.  A consolidated complaint was filed on April 19, 2008.  The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  They allege that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, we, together with the other defendants, filed a motion to dismiss the consolidated complaint.  On September 5, 2008, plaintiffs filed their memorandum in opposition to the motion to dismiss.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the act at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. We are named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above.  We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers and our Customer Call and Data Center are in leased locations.  The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas.  Centers range in size from approximately 2,700 to 6,900 square feet with lease expiration dates ranging from April 30, 2009 to July 31, 2018.

Item 3. Legal Proceedings.

On September 13, 2007, and October 1, 2007, two complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action.  A consolidated complaint was filed on April 19, 2008.  The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  They allege that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, we, together with the other defendants, filed a motion to dismiss the consolidated complaint.  On September 5, 2008, plaintiffs filed their memorandum in opposition to the motion to dismiss.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. The Company is named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above.  We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

Our business results in a number of medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies.  In December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of $1,308,000.  At December 31, 2008, we maintained insurance reserves of $9,489,000.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LCAV." There were approximately 17,000 beneficial holders of our common stock as of February 6, 2009.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2008		2007
	High	Low	High	Low
First Quarter	$20.26	$12.17	$47.54	$33.27
Second Quarter	13.37	4.54	49.32	40.74
Third Quarter	7.39	4.08	50.69	28.91
Fourth Quarter	4.70	2.16	30.76	15.31

The Board of Directors may declare dividends in its discretion.  We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.  The Board of Directors reviews the decision to pay a dividend quarterly.

The following table sets forth the quarterly cash dividends paid for 2008 and 2007.

	2008	2007
First Quarter	$0.18	$0.18
Second Quarter	0.06	0.18
Third Quarter	-	0.18
Fourth Quarter	-	0.18
	$0.24	$0.72

There were no sales of unregistered securities required to be reported under Item 701 of Regulation S-K.

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to $50,000,000 of our common stock.  During 2007, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10,000,000.  We did not purchase any shares during 2008 under this program.

Item 6.   Selected Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  All amounts are in thousands of U.S. Dollars, except procedure volume and per share data.

	Year Ended December 31,
Consolidated Statements of Operations Data:
	2008	2007	2006	2005	2004
Revenues:
Laser refractive surgery	$205,176	$292,635	$238,925	$176,874	$120,364
Operating costs and expenses:
Medical professional and license fees	41,797	49,312	42,954	33,499	23,599
Direct costs of services	77,474	97,423	77,612	54,952	40,842
General and administrative expenses	20,262	22,657	21,156	14,021	10,292
Marketing and advertising	52,429	66,469	47,971	31,813	20,468
Depreciation	17,972	11,209	8,453	7,636	7,045
Restructuring expense	2,923	-	-	-	-
Impairment of fixed assets	553	-	-	-	-
Total expenses	213,410	247,070	198,146	141,921	102,246
Operating (loss) income	(8,234)	45,565	40,779	34,953	18,118
Equity in earnings from unconsolidated businesses	477	814	746	328	369
Net investment (loss) income	(1,524)	5,953	6,182	3,929	2,137
Other income (loss), net	23	(607)	(27)	(397)	(306)
(Loss) income before taxes on income	(9,258)	51,725	47,680	38,813	20,318

Income tax (benefit) expense	(2,623)	19,221	19,310	15,832	(11,553)
Net (loss) income	$(6,635)	$32,504	$28,370	$22,981	$31,871
Net (loss) income per common share
Basic	$(0.36)	$1.66	$1.37	$1.12	$1.59
Diluted	(0.36)	1.64	1.34	1.07	1.53

Cash dividends per common share	$0.24	$0.72	$0.54	$0.36	$0.13

Weighted average shares outstanding
Basic	18,526	19,572	20,694	20,500	20,099
Diluted	18,526	19,858	21,235	21,492	20,814

Selected Operating Data
Laser vision correction procedures	115,153	192,204	185,268	142,000	95,835

		At December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Cash, cash equivalents and short-term investments	$56,335	$60,148	$95,232	$108,061	$84,384
Working capital	55,534	48,673	95,012	112,091	86,954
Total assets	157,482	179,647	190,159	181,259	137,131
Debt obligations maturing in one year	6,985	3,941	3,360	2,122	542
Long-term debt obligations (less current portion)	14,120	2,012	2,431	1,434	376
Retaining earnings (deficit)	23,515	34,597	16,320	(919)	(1,493)
Total stockholders' investment	82,985	93,599	109,116	126,703	103,076

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

Results of Operations

Revenues

We derived all of our revenues from laser vision correction procedures performed in our U.S. vision centers.  A number of factors impact our revenues, including the following:

•	General economic conditions and consumer confidence levels
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word of mouth referrals
•	The availability of patient financing
•	The level of consumer acceptance of laser vision correction
•	The effect of competition and discounting practices in our industry

Other factors that may impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended acuity programs
•	Our mix of procedures among the different types of laser technology

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

	2008	2007	2006
First quarter	44,159	59,101	53,372
Second Quarter	30,086	48,668	47,308
Third Quarter	21,484	44,547	42,539
Fourth Quarter	19,424	39,888	42,049
Year	115,153	192,204	185,268

Our procedure volume has been severely affected by the deepening credit crisis, depressed housing prices, and general economic slow down in North America resulting in a decline in consumer confidence levels and the deferral of high-end discretionary expenditures for many consumers.  We anticipate these conditions will continue into 2009 and that industry procedure volume will continue to decline, which we expect will negatively affect our revenues.  In response, we reduced our workforce in the United States in 2008 by approximately 35% so that our staffing levels would be appropriate for our anticipated procedure volume.  We are currently not opening vision centers in new markets or relocating existing vision centers.  We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts, as well as to refine our strategies of convenience and affordability.  We continue to focus on delivering a satisfying experience and high quality outcome at an affordable price to every patient who visits our LasikPlus® vision centers and are planning to expand our service offerings to other eye-related medical and surgical services.

We offer our patients extended acuity programs.  Prior to June 15, 2007, we priced these programs separately.  We offered a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Under applicable accounting rules, we deferred 100% of revenues from the sale of the extended acuity program, and we recognize revenue over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis.  We believe we have sufficient experience to support recognition on other than a straight-line basis.  Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price.  Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans, and we are recognizing them in proportion to the total costs we expect to incur, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options.  For substantially all patients, participation in our acuity programs is now included in the base surgical price.  Under this pricing model, we have not deferred any warranty-related revenue for procedures performed after June 15, 2007.  We will recognize revenue previously deferred from the sale of the separately priced acuity programs in the future over a seven-year period, our current estimate of the period in which the future costs of performing the enhancement procedures are expected to be incurred.

In 2008, revenues decreased by $87,459,000, or 29.9%, to $205,176,000, from $292,635,000 in 2007.  The components of the revenue change include the following (dollars in thousands):

Decrease in revenues from lower procedure volume	$(114,100)
Impact from increase in average selling prices, before revenue deferral	15,935
Change in deferred revenues	10,706
Decrease in revenues	$(87,459)

The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, increased about 17.0% to $1,782 in 2008 from $1,523 in 2007, primarily as a result of the introduction of IntraLase and secondarily due to the elimination of separately-priced acuity programs.    IntraLase is now operational in most of our vision centers.

Effective July 1, 2008, we implemented a simplified market-specific pricing structure based on the results of four months of earlier testing in multiple markets. The revised structure, which is intended to drive procedure volume while maintaining acceptable margins, establishes local price points that take into account market competition and other factors. When excluding the impact of deferred revenue, the revised pricing structure, coupled with price increases related to the expanded use of IntraLase technology in  our vision centers in late 2007 and into 2008,  has resulted in a $138 increase in average price per procedure when compared with the prior year. We will continue to monitor the relationship between price and conversion and make adjustments to price where we believe revenue can be maximized.

In 2007, revenues increased by $53,710,000, or 22.5%, to $292,635,000 from $238,925,000 in 2006.  The components of the revenue change include the following (dollars in thousands):

Increase in revenues from higher procedure volume	$9,627
Impact from increase in average selling price, before revenue deferral	18,068
Change in deferred revenues	26,015
Increase in revenues	$53,710

The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, increased 18.1% to $1,523 in 2007 from $1,290 in 2006, primarily as a result of the introduction of IntraLase and secondarily due to the elimination of separately priced equity programs.

The following table summarizes the effect on year-over-year revenues of the change in deferred revenues for 2008 and 2007 (dollars in thousands):

	2008	2007	Increase in Revenues
Revenues deferred	$-	$(20,054)	$20,054
Amortization of prior deferred revenues	18,719	28,067	(9,348)
Net decrease in revenues	$18,719	$8,013	$10,706

Operating Costs and Expenses

Our operating costs and expenses include:

•
Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and license fees per procedure paid to certain equipment suppliers of our excimer and femtosecond lasers

•
Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, finance charges for third-party patient financing and costs related to other revenues

•	General and administrative costs, including headquarters and call center staff expense and other overhead costs
•	Marketing and advertising costs
•	Depreciation of equipment

2008 Compared to 2007

Our operating costs and expenses have some degree of correlation with revenues and procedure volumes due to the fact that some of our costs are variable and some are fixed in nature.  The following table shows the increase in components of operating expenses between 2007 and 2008 in dollars and as a percent of revenues for each period (dollars in thousands):

			(Decrease)/	% of Revenues
	2008	2007	Increase	2008	2007
Medical professional and license fees	$41,797	$49,312	$(7,515)	20.4%	16.9%
Direct costs of services	77,474	97,423	(19,949)	37.8%	33.3%
General and administrative expenses	20,262	22,657	(2,395)	9.9%	7.7%
Marketing and advertising	52,429	66,469	(14,040)	25.6%	22.7%
Depreciation	17,972	11,209	6,763	8.8%	3.8%
Restructuring expense	2,923	-	2,923	1.4%	0.0%
Impairment of fixed assets	553	-	553	0.3%	0.0%

Medical professional and license fees
Medical professional and license fees decreased by $7,515,000, or 15.2%, in 2008 when compared to 2007. This decrease was due primarily to lower costs and physician fees associated with lower revenues and procedure volumes, partially offset by higher costs associated with IntraLase license fees.  Medical professional fees decreased $9,181,000, or 30.1%, on lower revenues offset by the  effects of deferred medical fees. License fees increased by $1,617,000, or 8.7%.  This is the result of increased procedure fees of $8,638,000 associated with the IntraLase femtosecond lasers that were added to our service offering in 2007, which was partially offset by lower procedures fees on the excimer laser due to lower procedure volumes.  The amortization of prepaid medical professional fees also impacted medical professional and license fees. Prior to implementing our revised pricing structure implemented on June 15, 2007, we deferred $2,005,000 of medical professional fees in 2007 as a result of deferring revenue associated with separately priced extended acuity programs. We amortized deferred medical professional fees attributable to prior years of $1,872,000 in 2008 and $2,807,000 in 2007.

Direct costs of services
Direct costs of services decreased in 2008 by $19,949,000, or 20.5%, over 2007. This decrease was primarily the result of lower expense for new center openings, surgical supplies, employee incentives, laser rent, deferred compensation expense, bad debt and financing fees due to lower procedure volumes and, secondarily, to workforce reductions which reduced salary and stock-based compensation expense.  New center costs in 2008 were $8,352,000 as compared to $14,331,000 in 2007.    These decreases in direct costs of services were offset partially by increased rent and utilities costs, state and local taxes and professional services.

General and administrative
General and administrative expenses in 2008 decreased by $2,395,000, or 10.6%, compared to 2007.  As a result of workforce reductions and lower procedure volume in 2008, expenses decreased for stock-based compensation, incentives, salaries and fringe benefits.  In addition, expenses in 2007 included $997,000 in costs associated with a sales and use tax assessment, which did not recur in 2008.

Marketing and advertising expenses
Marketing and advertising expenses decreased by $14,040,000, or 21.1%, in 2008 when compared to 2007. These expenses were 25.6% of revenue during 2008, compared with 22.7% during 2007. Due largely to declining consumer confidence that resulted in deteriorating returns on some marketing initiatives, we reduced marketing spending levels significantly in 2008.  We made this decrease to align our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and in 2008 we consolidated our media programs under a single, proven lead agency that now manages our marketing programs and vendors. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Restructuring Expense
During 2008, we reduced our workforce throughout the United States by approximately 35% so that our staffing levels would be appropriate for our reduced procedure volume levels. Severance costs associated with these workforce reductions were $1,496,000 in 2008.

In addition, in October 2008, we closed our Boise, Idaho vision center, and as of December 31, 2008, we closed our Tulsa, Oklahoma and Little Rock, Arkansas vision centers.  We closed these centers due to a number of factors that included current financial performance, an evaluation of the anticipated timing of improvement in procedure volume and the extent of the expected improvement, as well as the costs associated with closing the center.  These closures resulted in a charge of $1,427,000, principally related to contract terminations and asset impairments.

Impairment of Fixed Assets
In 2008, we recognized a $553,000 impairment charge for certain assets held for use in a laser vision correction center.  We wrote down these assets to an approximate fair value based on a discounted cash flow analysis as a result of the decline in the overall U.S. economy and weakening consumer confidence levels, which have adversely impacted procedure volume levels.

Depreciation expense
Depreciation expense increased by $6,763,000, or 60.3%, in 2008 compared to 2007 as a result of capital investments in new centers over the past two years, expenditures at our national call center and data center, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
We recorded a net investment loss of $1,524,000 in 2008 as compared to net investment income of $5,953,000 in 2007.  The $7,477,000 decline is due to $3,125,000 in other-than-temporary impairments on our auction rate security and equity investments, a decrease in deferred compensation asset values resulting from changing marketing conditions of $2,016,000 and a decrease of $3,119,000 in investment income.  The reduction in investment income resulted from a decline in investment holdings that were used for our share buyback program in 2007 and declining deferred compensation plan asset values as a result of deteriorating market conditions.  In addition, we have shifted our remaining investment portfolio from taxable and tax exempt bond instruments to higher quality U.S. Treasury money market accounts that earn a lower rate of return.  A $783,000 increase in income from patient financing charges partially offset these decreases.

Income taxes
The following table summarizes the components of income tax provision for 2008 and 2007 (dollars in thousands):

	Year ended
	December 31,
	2008	2007
Federal income tax (benefit) expense	$(2,666)	$16,855
State income tax expense (benefit), net of federal benefit	43	2,366
Income tax (benefit) expense	$(2,623)	$19,221

Effective income tax rate	28.3%	37.2%

Income tax expense decreased from 37.2% of pre-tax income during 2007 to 28.3% of pre-tax loss during the 2008. The decrease resulted primarily from the pre-tax loss for 2008 compared to pre-tax earnings in 2007, and the corresponding effect of favorable permanent differences constituting a larger percentage of our overall tax provision, as well as the non-deductibility of the loss on investments recorded in 2008.  We established a full valuation allowance for the tax benefit generated from the loss on investments because we did not have capital gains to offset this capital loss.

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

Medical professional and license fees
Medical professional expenses increased by approximately $2,394,000, or 8.8%, in 2007 from 2006 as a result of increased revenues from higher procedure volumes. As a result of deferring revenues associated with the sale of separately priced acuity programs, we also deferred the associated medical professional fees.  We deferred medical professional fees of $2,005,000 in 2007 and $3,854,000 in 2006. These deferrals were offset by the amortization of the prepaid medical professional fee attributable to prior years of $2,807,000 in 2007 and $2,054,000 in 2006. License fees increased by $1,342,000, or 8%, with approximately 4% of the increase due to higher procedure volume and approximately 4% from per procedure fees associated with the IntraLase femtosecond lasers that were added to our service offering in 2007.

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

Bad debt expense increased in 2007 as compared to 2006 for three primary reasons: (1) we financed a higher percent of total revenues in 2007; (2) the mix of patient financing shifted to a greater use of 36-month financing from 12-month financing, with the longer term receivables having increased credit risk; and (3) adverse changes in recent collection rates with our patient financing program given the downturn in the U.S. economy. The future value of revenues we finance and our ability to collect on such financings will depend on a number of factors, including the consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. We increased the allowance for doubtful accounts to reflect appropriately the increase in credit loss exposure.

General and administrative
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

Non-operating income and expenses
Net investment income decreased by $229,000, or 3.7%, in 2007 from 2006 due to a decrease in investment income of $1,049,000 as a result of a decline in investment holdings used for our share buyback program, partially offset by an $820,000 increase in income from patient financing charges.

Other expense increased by $580,000 in 2007 from 2006. This change resulted mostly from loss on abandonment of building improvements at our headquarters office building that was partially renovated.

Income Taxes
Our tax expense for 2007 and 2006 totaled $19,221,000 and $19,310,000, respectively. The effective tax rate was 37.2% in 2007 as compared to 40.5% in 2006. The overall effective rate was lower in 2007 than in 2006 due to increased holdings of tax-exempt municipal bonds in our short-term, available-for-sale securities portfolio and the application of FAS 123(R) to our share-based compensation expense for incentive stock options, which produced tax expense in 2006 and a tax benefit in 2007.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Statements of Consolidated Cash Flows, are summarized as follows (dollars in thousands).

	2008	2007	2006
Cash provided (used) by:
Operating activities	$7,569	$54,979	$51,661
Investing activities	(9,212)	(2,538)	(80,467)
Financing activities	7,677	(59,258)	(54,824)
Net increase (decrease) in cash and cash equivalents	$6,034	$(6,817)	$(83,630)

Cash flows generated from operating activities, a major source of our liquidity, amounted to $7,569,000 in 2008, $54,979,000 in 2007 and $51,661,000 in 2006.  The decrease in cash flow generated from operating activities during 2008 primarily reflects lower earnings on reduced procedure volumes.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we reduced headcount in the vision centers, national call center and corporate offices during 2008, reduced marketing expense significantly, and are reducing costs in all other discretionary areas.  We are also closely managing working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Accounts payable declined $2,227,000 in 2008.  The December 31, 2007 balance sheet included open invoices related to some IntraLase purchases, while the December 31, 2008 balance sheet did not have any large capital purchase invoices pending.  The decline in accounts payable was offset partially by changes to vendor terms in 2008, which generated $3,000,000 in accounts payable and resulting cash flow for the year.  At December 31, 2008, working capital (excluding debt due within one year) amounted to $62,519,000 compared to $52,614,000 at the end of 2007.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 200.8% of current liabilities, compared to 155.3% at December 31, 2007.

Our cash conservation measures also impacted cash flows from investing and financing activities.  Capital expenditures were lower in 2008 as we reduced the number of new center openings and limited the number of center relocations.   During 2008, we did not repurchase any shares of our common stock under the August 21, 2007, $50 million share repurchase program authorized by our Board of Directors.  During 2007, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10 million.  In addition, during the third quarter of 2008 our Board of Directors suspended payment of a quarterly dividend.  The Board of Directors will review the decision to pay a dividend quarterly.   We  paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  At closing, we drew $19,184,000 on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We typically have financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction freed up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $16,892,000 at December 31, 2008. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.

At December 31, 2008 and 2007, we held at par value $5,625,000 and $18,300,000, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Because these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2017 to 2036. Since these auctions first failed in early 2008, $15.4 million of the related securities have been called at par by their issuers.

At December 31, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the seven auction rate securities held within our investment portfolio at December 31, 2008, with a combined par value of $2,250,000, were designed to serve as vehicles for credit default swaps. The recent disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap markets, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, we recognized an other-than-temporary impairment of $1,575,000 for these two auction rate security investments within the Consolidated Statement of Operations in 2008 to record the investments at fair value and establish a new cost basis.  We reported four of the seven auction rate securities, consisting primarily of municipal bonds with a combined par value of $2,825,000, at fair value with an other-than-temporary impairment of $375,000.  Based primarily on the period of time and the extent of the impairment, we concluded these impairments were other-than-temporary and accordingly, recorded the loss within the consolidated statement of operations in 2008.  The issuer of the remaining auction rate security redeemed it at par in January 2009, and therefore, we recognized no impairment.

The following table aggregates our obligations and commitments to make future payments under existing contracts at December 31, 2008 (dollars in thousands).  We have excluded contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital lease obligations	$4,213	$3,402	$811	$-	$-
Long-term debt obligations	16,892	3,583	7,721	5,588	-
Operating lease obligations	38,519	10,047	15,739	8,365	4,368
Deferred compensation	2,196	-	-	-	2,196
Total	$61,820	$17,032	$24,271	$13,953	$6,564

We had capital expenditures of $14,860,000 and $28,586,000 in 2008 and 2007, respectively, which consisted primarily of investments incurred in connection with the opening of new vision centers, capital expenditures related to a new Customer Call and Data Center, and equipment purchases or upgrades at existing facilities.  We opened six new vision centers in 2008 and 13 new vision centers in 2007.

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

The following is a list of the new vision centers we opened in the last two fiscal years:

2008	2007
Savannah, GA	Long Island, NY
Des Moines, IA	Omaha, NE
Tulsa, OK	Green Bay, WI
Woodbridge, NJ	Harrisburg, PA
Nashville, TN	Little Rock, AR
Arlington, TX	Colorado Springs, CO
San Diego, CA
Oklahoma City, OK
Scarsdale, NY
Fresno, CA
Boise, ID
Coral Springs, FL
Chandler, AZ

The investment in our new Customer Call and Data Center totaled $4,227,000 in 2007.  Laser and equipment upgrades and vision center expansions resulted in capital expenditures of $14,860,000 in 2008 and $24,359,000 in 2007, which were funded by cash flow from operations in both years.  The decreases in 2008 from 2007 related to the addition of IntraLase femtosecond lasers in 45 centers and upgrades to all Bausch & Lomb lasers in 2007 as well as reduction in new center openings from 13 in 2007 to six in 2008.

We continue to offer our own sponsored patient financing. As of December 31, 2008, we had $12,323,000 in patient receivables, net of allowance for doubtful accounts, which was a decrease of $4,945,000, or 28.6%, since December 31, 2007.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 1 to the consolidated financial statements.  As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ significantly from those estimates.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial position and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition, Patient Receivables and Allowance for Doubtful Accounts

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists.  Additionally, revenue is recognized when the price is fixed and determinable and collectability is reasonably assured.  We deferred revenues associated with separately priced acuity programs and recognize them over the period in which future costs of performing post-surgical enhancement procedures are expected to be incurred because we have sufficient experience to support that costs associated with future enhancements will be incurred on other than a straight-line basis.  We report all revenues net of tax assessed by qualifying governmental authorities.

A significant percentage of our patients finance some or all of the cost of their procedure.  We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing.  We derive approximately 8% to 10% of our revenues from patients to whom we have provided direct financing.  The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the customer in up to 36 monthly installments.  Our direct financing program exposes us to significant credit risks, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies.  To ensure that collectability is reasonably assured at the time of the service offering, we actively monitor our bad debt experience and adjust underwriting standards as necessary. In addition to increasing underwriting standards in 2008, which included an increase in the minimum deposit required, we are taking steps to continue to improve collection results from internally financed patients through the use of credit scores to qualify patients for appropriate financing options.

Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2008 of $3,127,000 against patient receivables of $15,450,000, compared to an allowance of $5,117,000 against patient receivables of $22,385,000 at December 31, 2007.  Our policy is to reserve for all receivables that remain open past financial maturity date and to provide reserves for receivables prior to the maturity date to reduce receivables net of reserves to the estimated net realizable value based on historical collectibility rates and recent default activity.   Any excess in our actual allowance for doubtful account write-offs over our estimated bad debt reserve, would adversely impact our results of operations and cash flows.  To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

For patients whom we finance with an initial term over 12 months, we charge interest at market rates and we recognize revenues based upon the present values of the expected payments.  Finance and interest charges on patient receivables were $2,626,000 in 2008, $1,843,000 in 2007 and $1,022,000 in 2006. We included these amounts in net investment income within the Consolidated Statements of Operation.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage.  Our captive insurance company has a number of pending claims. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2008, we maintained insurance reserves of $9,489,000, which represent primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported.  This represents an increase in the reserve of $996,000 from $8,493,000 at December 31, 2007. Our actuaries determine our loss reserves by comparing our historical claim experience to comparable insurance industry experience.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of $1,308,000.

Accrued Enhancement Expense

Effective June 15, 2007, we include participation in our Satisfaction Program (acuity program) in the base surgical price for substantially all of our patients.  Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure.  Under the revised pricing structure, we account for the acuity program as a warranty obligation under the provisions of Financial Accounting Standards Board (FASB) Statement No. 5 (SFAS 5), Accounting for Contingencies.  Accordingly, we accrue as a liability the costs we expect to  incur to satisfy the obligation and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed.  Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

Prior to June 15, 2007, we separately priced our acuity programs, which included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Applicable accounting rules require 100% of revenues from the sale of the extended acuity program to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis.  We have sufficient experience to support recognition on other than a straight-line basis.  Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price.  Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, all revenues from the sale of the one-year and lifetime acuity plans were deferred and are being recognized in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options.  For substantially all patients, we now include participation in the acuity program in the base surgical price.  We have not deferred any warranty-related revenue for procedures performed since that date, and we will not make any additions in the deferral account in the future.  We are recognizing revenue previously deferred from the sale of the separately priced acuity programs over a seven-year period, our current estimate of the period over which costs to provide the enhancement services will be incurred.

The balances in deferred revenue at December 31, 2008 and 2007 totaled $23,110,000 and $41,829,000, respectively.  We will amortize the December 31, 2008 balance into income as follows:

2009	$9,107,000
2010	$6,149,000
2011	$4,376,000
2012	$2,516,000
2013	$871,000
2014	$91,000

Property and Equipment, and Depreciation and Amortization

We record our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, we deduct the related cost and accumulated depreciation from the amounts reported in the Consolidated Balance Sheets and recognize any gains or losses on disposition in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred.  We include assets recorded under capitalized leases within property and equipment.

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years.  We record amortization of leasehold improvements in the Consolidated Statements of Operations as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable.  We write down recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows to fair value, which is generally determined from estimated discounted cash flows for assets held for use.  In evaluating the recoverability of our recorded values and property and equipment, we analyzed the future undiscounted net cash flows for each of our laser vision correction centers, the lowest level for which there are identifiable cash flows.  The key assumption we used to determine the cash flow forecasts included a cash flow period of four years, which is reflective of the remaining useful life of the primary assets within the laser vision correction centers.

During 2008, we recognized a $553,000 impairment charge for certain assets held for use in a laser vision correction center.  We wrote down these assets to an approximate fair value based on a discounted cash flow analysis as a result of the decline in the overall U.S. economy and weakening consumer confidence levels which have adversely impacted procedure volume levels.  The key assumptions we used to determine fair value of the related property and equipment included a cash flow period of four years and a discount rate of approximately 12%, which were based on our weighted average cost of capital adjusted for the risks associated with the operations.  A 1% increase or decrease in the discount rate applied would not have a material effect on the amount of the impairment charge recorded.

Consolidation

We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (VIEs) and in all VIEs for which we are considered the primary beneficiary.  In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with EITF 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  We account for investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence by the equity method.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements.”  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  The adoption of  SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements.  See Note 1 of the “Notes to Consolidated Financial Statements” for information regarding the impact of SFAS 157 by the Company on January 1, 2008.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The carrying values of financial instruments including cash and cash equivalents, patient and other accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.  We record investments at fair value.

We record short-term investments at market value.  Due to the short-term nature of the investments in corporate bonds and the significant portion of the investments in Treasury money market funds, municipal and U.S. Government bonds, we believe there is little risk to the valuation of debt securities.  The investments in equity securities carry more market risk.

Long-term investments include auction rate securities that are currently failing auction.  We record these investments at fair value using a trinomial discounted cash flow model.  We are divesting all auction rate securities as the market allows.  Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer.  There can be no assurance, however, that the issuers of the auction rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market.  The recent disruptions in the credit and financial markets are having a significant adverse impact to the fair market value of these instruments.  At December 31, 2008, the par value of our auction rate securities held by us was $5,625,000. Based on a valuation of these auction rate instruments, we recognized $1,950,000 in other-than-temporary impairment charges in 2008 to appropriately record these instruments at fair value.  Continuing uncertainty in the credit markets, lack of liquidity and rising risk of defaults may adversely impact the fair value of these investments in future periods.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.  In addition, because our capital leases and secured indebtedness are at fixed rates, we have limited interest-rate risk.

Item 8.   Financial Statements and Supplementary Data.

Index to Financial Statements

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  As a result of this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria described above.

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

/s/ Steven C. Straus	/s/ Michael J. Celebrezze
Steven C. Straus	Michael J. Celebrezze
Chief Executive Officer	Senior Vice President/Finance, Chief Financial
(Principal Executive Officer)	Officer and Treasurer
(Principal Financial and Accounting Officer)

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, LCA-Vision Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, during 2007 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008 of LCA-Vision Inc., and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio
March 9, 2008

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(Dollars in thousands, except per share amounts)
Assets
Current assets
Cash and cash equivalents	$23,648	$17,614
Short-term investments	32,687	42,534
Patient receivables, net of allowance for doubtful accounts of $1,465 and $2,987	9,678	12,712
Other accounts receivable	2,515	5,941
Prepaid professional fees	911	1,872
Prepaid income taxes	8,957	6,391
Deferred tax assets	4,708	3,450
Prepaid expenses and other	5,299	5,076

Total current assets	88,403	95,590

Property and equipment	121,734	106,788
Accumulated depreciation and amortization	(70,235)	(52,872)
Property and equipment, net	51,499	53,916

Long-term investments	3,126	2,250
Accounts receivables, net of allowance for doubtful accounts of $1,662 and $2,130	2,645	4,556
Deferred compensation plan assets	2,196	5,540
Investment in unconsolidated businesses	377	590
Deferred tax assets	7,027	13,561
Other assets	2,209	3,644

Total assets	$157,482	$179,647

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$8,169	$10,396
Accrued liabilities and other	8,608	13,861
Deferred revenue	9,107	18,719
Debt obligations maturing in one year	6,985	3,941

Total current liabilities	32,869	46,917

Long-term rent obligations	1,820	-
Long-term debt obligations (less current portion)	14,120	2,012
Deferred compensation liability	2,196	5,516
Insurance reserve	9,489	8,493
Deferred revenue	14,003	23,110

Stockholders' Investment
Common stock ($.001 par value; 25,199,734 and 25,114,244 shares and 18,552,985 and 18,482,658 shares issued and outstanding, respectively)	25	25
Contributed capital	174,206	172,965
Common stock in treasury, at cost (6,646,749 shares and 6,631,586 shares)	(114,632)	(114,427)
Retained earnings	23,515	34,597
Accumulated other comprehensive (loss) income	(129)	439
Total stockholders' investment	82,985	93,599

Total liabilities and stockholders' investment	$157,482	$179,647

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Revenues - Laser refractive surgery	$205,176	$292,635	$238,925

Operating costs and expenses
Medical professional and license fees	41,797	49,312	42,954
Direct costs of services	77,474	97,423	77,612
General and administrative expenses	20,262	22,657	21,156
Marketing and advertising	52,429	66,469	47,971
Depreciation	17,972	11,209	8,453
Restructuring expense	2,923	-	-
Impairment of fixed assets	553	-	-

Operating (loss) income	(8,234)	45,565	40,779

Equity in earnings from unconsolidated businesses	477	814	746
Net investment (loss) income	(1,524)	5,953	6,182
Other income (loss), net	23	(607)	(27)

(Loss) income before taxes on income	(9,258)	51,725	47,680

Income tax (benefit) expense	(2,623)	19,221	19,310

Net (loss) income	$(6,635)	$32,504	$28,370

Net (loss) income per common share
Basic	$(0.36)	$1.66	$1.37
Diluted	$(0.36)	$1.64	$1.34

Weighted average shares outstanding
Basic	18,526	19,572	20,694
Diluted	18,526	19,858	21,235

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash flow from operating activities:
Net (loss) income	$(6,635)	$32,504	$28,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,972	11,209	8,453
Provision for loss on doubtful accounts	5,355	7,675	1,855
Loss on investments	3,125	-	-
Restructuring expense	1,426	-	-
Impairment of fixed assets	553	-	-
Deferred income taxes	4,965	5,369	(6,436)
Stock-based compensation	1,878	5,024	5,665
Insurance reserve	996	2,330	2,323
Equity in earnings from unconsolidated affiliates	(477)	(814)	(746)
Distributions from unconsolidated affiliates	690	1,128	-
Changes in operating assets and liabilities
Patient receivable	(410)	(11,500)	(3,903)
Other accounts receivable	3,426	1,080	(1,087)
Prepaid income taxes	(2,566)	(4,035)	520
Prepaid expenses and other	(223)	1,338	(2,383)
Accounts payable	(2,227)	5,132	1,464
Deferred revenue, net of professional fees	(16,847)	(7,212)	16,202
Accrued liabilities and other	(3,432)	5,751	1,364
Net cash provided by operations	7,569	54,979	51,661

Cash flows from investing activities:
Purchases of property and equipment	(14,860)	(28,586)	(9,537)
Purchases of investment securities	(391,026)	(330,826)	(308,943)
Proceeds from sale of investment securities	396,674	356,874	238,013
Net cash used in investing activities	(9,212)	(2,538)	(80,467)

Cash flows from financing activities:
Principal payments of capital lease obligations and loan	(6,410)	(5,782)	(2,795)
Proceeds from loan	19,184	-	-
Shares repurchased for treasury stock	(205)	(44,940)	(51,816)
Tax (expense) benefits related to stock-based compensation	(638)	1,949	5,390
Exercise of stock options	193	3,499	5,528
Dividends paid to stockholders	(4,447)	(13,984)	(11,131)
Net cash provided by (used in) financing activities	7,677	(59,258)	(54,824)

Increase (decrease) in cash and cash equivalents	6,034	(6,817)	(83,630)

Cash and cash equivalents at beginning of year	17,614	24,431	108,061

Cash and cash equivalents at end of year	$23,648	$17,614	$24,431

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands)
Common Stock
Balance at beginning of year	25,114,244	$25	24,814,542	$25	24,368,992	$24
Employee plans	85,490	-	299,702	-	445,550	1
Balance at end of year	25,199,734	$25	25,114,244	$25	24,814,542	$25

Common Stock in Treasury
Balance at beginning of year	(6,631,586)	$(114,427)	(4,993,194)	$(69,487)	(3,600,794)	$(17,671)
Shares repurchased	(15,163)	(205)	(1,638,392)	(44,940)	(1,392,400)	(51,816)
Balance at end of year	(6,646,749)	$(114,632)	(6,631,586)	$(114,427)	(4,993,194)	$(69,487)

Contributed Capital
Balance at beginning of year		$172,965		$162,245		$145,262
Employee stock plans		193		3,499		5,527
Stock based compensation		1,878		5,024		5,665
Deferred tax (expense) benefit of disqualified stock options		(830)		2,197		5,791
Balance at end of year		$174,206		$172,965		$162,245

Retained Earnings (Deficit)
Balance at beginning of year		$34,597		$16,320		$(919)
FIN 48 adjustment		-		(243)		-
Net (loss) income		(6,635)		32,504		28,370
Dividends paid, $0.24, $0.72 and $0.54 per common share in 2008, 2007 and 2006, respectively		(4,447)		(13,984)		(11,131)
Balance at end of year		$23,515		$34,597		$16,320

Accumulated Other Comprehensive (Loss) Income
Balance at beginning of year		$439		$13		$7
Foreign currency translation adjustments		(533)		367		1
Unrealized investment (loss) gain, net of tax of $16, ($39) and ($3)		(35)		59		5
Balance at end of year		$(129)		$439		$13

Total Stockholders' Investment		$82,985		$93,599		$109,116

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Business

We are a provider of laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use three suppliers for fixed-site excimer lasers:  Bausch & Lomb, Abbott Medical Optics and Alcon. We plan to reduce our excimer laser suppliers to two during 2009. Our vision centers are supported mainly by independent board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.   Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.

As of December 31, 2008, we operated 75 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.  Due to the nature of our operations and organization, we operate in only one business segment.

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

Reclassifications

We have re-classified certain prior-period amounts in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flow to conform to current period presentation.  The reclassifications were not material to the consolidated financial statements.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Currently all securities are classified as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in other comprehensive income, a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  Such amortization is included in the caption “net investment (loss) income” within the condensed consolidated statements of operations.  We also include in net investment (loss) income realized gains and losses and declines in value judged to be other-than-temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment (loss) income.

Patient Receivables and Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s checking account over a period of 12 to 36 months.  We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program.  Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge off receivables against the allowance for doubtful accounts when it is probable a receivable will not be recovered.  Our policy is to reserve for all receivables that remain open past financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates, recent default activity and current credit environment.

For patients whom we finance with an initial term over 12 months, we charge interest at markets rates, and we recognize revenues based upon the present values of the expected payments.  Finance and interest charges on patient receivables were $2,626,000 in 2008, $1,843,000 in 2007 and $1,022,000 in 2006. We include these amounts in net investment (loss) income within the Consolidated Statements of Operation.

Property and Equipment, and Depreciation and Amortization

We record our property and equipment at its original cost, net of accumulated depreciation. At the time property or equipment is retired, sold, or otherwise disposed of, we deduct the related cost and accumulated depreciation from the amounts reported in the Consolidated Balance Sheets and recognize any gains or losses on disposition in the Consolidated Statements of Operations. We expense repair and maintenance costs as incurred.  We include assets recorded under capitalized leases within property and equipment.

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense: building and building improvements, 5 to 39 years; furniture and fixtures, 3 to 7 years; medical equipment, 3 to 5 years; other equipment, 3 to 5 years.  We record amortization of leasehold improvements in the Consolidated Statements of Operations as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable.  We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows.  During 2008, we recognized fixed asset impairment charges of $553,000 for certain assets held for use in a laser vision correction center.

Deferred Compensation Plan Assets

We invest the deferred compensation plan assets in a variety of mutual funds including a money market fund, a bond fund and several equity funds.  We report these assets at fair value.

Accrued Enhancement Expense

Effective June 15, 2007, we included participation in our Satisfaction Program (acuity program) in the base surgical price for substantially all of our patients.  Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure.  Under this revised pricing structure, we account for the acuity program as a warranty obligation under the provisions of Financial Accounting Standards Board (FASB) Statement No. 5 (SFAS 5), Accounting for Contingencies.  Accordingly, we accrue the costs expected to be incurred to satisfy the obligation as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed.  Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

Prior to June 15, 2007, we separately priced our acuity programs, which included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. FASB Technical Bulletin No. 90-1 (FTB 90-1), Accounting for Separately Priced Extended Warranties and Product Maintenance Contracts, requires 100% of revenues from the sale of extended acuity programs to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis.  We have sufficient experience to support recognition on other than a straight-line basis.  Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price.  Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans and recognized them in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options.  For substantially all patients, we now include participation in the acuity program in the base surgical price.  We have not recorded any warranty-related revenue deferrals for procedures performed since that date and there will be no additions in the deferral account in the future.  We are recognizing revenue previously deferred from the sale of the separately priced acuity programs over a seven-year period, our current estimate of the period over which costs to provide the enhancement services will be incurred.

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

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2008 and 2007, we maintained insurance reserves of $9,489,000 and $8,493,000, respectively, which primarily represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported.   Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience.

Income Taxes

We are subject to income taxes in the United States and Canada.  Significant judgment is required in determining our provision for income taxes and the related assets and liabilities.  We account for income taxes under FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes.  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.  Under SFAS 109, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, and we measure them using enacted tax rates and laws that are expected to be in effect when the differences reverse.  We recognize the effect on deferred taxes of changes in tax rates in the period in which the enactment date changes.  We establish valuation allowances when necessary on a jurisdictional basis to reduce deferred tax assets to the amounts expected to be realized.

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

The following is a reconciliation of basic and diluted (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data).

	2008	2007	2006
Basic (Loss) Earnings
Net (loss) income	$(6,635)	$32,504	$28,370
Weighted average shares outstanding	18,526	19,572	20,694
Basic (loss) earnings per share	$(0.36)	$1.66	$1.37

Diluted (Loss) Earnings
Net (loss) income	$(6,635)	$32,504	$28,370
Weighted average shares outstanding	18,526	19,572	20,694
Effect of dilutive securities
Stock options	-	251	525
Restricted stock	-	35	16
Weighted average common shares and potential dilutive shares	18,526	19,858	21,235
Diluted (loss) earnings per share	$(0.36)	$1.64	$1.34

For 2007 and 2006, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the year in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  The total number of these shares was 42,970 and 26,317 in 2007 and 2006, respectively.  For 2008, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was anti-dilutive due to our net loss.

Revenue Recognition

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists.  Additionally, we recognize revenue when the price is fixed and determinable and collectibility is reasonably assured.   We deferred revenues associated with separately priced acuity programs and recognize it over the period in which future costs of performing the post-surgical enhancement procedures are expected to be incurred as we have sufficient experience to support that costs associated with future enhancements will be incurred on other than a straight-line basis.  We report all revenues net of tax assessed by applicable governmental authorities.

Marketing and Advertising Expenditures

We expense marketing and advertising costs as incurred, except for the costs associated with direct mail.  Direct mail costs include printing mailers for future use, purchasing mailing lists of potential customers and postage cost.  We expense printing and postage costs as the items are mailed.  Prepaid advertising expense (principally direct mail cost) was $1,505,000 at December 31, 2008, and $1,665,000 at December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, on a modified prospective basis, we began using the fair value method under FASB Statement No. 123(R) (SFAS 123(R)), Share Based Payment, to recognize equity compensation expense in our results of operations.  Prior to January 1, 2006, we accounted for stock options using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees.  SFAS 123(R) requires the cost of all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.  In addition, SFAS 123(R) requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.  The impact of adopting SFAS 123(R) on January 1, 2006 reduced net income by $4,511,000 in 2006.

SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of $5,390,000 for 2006.  Prior to the adoption of SFAS 123(R), we presented all income tax benefits from deductions resulting from stock-based compensation costs as operating cash flows in the Consolidated Statements of Cash Flows.

Prior to the adoption of SFAS 123(R), we granted primarily stock options to employees.  Since the adoption of SFAS 123(R), we have reduced our use of stock options and instead have issued more restricted stock units.  The restricted stock unit awards made to executive officers and all 2007 and 2008 awards had performance conditions.  All other restricted stock units awarded to non-executive employees and non-employee directors do not have performance conditions and vest over specified time periods subject to continued employment or service.

Geographic Information

Information about our domestic and international operations follows.  We have no operations or assets in any countries other than the U.S. and Canada.  No single customer represented more than 10% of revenues in 2008, 2007 or 2006.

	Revenues from External Customers			Net Assets		Property and Equipment
(in thousands)	2008	2007	2006	2008	2007	2008	2007
United States	$205,176	$292,635	$238,925	$79,252	$90,117	$51,499	$53,916
Canada	-	-	-	3,733	3,482	-	-
	$205,176	$292,635	$238,925	$82,985	$93,599	$51,499	$53,916

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157 (SFAS 157), "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for us on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. Refer to Note 6 for additional information.

2.	Stockholders' Investment

Capital Stock
We have 27,500,000 authorized shares of common stock with $.001 per share par value and 5,000,000 authorized shares of preferred stock. The holders of the common stock may cast one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Rights Agreement
On November 24, 2008, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of common stock.

Upon the occurrence of certain events, each Right will entitle its holder to purchase from us one one-hundredth (1/100) of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $100 per unit, subject to adjustment.  Series A Preferred Stock are entitled to receive, when, as, and if declared by the Board of Directors, quarterly dividends payable in cash in an amount per share equal to the greater of (i) $10 and (ii) 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, declared on common stock. We must declare a dividend or distribution on the Series A Preferred Stock as provided in the immediately preceding sentence after we declare a dividend or distribution on the common stock other than a dividend payable in shares of common stock. Accrued and unpaid dividends do not bear interest.

Under the terms of the Rights Plan, if a person or group who is deemed an Acquiring Person as defined in the Rights Plan acquires 20% (or other applicable percentage, as provided in the Rights Plan) or more of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right.  In addition, if the Company is acquired in a merger or other business transaction after a person or group who is deemed an Acquiring Person has acquired such percentage of the outstanding common stock, each Right will entitle its holder (other than such person or members of such group) to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right.

The Rights will expire on November 23, 2018, unless the date is extended or unless the Rights are earlier redeemed for $0.001 per Right or exchanged at the option of the Board of Directors and the Rights also will expire on the close of business on November 24, 2009 unless, before such date, our stockholders ratify the adoption of the Rights Plan. Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

Our Board of Directors may amend any of the provisions of the Rights Agreement before the Distribution Date (as defined in the Rights Plan).

The adoption of the Rights Plan has no impact on our financial position or results of operations.  We have reserved 250,000 of our authorized preferred stock for issuance upon exercise of the Rights.

Share Repurchase Programs
On November 22, 2006, we announced that the Board of Directors authorized a share repurchase plan under which we were authorized to purchase up to $50,000,000 of our common stock.  Through August 13, 2007, we repurchased 1,481,630 shares of our common stock under this program at an average price of $33.75 per share, for a total cost of approximately $50,000,000.  On August 21, 2007, our Board of Directors authorized a new share repurchase plan under which we are authorized to purchase up to an additional $50,000,000 of our common stock.  Through December 31, 2008, we repurchased 588,408 shares of our common stock under this new program at an average price of $16.99 per share, for a total cost of approximately $10,000,000.  We did not purchase any shares of our common stock in 2008 under this program.   At December 31, 2008, we held 6,646,749 shares of our common stock in treasury.

Dividend
We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.  Our Board of Directors reviews the decision to pay a dividend quarterly.  Our Board of Directors declared a first quarter 2008 dividend of $0.18 per common share, which was paid on March 31, 2008 to stockholders of record as of March 17, 2008. Our Board of Directors declared a second quarter 2008 dividend of $0.06 per share, which was paid on June 6, 2008 to stockholders of record as of May 26, 2008.  In the third quarter of 2008, the Board of Directors decided to suspend payment of a dividend and to revisit this decision in subsequent quarters.

3.	Investment in Unconsolidated Businesses

Our investments in unconsolidated businesses were $377,000 and $590,000 at December 31, 2008 and 2007, respectively.   These balances represent our equity investments in Eyemed/LCA-Vision, LLC (50% ownership at December 31, 2007) and Lasik M.D. Toronto Inc. (20% ownership at December 31, 2008).  We account for these investments using the equity method.

4.	Investments

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Consolidated Balance Sheet at December 31, 2008. As of December 31, 2007, we classified certain of these securities as short-term investments. Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	As of December 31,
	2008	2007
Short-term investments:
Corporate obligations	$20,971	$9,859
U.S. governmental notes and agencies	1,400	-
Municipal securities	7,982	13,654
Equities	1,784	2,971
Auction rate municipal debt	550	15,700
Auction rate preferred securities	-	350
Total short-term investments	32,687	42,534

Long-term investments:
Auction rate municipal debt	1,357	-
Auction rate preferred securities	1,093	-
Auction rate securities - credit default swaps	676	2,250
Total long-term investments	3,126	2,250

Total investments	$35,813	$44,784

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,971	$-	$-	$20,971
U. S. government notes and agencies	1,400	-	-	1,400
Municipal securities	7,885	97	-	7,982
Equities	1,784	-	-	1,784
Auction rate municipal securities	1,907	-	-	1,907
Auction rate preferred securities	1,093	-	-	1,093
Auction rate securities - credit default swaps	676	-	-	676
Total Investments	$35,716	$97	$-	$35,813

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$9,859	$-	$-	$9,859
Municipal securities	13,593	61	-	13,654
Equities	2,884	87	-	2,971
Auction rate municipal securities	15,700	-	-	15,700
Auction rate preferred securities	350	-	-	350
Auction rate securities - credit default swaps	2,250	-	-	2,250
Total Investments	$44,636	$148	$-	$44,784

We recognized gross realized gains of $10,000 and $133,000 on the sale of our marketable securities during the years ended December 31, 2008 and 2007, respectively.  We recognized gross realized losses of $0 and $22,000 during the years ended December 31, 2008 and 2007, respectively. We recognized $1,950,000 and $1,175,000 in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during 2008.  We did not recognize any other-than-temporary impairments in 2007 or 2006.  We include realized gains and losses in net investment (loss) income in our accompanying Consolidated Statements of Operations.

The net carrying value and estimated fair value of debt securities available for sale and equity investments at December 31, 2008, by contractual maturity, are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$24,883	$24,905
Due after one year through three years	5,373	5,448
Due after three years	3,676	3,676
Total debt securities	33,932	34,029
Equities	1,784	1,784
Total investments	$35,716	$35,813

Auction Rate Securities

At December 31, 2008 and 2007, we held at par value $5,625,000 and $18,300,000 of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2017 to 2036. Since these auctions have failed, $15,400,000 of the related securities were called at par by their issuers.

At December 31, 2008, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the seven auction rate securities held within our investment portfolio at December 31, 2008, with a combined par value of $2,250,000, were designed to serve as vehicles for credit default swaps. The recent disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap markets, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, an other-than-temporary impairment of $1,575,000 for these two auction rate security investments was recognized within the Consolidated Statement of Operations in 2008 to record the investments at fair value and establish a new cost basis. Four of the seven auction rate securities, consisting of municipal bonds and preferred securities with a combined par value of $2,825,000, were reported at a combined fair value of $2,450,000.  Based primarily on the period of time and the extent of the impairment, we recorded an other-than-temporary impairment of $375,000 in the consolidated statement of operations in 2008 related to these instruments.  The remaining auction rate security was redeemed at par in January 2009, and therefore, we did not recognize any impairment on this instrument.

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to December 31, 2008, as long-term. The fair value and par value of our long-term auction rate instruments were $3,126,000 and $5,075,000 at December 31, 2008, respectively.

5.	Debt

Long-term debt obligations consist of (dollars in thousands):

	Amount Outstanding
	December 31, 2008	December 31, 2007
Capitalized lease obligations	$4,213	$5,953
Bank loan	16,892	-
Total long-term debt obligations	$21,105	$5,953
Debt obligations maturing in one year	6,985	3,941
Long-term obligations (less current portion)	$14,120	$2,012

We use capitalized lease obligations to finance purchases of some of our medical equipment. The leases cover a period of 24 months to 36 months from the date the medical equipment is installed.

On April 24, 2008, we entered into a bank loan agreement for $19,184,000 to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

Aggregate maturities of long-term debt and capital lease obligations are $6,985,000 in 2009, $4,504,000 in 2010, $4,028,000 in 2011, $4,156,000 in 2012 and $1,432,000 in 2013.  The estimated fair value of our long-term debt and capital lease obligations is $17,556,000, based on the preset values of the underlying cash flows discounted at our incremental borrowing rate.

6.	Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of December 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$23,648	$-	$-	$23,648
Investments	1,784	30,903	3,126	$35,813
Deferred compensation assets	2,196	-	-	$2,196
Total	$27,628	$30,903	$3,126	$61,657

Liabilities:
Deferred compensation liabilities	$2,196	$-	$-	$2,196

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate investment instruments are classified in Level 3 because they are valued using a trinomial discounted cash flow model (see Note 4).  We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals. The investment assets of the rabbi trust are valued using quoted market prices. The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices. We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.

The following table sets forth a reconciliation of beginning and ending balances for each major category (dollars in thousands) for assets measured at fair value using significant unobservable inputs (Level 3) during 2008.

Description	Level 3
Balance as of January 1, 2008	$-
Assets acquired	2,726
Assets sold or redeemed	(15,400)
Transfers in Level 3	17,750
(Losses) included in earnings	(1,950)
Gains (losses) included in other comprehensive income	-
Balance as of December 31, 2008	$3,126

Subsequent to initial recognition, we measured certain assets at fair value in 2008 on a nonrecurring basis.  These assets include certain property and equipment, principally leasehold improvements, associated with three laser vision correction centers that were closed in 2008.  Accordingly, we recognized impairment charges, recorded as a component of restructuring expense in the Consolidated Statements of Operations, of $818,000 to reflect a fair value of zero for these assets that will be disposed.  In addition, we recognized a $553,000 impairment charge for certain assets held for use in a laser vision correction center.  We wrote down these assets to an approximate fair value based on a discounted cash flow analysis as a result of the decline in the overall U.S. economy and weakening consumer confidence levels which has adversely impacted procedure volume levels.  These fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under SFAS 157.

7.	Income Taxes

The following table presents the components of income tax (benefit) expense for the three years ended December 31, 2008 (dollars in thousands):

	2008	2007	2006
Current:
Federal	$(7,981)	$11,990	$21,686
State and local	393	1,862	4,060
Total	(7,588)	13,852	25,746

Deferred:
Federal	$5,314	$4,865	$(5,964)
State and local	(349)	504	(472)
Total	4,965	5,369	(6,436)

Income tax (benefit) expense	$(2,623)	$19,221	$19,310

We have made no provision for U.S. income taxes on undistributed earnings of approximately $3,463,000 from our international business because it is our intention to reinvest those earnings in that operation.  If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.  The amount of additional tax that might be payable upon reparation of these foreign earnings is approximately $411,000.

The following table presents (loss) income before income taxes for the last three years (dollars in thousands):

	2008	2007	2006
Domestic	$(9,723)	$50,880	$46,972
Foreign	465	845	708
Total	$(9,258)	$51,725	$47,680

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities.  The following table shows significant components of our deferred taxes (dollars in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Deferred revenue	$8,090	$8,856
Allowance for doubtful accounts	1,216	2,043
Accrued enhancement expense	394	134
Deferred compensation	854	2,203
Insurance reserves	1,601	1,955
Deferred lease credits	495	226
Share-based compensation	1,135	1,548
Property and equipment	-	46
Investments	1,160	-
Net operating loss carryforward	548	-
Other	281	-
Valuation allowance	(1,160)	-
Total deferred tax assets	$14,614	$17,011

Deferred tax liabilities:
Property and equipment	$2,404	$-
Pre-paid postage	388	-
Deferred lease incentives	87	-
Total deferred tax liabilities	$2,879	$-

Net deferred tax assets	$11,735	$17,011

When realization of the deferred tax asset is more likely than not to occur, we recognize the benefit related to the deductible temporary differences attributable to operations as a reduction of income tax expense. During 2008, we increased the valuation allowance for deferred tax assets by $1,160,000. This increase represents a full valuation allowance established for the tax benefit generated from the other-than-temporary impairments recognized in 2008 with respect to certain of our investment holdings since we do not have capital gains to offset these capital losses.  We believe that it is more likely than not that our remaining deferred tax assets will be utilized.

As of December 31, 2008, we have net operating loss carryforwards for state taxes of approximately $15,430,000 for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2013 and 2028. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

The following table reconciles the U.S. statutory federal income tax rate and the tax (benefit) expense shown in our Consolidated Statements of Operations (dollars in thousands):

	2008	2007	2006
Tax at statutory federal rate	$(3,240)	$18,104	$16,689
State and local income taxes, net of federal benefit	(94)	1,714	2,169
Permanent differences	(220)	(194)	702
Investment valuation allowance	1,160	-	-
Other	(229)	(403)	(250)

Income tax (benefit) provision	$(2,623)	$19,221	$19,310

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

Changes in unrecognized tax benefits were as follows (dollars in thousands):

Balance at January 1, 2007	$1,546

Additions based on tax positions related to the current year	28
Additions for tax positions of prior years	342
Reductions for tax positions of prior years	(2)
Reductions due to statute expiration	(24)
Settlements	(1,316)

Balance at December 31, 2007	$574

Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	(47)
Reductions due to statute expiration	(19)
Settlements	(146)

Balance at December 31, 2008	$441

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $316,000.  The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate.  It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months.  However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the consolidated financial statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations.  During the year ended December 31, 2008, we recognized tax expense of approximately $32,000 in interest and penalties.  We have approximately $100,000 in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2008.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are subject to audit by taxing authorities for fiscal years ending after 2006. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing; however the statute of limitations also remains open for prior tax years because, in 2007, we utilized net operating losses that were generated in prior years.  The net operating loss carryforwards from those prior tax years are subject to adjustments for three years after the filing of the income tax return for the year in which the net operating losses are utilized.  During the June 2008 quarter, the Internal Revenue Service completed its examination of our 2006 tax returns with no significant affect to the financial statements.  It is reasonably possible that, within the next 12 months, there could be a change in the amount of unrecognized tax benefits resulting from IRS reviews for tax years after 2006 or other taxing authorities, including possible settlement of audit issues, or the expiration of applicable statutes of limitations.  It is not possible to estimate reasonably the amount of any such change in unrecognized tax benefits at this time.

8.	Leasing Arrangements

We lease office space for our vision centers under lease arrangements that qualify as operating leases.  For leases that contain predetermined fixed escalations of the minimum rentals and/or rent abatements subsequent to taking possession of the leased property, we recognize the related rent expense on a straight–line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits.  The liability for predetermined fixed escalations of the minimum rentals and/or rent abatements is not material to the consolidated financial statements at December 31, 2008 and 2007.  We use capitalized leases to finance the lasers used in the laser vision correction procedures.  We include capital lease assets in property and equipment.

The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2008
	Capital Leases	Operating Leases
Year
2009	$3,501	$10,047
2010	753	8,680
2011	72	7,059
2012	-	5,419
2013	-	2,946
Beyond 2013	-	4,368
Total minimum rental commitment	$4,326	$38,519
Less interest	113
Present value of minimum lease payments	$4,213
Less current installments	3,402
Long-term obligations at December 31, 2008	$811

The net book value of assets under capitalized leases was $7,854,000 at December 31, 2008 and $9,474,000 at December 31, 2007.

Total rent expense under operating leases amounted to $11,813,000 in 2008, $11,471,000 in 2007 and $8,661,000 in 2006.

9.	Employee Benefits

Savings Plan
We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants' accounts. We made contributions of $531,000 in 2008; $80,882 in 2007; and $68,000 in 2006.

Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”).  With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan.  Under the stock incentive plans, at December 31, 2008, approximately 577,000 shares of our common stock were reserved for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 58,000 shares under the 1995 Plan, 205,000 shares under the 1998 Plan, 133,000 shares under the 2001 Plan, and 181,000 shares under the 2006 Plan.  At December 31, 2008, a total of 1,475,857 shares were available for future awards under the 2006 Plan.  The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

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

The components of our pre-tax stock-based compensation expense (net of forfeitures) and associated income tax benefits are as follows (in thousands of dollars):

	2008	2007	2006
Stock Options	$267	$2,179	$4,080
Restricted Stock	1,611	2,845	1,585
	$1,878	$5,024	$5,665

Income Tax Benefit	$767	$1,294	$1,154

Stock Options

Our stock incentive plans permit certain employees to receive grants of fixed-price stock options.  The option price is equal to the fair value of a share of the underlying stock at the date of grant.  Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.

We estimate the fair value of each stock option on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted in the following table.  We base expected volatility on a blend of implied and historical volatility of our common stock.  We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.  We base the risk free rate on the U.S. Treasury yield curve in effect at the date of grant.  We base the expected life of the options on historical data and it is not necessarily indicative of exercise patterns that may occur.  The dividend yield reflects the assumption that the current dividend payout in effect at the time of grant will continue with no increases.

In 2008, we granted  stock options with respect to 152,955 shares of our common stock.  We granted options with respect to 3,000 shares of common stock in 2007.  We estimated the fair value of each common stock option granted during 2008 and 2007 using the following weighted-average assumptions:

	2008	2007
Dividend yield	5.04 - 7.11%	3.69%
Expected volatility	362 - 361%	417%
Risk-free interest rate	3.04 - 3.10%	3.54%
Expected lives (in years)	5	3

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2008, 2007 and 2006 was approximately $60,000, $7,472,000 and $16,389,000 respectively.   As of December 31, 2008, the aggregate intrinsic value of outstanding stock options, options vested and expected to vest, and options exercisable was $11,000, $11,000 and $11,000, respectively.  The aggregate intrinsic values represent the total pretax intrinsic value (the difference between the closing stock price of our stock on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holders of those options had all option holders exercised their options on December 31, 2008.  These amounts will change based on the fair market value of our stock.

We received approximately $193,000 for 2008, $3,499,000 for 2007 and $5,528,000 for 2006 in cash from option exercises under all share-based payment arrangements.  We recognized actual tax (expense) benefits for the tax deductions from option exercises under all share-based payment arrangements for 2008, 2007 and 2006 of approximately ($638,000), $1,949,000 and $5,390,000, respectively.  SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  Prior to the adoption of SFAS 123(R), we presented all income tax benefits from deductions resulting from stock-based compensation costs as operating cash flows in the consolidated statements of cash flows.

At December 31, 2008, there were $943,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. We expect to recognize this cost over a weighted-average period of approximately 4.09 years.

The following table summarizes the status of options granted under our 1995, 1998, 2001 and 2006 Plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,494,640	$16.64
Exercised	(440,774)	12.54
Cancelled/forfeited	(96,624)	19.21
Outstanding at December 31, 2006	957,242	18.27
Granted	3,000	18.43
Exercised	(259,017)	13.51
Cancelled/forfeited	(61,627)	20.39
Outstanding at December 31, 2007	639,598	19.73
Granted	152,955	14.09
Exercised	(22,156)	8.69
Cancelled/forfeited	(292,203)	18.61
Outstanding at December 31, 2008	478,194	19.13

Options exercisable, December 31, 2008	379,807	20.40
Options expected to vest, December 31, 2008	467,835	19.24

The following table summarizes information about the stock options granted under the 1995, 1998, 2001 and 2006 Plans that were outstanding at December 31, 2008:

		Stock Options Outstanding			Stock Options Exercisable
Range of exercise prices		# outstanding as of December 31, 2008	Weighted- average remaining contractual term	Weighted- average exercise price	# exercisable as of December 31, 2008	Weighted- average exercise price
$ 3.33	$10.65	54,037	3.99	$5.81	54,037	$5.81
10.67	12.19	60,243	4.86	12.05	60,243	12.05
12.50	14.08	68,538	3.27	13.29	46,875	13.45
14.28	14.28	73,524	9.18	14.28	-	-
14.31	22.81	47,839	5.09	19.00	45,839	19.02
27.05	27.05	90,852	6.12	27.05	89,652	27.05
28.59	30.59	50,209	1.29	30.11	50,209	30.11
33.45	38.69	27,452	4.21	37.30	27,452	37.30
42.56	42.56	500	6.62	42.56	500	42.56
44.60	44.60	5,000	6.56	44.60	5,000	44.60
$ 3.33	$44.60	478,194	5.07	$19.13	379,807	$20.40

The weighted-average fair value of options granted was $14.09 per share during 2008 and $18.43 per share during 2007.

Restricted Stock

Our stock incentive plans permit certain employees and non-employee directors to be granted restricted share unit awards in common stock.  We value awards of restricted share units by reference to shares of common stock.  Awards entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit.  The awards vest annually, over either a two or three year period from the date of the award, and do not have voting rights.

We granted restricted stock awards to employees and non-employee directors during 2008 with respect to a total of 63,890 shares.  We did not grant any restricted stock awards prior to January 1, 2006.  We expense the fair value of the awards at the grant date over the applicable vesting periods.

As of December 31, 2008, there was $1,887,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock.  We expect this cost to be recognized over a weighted-average period of approximately 1.16 years.

The following table summarizes the restricted stock activity for 2008, 2007 and 2006:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	-	$-
Granted	142,895	42.40
Released	(4,776)	41.57
Forfeited	(18,872)	42.45
Outstanding at December 31, 2006	119,247	42.43
Granted	95,507	39.73
Released	(40,685)	40.86
Forfeited	(32,845)	42.28
Outstanding at December 31, 2007	141,224	41.10
Granted	63,890	9.99
Released	(63,334)	31.43
Forfeited	(43,385)	37.17
Outstanding at December 31, 2008	98,395	27.86

10.	Restructuring Activities

During 2008, we reduced our workforce throughout the United States by approximately 35% so that our staffing levels would be appropriate for reduced procedure volume levels.  We offered employees separated or to be separated from the Company as a result of these initiatives severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. We recorded severance costs associated with these workforce reductions of $1,496,000 in 2008 within the caption restructuring expense in the Consolidated Statements of Operations.  We paid these amounts in full prior to December 31, 2008.

Additionally, in October 2008, we closed our Boise, Idaho vision center.  Also, as of December 31, 2008, we closed our Tulsa, Oklahoma and Little Rock, Arkansas vision centers.  We closed these centers based on a number of factors that included current financial performance, an evaluation of the anticipated timing of improvement in procedure volume and the extent of the expected improvement, as well as the costs associated with closing the center.  These closures resulted in a charge of $1,427,000, principally related to contract terminations and asset impairments, which were recorded within the caption restructuring expense in the Consolidated Statements of Operations.

11.	Commitments and Contingencies

On September 13, 2007, and October 1, 2007, two complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board and Spencer and Jean Lin, respectively, in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and July 30, 2007.  On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division).  This third action was filed purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and November 2, 2007.  These actions have been consolidated into one action.  A consolidated complaint was filed on April 19, 2008.  The plaintiffs in the consolidated complaint are seeking damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  They allege that certain of our public disclosures regarding its financial performance and prospects were false or misleading.  On July 10, 2008, we, together with the other defendants, filed a motion to dismiss the consolidated complaint.  On September 5, 2008, plaintiffs filed their memorandum in opposition to the motion to dismiss.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  We maintain insurance coverage for litigation defense and settlement costs incurred in connection with this matter in excess of $1,000,000.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold our securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above. We are named as a nominal defendant in the complaint, although the action is derivative in nature.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above.  We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.  We maintain insurance coverage for litigation defense and settlement costs incurred in connection with this matter in excess of $1,000,000.

Our business results in a number of medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, total claims and expense payments of $1,308,000 have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

12.	Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (dollars in thousands):

Balance Sheet Information

Property and Equipment is comprised of the following:
	At December 31,
	2008	2007
Land	$354	$354
Building and improvements	5,815	5,513
Leasehold improvements	26,219	19,840
Furniture and fixtures	7,058	5,403
Equipment	82,193	65,525
	121,639	96,635
Accumulated depreciation	(70,235)	(52,872)
Construction in progress	95	10,153
	$51,499	$53,916

Accrued Liabilities and Other is comprised of the following:
	At December 31,
	2008	2007

Accrued payroll and related benefits	$1,801	$4,595
Accrued taxes	1,093	1,260
Accrued financing fees	447	2,047
Accrued enhancement expense	1,671	1,372
Invoices and other expenses accrued at year-end	3,596	4,587
	$8,608	$13,861

Accumulated other compenhensive (loss) income consisted of the following:
	December 31,
	2008	2007
Unrealized invesment gain, net of tax at $43 and $59	$54	$89
Foreign currency translation adjustment	(183)	350
Accumulated other compenhensive (loss) income	$(129)	$439

Income Statement Information:

The components of net investment (loss) income were as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Interest income	$2,588	$6,349	$6,473
Interest expense	(997)	(507)	(302)
Other than temporary impairment on securities	(3,125)	-	-
Realized gains on investments	10	133	18
Realized losses on investments	-	(22)	(7)
Net investment (loss) income	$(1,524)	$5,953	$6,182

Cash Flow Information
	For the Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$997	$507	$302
Income taxes (refunded) paid	(4,460)	15,928	18,961

Non-cash investing activities:
Capital leases	$2,378	$5,944	$5,030

Other Comprehensive (Loss) Income Information
	For the Year Ended December 31,
	2008	2007	2006
Comprehensive (loss) income
Net (loss) income	$(6,635)	$32,504	$28,370
Unrealized investment (loss) gain, net of tax of $16, ($39) and ($3)	(35)	59	5
Foreign currency translation adjustments	(533)	367	1
Total comprehensive (loss) income	$(7,203)	$32,930	$28,376

13.	Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any twelve-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2008 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$79,568	$54,181	$37,397	$34,030	$78,663	$69,685	$74,584	$69,703
Operating income (loss)	10,471	(2,950)	(6,161)	(9,594)	15,543	10,039	14,130	5,853
Income (loss) before taxes	11,281	(1,854)	(6,753)	(11,932)	17,298	12,033	15,848	6,546
Net income (loss)	6,876	(573)	(4,717)	(8,221)	10,926	7,414	10,018	4,146
Earnings (loss) per share
Basic	$0.37	$(0.03)	$(0.25)	$(0.44)	$0.55	$0.37	$0.51	$0.22
Diluted	$0.37	$(0.03)	$(0.25)	$(0.44)	$0.54	$0.36	$0.51	$0.22

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated by our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our  Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, our Chief Executive Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, LCA-Vision Inc.’s internal control over financial reporting.

Management’s report on internal control over financial reporting

Information on our internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management on Internal Control over Financial Reporting.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Each of the following members of our board of directors holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

William F. Bahl, age 58, is the co-founder and President of Bahl & Gaynor Investment Counsel, an independent registered investment adviser located in Cincinnati.  Prior to founding Bahl & Gaynor in 1990, he served as Senior Vice President and Chief Investment Officer at Northern Trust Company in Chicago.  Mr. Bahl is a director of Cincinnati Financial Corporation and serves as a trustee for the Talbert House Foundation, Deaconess Associations, Inc. and Hamilton County Parks Foundation.  He is a member of the Cincinnati Society of Financial Analysts.  He has served as a member of our board of directors since 2005.

John H. Gutfreund, age 79. Since 1993, Mr. Gutfreund has been the President of Gutfreund & Co. Inc., a financial management consulting firm.  Mr. Gutfreund was a Senior Advisor of Collins Stewart LLC (formerly C.E. Unterberg Towbin), an investment partnership for high-growth technology companies, from January 2002 to September 2008.  Formerly, Mr. Gutfreund was with Salomon Brothers from 1953-1991, most recently as its Chairman and Chief Executive Officer.  Mr. Gutfreund is a director of AXES LLC, Evercel, Inc., Montefiore Medical Center, and Nutrition 21, Inc., which he also serves as Board Chairman.  He is an advisor to The Universal Bond Fund.  He is also a Member of The Brookings Institution; Council Advisory Committee in New York; member, Council on Foreign Relations; Lifetime Member, Board of Trustees, New York Public Library; Honorary Trustee, Oberlin (Ohio) College; and Chairman Emeritus and Member of the Board of Trustees, Aperture Foundation.  He has served as a member of our board of directors since 1997.

John C. Hassan, age 66, has been a consultant to BSC Ventures, a holding company in the printing and converting industry, since November 2006.  Prior to that, he had been the President and CEO of Champion Printing, Inc., a direct mail printing company, for more than 15 years.  Previously, he was Vice President Marketing of the Drackett Company, a division of Bristol-Myers Squibb.  He currently serves on the boards of the Ohio Graphics Arts Health Fund and the Madeira/Indian Hill Fire Company.  He has served as a member of our board of directors since 1996.

Edgar F. Heizer III, age 49, has been Chairman of Manus Health Systems, Inc., a multi-site dental-care provider, since July 1997 and was also Chief Executive Officer of Manus Health Systems from May 1999 to December 2004.  Mr. Heizer also currently serves as Managing Member of Coral SR LLC and Principal of Heizer Capital, management and investment firms focused on growth businesses in transition, which he founded in 1995.  He has served as a member of our board of directors since February 2009.

Steven C. Straus, age 52, is our Chief Executive Officer.  He joined us in that capacity in November 2006.  Mr. Straus’ healthcare career has spanned three decades.  Previously, Mr. Straus served sequentially as Chief Development Officer, Chief Operating Officer and President of MSO Medical, a bariatric surgery management company, from December 2003 through October 2006.  Prior to December 2008, Mr. Straus was Chief Development Officer at Titan Health Corporation, an ambulatory surgery center company, from May 2003 to November 2003, and Vice President, General Manager of OR Partners, Ambulatory Surgery Center Division of TLC Vision Inc. from October 2001 through April 2003.  Previously he was President of the Healthcare Products Group at Jordan Industries; Senior Vice President at Columbia/HCA and Medical Care, Inc. and served in several management capacities at Baxter Healthcare and American Hospital Supply Corporation.  He has served as a member of our board of directors since November 2006.

E. Anthony Woods, age 68, has been non-executive Chairman of the Board since March 2006.  Mr. Woods has been Chairman of Deaconess Association, Inc. (Deaconess), a healthcare holding company, since 2003, and was previously President and Chief Executive Officer of Deaconess, from January 1987 through February 2003.  Mr. Woods is also director of Cincinnati Financial Corporation, Anchor Funding Services, Inc., Critical Homecare Solutions, Inc. and Phoenix Health Systems.  He has served as a member of our board of directors since 2004.

The complete mailing address of each director is c/o LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, OH 45236.

Our Executive Officers

Our current executive officers are Steven C. Straus, Chief Executive Officer, Michael J. Celebrezze, Senior Vice President of Finance, Chief Financial Officer and Treasurer; David L. Thomas, Senior Vice President of Operations; and Stephen M. Jones, Senior Vice President of Human Resources. Information about Mr. Straus is given above under “Our Board of Directors.”

Michael J. Celebrezze, age 52, was named Senior Vice President of Finance, Chief Financial Officer and Treasurer on December 1, 2008.  He had previously served as interim Chief Financial Officer since June 2008 and Senior Vice President and Treasurer since July 2007.  Michael joined us in July 2006 as Vice President of Finance and Treasurer from First Transit, Inc., a national public transportation company with $400 million in revenue, where he served as Chief Financial Officer from June 2001 through June 2006.  Prior to joining First Transit, he was employed for 17 years with APCOA/Standard Parking, where he held a variety of financial positions including Executive Vice President and Chief Financial Officer.  Mr. Celebrezze holds a Certified Public Accounting designation in Ohio (inactive) and received a B.S. in Accounting from Kent State University and an M.B.A. from John Carroll University.

Stephen M. Jones, age 56, is Senior Vice President of Human Resources.  He came to us in May 2007 from The Kroger Company, where he was Vice President of Talent Management from June 2001 through May 2007.  Prior to joining The Kroger Company, he was Principal and Practice Leader with the Performance and Rewards Practice of Mercer Consulting, the largest human resources consulting organization in the United States from June 1993 through June 2001.  Mr. Jones earned a B.A. in Biology from Brown University, and an M.B.A. in Health Administration from Widener University.

David L. Thomas, age 49, joined us as Senior Vice President of Operations in April 2008.  Prior to joining us, he was a Senior Manger of McDonald’s Corp., serving as Chief Operating Officer of Boston Market, Inc. from 2004 until September 2007.  From 2001 until 2004, he was Division President and Senior Vice-President, Operations for Boston Market.  Previously, Mr. Thomas held a number of positions with McDonald’s Corporation from 1991 to 2001 including, in 2001, serving as Country Market Manager of McDonald’s Puerto Rico.  Mr. Thomas is a graduate of the U.S. Military Academy at West Point.

Officers are appointed by and serve at the discretion of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of security ownership and changes in that ownership with the SEC.  Officers, directors and greater than ten-percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of copies of these forms, we believe that all Section 16(a) filing requirements were complied with on a timely basis during and for 2008, except a Form 4 to report one stock option grant for Mr. Thomas.

Governance and Code of Ethics

Our board of directors has adopted governance guidelines and principles that, together with the charters of the committees, provide the framework for corporate governance at the Company.  We also have a Code of Business Conduct and Ethics that is applicable to all employees, including executive officers, as well as to directors to the extent relevant to their services as directors. Our board has three standing committees: Audit, Compensation, and Nominating and Governance. Each committee is comprised solely of directors who are “independent” as defined under Nasdaq Marketplace Rules. The board has adopted a charter for each of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The Code of Business Conduct and Ethics, governance guidelines and principles and committee charters are available on our website at www.lasikplus.com by clicking on “Investors” and “Corporate Governance.” You may request a copy of any of these documents to be mailed to you by writing to our Secretary at 7840 Montgomery Road, Cincinnati, Ohio 45236, or calling 513-792-5629. Any amendments to, or waivers from, the Code of Business Conduct and Ethics that apply to our principal executive and financial officers will be posted on our website.

Audit Committee Composition and Audit Committee Financial Experts

The current members of the Audit Committee are Messrs. Hassan (Chair), Bahl and Woods. The board of directors has determined that each of Messrs. Hassan, Bahl and Woods is independent under the Nasdaq Marketplace Rules for audit committee membership and qualifies as an “audit committee financial expert” under applicable SEC rules.

Audit Committee Report

In accordance with its written charter, the Audit Committee of the Board assists the Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices of the Company.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtains from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence consistent with applicable requirements of the Public Company Accounting Oversight Board, discussed with the auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the auditors’ independence.

The Audit Committee discusses and reviews with the independent auditors all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communications with Audit Committees” and, with and without management present, discusses and reviews the results of the independent auditors’ examination of the financial statements.

The Audit Committee reviewed and discussed our audited financial statements as of and for the fiscal year ended December 31, 2008 with management and the independent auditors. Management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

John C. Hassan (Chair)
William F. Bahl
E. Anthony Woods

Item 11.   Executive Compensation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The undersigned members of the Compensation Committee of the Board of Directors of LCA-Vision Inc. during 2008 and currently have furnished the following report for inclusion in this Annual Report on Form 10-K.

The Committee has reviewed and discussed the Compensation Discussion and Analysis presented below with the Company’s management.  Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

William F. Bahl (Chair)
John H. Gutfreund
John C. Hassan
E. Anthony Woods

COMPENSATION DISCUSSION AND ANALYSIS

Our compensation programs are designed to provide its executive officers with market-competitive salaries and the opportunity to earn incentive compensation related to performance expectations identified by the Compensation Committee of the board of directors.  The objectives of our executive compensation program as developed by the Compensation Committee are to:

●
Provide a direct link between executive officer compensation and the interests of our stockholders by making a significant portion of executive officer compensation dependent upon our financial performance.

●	Support the achievement of our annual and long-term goals and objectives as determined annually by the Committee or the Board.

●	Provide opportunities for equity ownership based on competitive levels, corporate/segment performance, share price performance and share dilution considerations.

●	Provide compensation plans and arrangements that encourage the retention of better-performing executives.

Components and Philosophy of Executive Compensation

The Compensation Committee seeks to set total compensation for our executive officers at levels that are competitive with that paid to executives with similar levels of responsibilities at similarly-sized corporations that are deemed comparable to us.  The Compensation Committee’s goal is to provide total compensation, assuming achievement of target performance measures for incentive compensation are met, that approximates the 50th  percentile of the comparable companies and that approaches the 75th  percentile of total compensation at such comparable companies if maximum performance measures are achieved.

In furtherance of this goal, the Compensation Committee’s compensation consultant prepared for the Committee’s review a list of comparable companies in late 2007.  Compensation for the named executive officers for 2008 was set by the Committee using a peer group of 25 companies selected from direct competitors, medical technology companies, healthcare, hospitality, medical devices and retail with similar market value, revenue, net income and number of employees.   This group consisted of the following:

Alliance Imaging, Inc.	PolyMedica Corporation
American Medical Systems Holdings, Inc.	Radiation Therapy Services, Inc.
AmSurg Corp.	Select Comfort Corporation
ArthroCare Corporation	SonoSite, Inc.
Books-A-Million, Inc.	Symbion, Inc.
Build-A-Bear Workshop, Inc.	Symmetry Medical, Inc.
California Pizza Kitchen, Inc.	TLC Vision Corporation
Hanger Orthopedic Group, Inc.	Tuesday Morning Corporation
Jos. A. Bank Clothiers, Inc.	VCA Antech, Inc.
Meridian Bioscience, Inc.	Vital Images, Inc.
P.F. Chang’s China Bistro, Inc.	Vital Signs, Inc.
Palomar Medical Technologies, Inc.	Zoll Medical Corporation
Pediatric Services of America, Inc.

Using the comparator group, the Committee’s compensation consultant advises the Committee as to the nature of the elements of compensation paid by the comparable companies and then calculates a market rate of compensation for each such element for each named executive officer’s position (which is essentially equal to the 50th percentile of the element of compensation paid by those companies).

The compensation of our executive officers is, therefore, designed to be competitive with that paid by the comparable companies and includes three elements, namely (i) base salary, (ii) annual incentive cash bonuses, and (iii) long-term equity incentive compensation.  Cash bonuses and long-term equity incentives (collectively, “Incentive Compensation”) represent a significant portion of an executive officer’s potential annual compensation.  In general, the proportion of an executive officer’s compensation that is Incentive Compensation increases with the level of responsibility of the officer.  Allocations by the Committee among the three elements of compensation are market based in order to enable us to attract and retain qualified employees and are intended to provide an appropriate salary to our executive officers while making the greater part of their compensation contingent on, and tied to, our performance.  The allocation to annual incentive cash bonuses is intended to encourage and reward short-term success.  The allocation to equity incentive compensation, in addition to encouraging and rewarding success over the performance period, is intended to tie the executive’s interest to our long term success by giving the executive an equity interest in us.

The compensation program is designed to further our current strategic goals, which are to increase stockholder value by focusing on improving operating results through increases in revenue coupled with operating efficiencies.  Executive officers also receive various benefits generally available to all of our employees, such as a 401(k) plan and medical plans.

In setting annual and long-term Incentive Compensation goals and performance levels, the Committee intends to provide the executives a challenging yet reasonable opportunity to reach the threshold amount, while requiring substantial growth to reach the maximum level without encouraging executives to take unnecessary and excessive risks.

Other than new hires, the Compensation Committee typically takes actions with regard to executive officer cash and stock compensation in the first quarter of each year after financial results for the previous fiscal year have been finalized.

 Base Salaries

The Compensation Committee seeks to set base salaries for our executive officers at levels that are competitive with the market rate for executives with similar roles and responsibilities at comparable companies, adjusted to reflect the performance of the individual executive officer.  The Committee has established a target range of 80% to 120% of median level.  In setting annual salaries for individuals, the Compensation Committee first considers the market rate compensation paid for similar positions at companies in the comparator group as a benchmark forecast.  It then considers individual performance of the executive measured against expectations.  We have developed a performance development assessment designed to provide a consistent and efficient approach to evaluating performance.  The assessment includes six success factors, namely growth through leadership, growth through management excellence, growth through people practices, growth through exceptional results, growth through patient/customer excellence and growth through personal commitment.  Each executive officer is assessed on a scale of 1 to 5, with 1 being not applicable and 5 being exceptional performance, in a number of specific areas under each success factor.  The performance development assessment includes both a self assessment and a reviewer/supervisor assessment.  In the case of the Chief Executive Officer, this latter assessment is provided by the Compensation Committee and the Chairman of the Board of Directors.  With respect to the other named executive officers, the assessment is provided by the Chief Executive Officer or (other than with respect to the Chief Financial Officer) the Chief Financial Officer.

The results of the performance development assessment are used by the Committee in setting the salary compensation of the Chief Executive Officer.  In the case of the other named executive officers, the Committee receives advice from the Chief Executive Officer, but actual compensation decisions are made by the Committee.  In each case, the decision is based upon the appropriate market rate salary adjusted subjectively by the Committee to reflect the results of the individual performance development assessment.  Salaries paid to the Company’s named executive officers during 2008 are provided in the Summary Compensation Table.  Differences between individual named executive officers reflect the above considerations and also the fact that some served as executive officers for only a portion of 2008.

Annual Incentive Bonuses (Non-Equity Incentive Compensation)

Our Executive Cash Bonus Plan establishes performance criteria for the payment of annual cash incentive bonuses to our executive officers and such other additional employees as may be selected by the Compensation Committee from time to time.  Bonus amounts are calculated as a percent of base salary at the end of the year based upon the extent to which, threshold, target and maximum performance goals set annually by the Committee are achieved.  Information on awards made for 2008 is provided elsewhere in this Proxy Statement under 2008 Grants of Plan Based Awards.

In late February and early March 2008, the Committee met to set cash incentive bonuses for 2008.  The Committee set bonus levels for achieving the threshold, target and maximum performance for 2008 at 75%, 100% and 125% of base salary, respectively, for Steven Straus, with linear interpolation between those percentages.  These levels were established in accordance with Mr. Straus’ employment agreement, which is described below.  For the other named executive officers, the bonus levels for achieving threshold, target and maximum performance were set for 2008 at 20%, 40% and 60% of base salary, respectively.  In each case, the bonus levels were determined by the Committee based upon advice from its compensation consultant and were chosen to be market based in order to enable us to attract and retain competent employees.  The bonus levels for Mr. Straus also represented the results of arms length negotiations with him at the time of his employment in November 2006 as described under Basis for Chief Executive Compensation.  The 2008 performance measure was adjusted operating income of $26,370,900 for threshold, $29,301,000 for target and $32,231,000 for maximum. The adjustment excludes deferred income from separately priced warranties.  The Committee may select one or more additional or different objective performance measures in the future.  Based upon our 2008 performance, no cash bonuses will be paid for 2008.

In February 2009, the Committee determined that, in view of current market conditions and uncertainties affecting our ability to forecast our operating results for 2009, it was unable to select objective performance measures for 2009 cash bonuses to our executive officers.  Accordingly, the Committee determined that 2009 cash bonuses for our executive officers would be entirely discretionary and the Committee would determine them after financial results for 2009 are available.

Long-Term Equity Incentive Grants

Our stock incentive plans authorize the Compensation Committee to award stock options and restricted stock to executive officers and other key employees.  Stock incentive grants are designed to align the long-term interests of our key employees with those of its stockholders by enabling key employees to develop and maintain significant long-term equity ownership positions.

The value and number of stock incentives granted to an executive officer is market based, adjusted to reflect the executive’s level of performance responsibility as reflected in the performance development assessment.  The approach used by the Committee is similar to that used in setting salary compensation as described above.

For 2008, the Compensation Committee continued a long-term equity incentive program begun in 2006 under which a performance measure for each year is established, performance goals are set and threshold, target and maximum performance share award opportunities are made to our executive officers at the beginning of the year.  The Committee then considered the form in which equity consideration awards should be made for 2008.  In doing so, the Committee noted the uncertain economic conditions under which we were operating and the effect that external factors, such as consumer confidence and the overall economy, might have upon our results of operations.  The Committee also noted that no incentive awards had been earned for 2007 and considered the resulting negative effect upon our ability to attract and retain qualified employees.

Taking all of these factors into account, the Committee determined that equity incentive awards for 2008 should consist of performance share awards and time-based stock options.  The Committee believed that this approach was appropriate in order to balance risk for the executives and requirements for stockholder return.  The number of performance share awards was determined by dividing one-half of each named executive officer’s incentive award dollar figure by the fair market value of our common stock on the date of grant.  The performance measure for 2008 was operating income and the terms of the performance share awards essentially were the same for 2007.  The number of shares to be granted under options was calculated by multiplying the number of performance shares by three.  The Committee felt that this was a reasonable allocation of value between performance shares and options based upon advice received from the Committee’s compensation consultant.  The performance shares earned may not be sold by the holder until the third anniversary of the date on which the performance share award was granted and will be forfeited if the holder’s employment terminates before that date for any reason other than death or disability.  Once issued, the performance shares having voting and dividend rights during the restricted period.  The options are exercisable at fair market value on the date of grant, and will vest over five years and expire after 10 years.

Based upon market rate data developed for each named executive officer by the Committee’s compensation consultant, as adjusted subjectively to reflect the executive’s level of performance and responsibility as reflected in the performance development assessment and the importance attributed internally to different executive positions, the Committee established for each named executive officer a dollar value of target equity incentive compensation.  Information about grants made for 2008 is provided elsewhere in this Proxy Statement under 2008 Grants of Plan Based Awards.  The performance measure for 2008 was adjusted operating income at the levels described under Annual Incentive Bonus.  The evaluation of 2008 performance will occur when audited financial information is available.

In accordance with its customary practices, the Committee met in February 2009 and determined that, in view of the uncertainties described above with respect to non-equity incentive compensation, equity incentive awards to the executive officers for 2009 would consist solely of stock options, which were awarded effective as of March 2, 2009.  The Committee subsequently determined that these grants inadvertently exceeded the limitation set forth in our 2006 Stock Incentive Plan on the maximum number of options that may be granted to any person in one year.  Upon the recommendation of our Chief Executive Officer, on March 10, 2009, the Committee, with the consent of the optionees, rescinded all of the options granted in 2009.

Basis for Chief Executive Compensation

Effective November 2, 2006, the board of directors appointed Steven C. Straus as Chief Executive Officer.  Mr. Straus has an employment agreement dated November 1, 2006.  The Compensation Committee designed the agreement in accordance with the principles described under “Components and Philosophy of Executive Compensation,” and, with advice from the Committee’s compensation consultant, negotiated it at arm’s length with Mr. Straus.  The Committee believes that the terms of the Agreement are consistent with market provisions.  The agreement was amended effective April 28, 2008.  The principal terms of the agreement, as amended, are as follows:

●	Annualized salary of not less than $380,000.
●
Participation in our Executive Cash Bonus Plan with a cash bonus target equal to 100% of his annual base salary. The threshold bonus will be 75% of his annual base salary and the maximum bonus will be 125% of his annual base salary. The target, threshold and maximum bonus goals for 2008 were established by the Compensation Committee on March 5, 2008.

●
Participation in our 2008 Stock Incentive Plan. Mr. Straus received time-based Restricted Share Units for 4,682 shares based upon the fair market value on the date of his employment and a Performance Share Award for 9,365 shares. Performance Shares were to be earned based on our performance metrics for 2007 determined by the Compensation Committee. Based on our performance, no Performance Shares were earned for 2007. Mr. Straus’ Restricted Share Units will vest on November 2, 2009, the third anniversary of his date of employment.

●
Application of our standard Confidentiality Agreement, which provides that for a period of one year after termination of his employment with the Company, he will not render services, directly or indirectly, to any competing organization or solicit employees of the Company to join any competing organization.

The agreement has a two-year term that will be automatically renewed for successive two year periods, unless either we or Mr. Straus provides written notice to the other party not to so renew at least 120 days prior to the anniversary date.  Mr. Straus also is entitled to certain severance payments as described under “Executive Compensation – Potential Post-Employment Payments.”

Severance Arrangements

As discussed under Potential Post-Employment Payments below, we entered into agreements with our named executive officers other than Mr. Straus during 2008.  The Compensation Committee and board of directors considered these agreements important as a tool to retain executives during difficult economic times or in the event of a change in control.  The Compensation Committee reviewed the agreements with is compensation consultant, which advised that the agreements were consistent with benefits offered by companies in the peer group.

Accounting and Tax Treatments of Executive Compensation

Section 162(m) of the Internal Revenue Code prohibits us from taking an income tax deduction for any compensation in excess of $1 million per year paid to our Chief Executive Officer or any of our other four most-highly compensated executive officers, unless the compensation qualifies as “performance-based” pay under a plan approved by stockholders.  Our stockholders have approved our long-term stock incentive plans.  We intend the plans to qualify as performance-based compensation and be fully deductible by us.  Our annual cash bonus plan has not been approved by stockholders and does not so qualify.

Review of Past Awards

When evaluating the current year compensation awards, the Compensation Committee reviews awards made in prior years in addition to benchmark data from comparable companies.

Adjustment or Recovery of Awards

Under the 2006 Stock Incentive Plan, if at any time within one year after the date on which a participant exercised an option or on which Restricted Stock vests, the Committee determines in its discretion that the Company or a Subsidiary has been materially harmed by the participant, then any gain realized by the participant shall be paid by the participant to us upon notice from us.

 Timing of Grants

We have not timed, and we do not intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation.  The current policy of the Compensation Committee is grants of options or restricted stock for all employees, including executive officers, will be approved during, or pre-approved with an effective grant date during, a trading “window period,” which we define as a period beginning on the third day following release of its quarterly financial results and ending 15 days before the end of the next fiscal quarter.  If we are in possession of material non-public information at the time of any proposed grant, action may be deferred until the information has been made public.  Restricted stock grants to newly appointed or newly promoted executive officers will be effective on the date approved by the Compensation Committee (or, if later, the first day of employment).

EXECUTIVE COMPENSATION

Summary

The following table summarizes the annual compensation of our Principal Executive Officer, Principal Financial Officer and of each of our other executive officers (the “named executives”) for services rendered to us in all capacities in 2008, 2007 and 2006 for years that the officers were named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (7)	Option Awards ($) (8)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Steven C. Straus (1)	2008	$380,000	$53,425	$60,276	$-	$41,752	(9)	$535,453
Chief Executive Officer	2007	$350,000	$53,280	$-	$-	$196,843		$600,123
	2006	$70,833	$8,612	$-	$-	$-		$79,445

Michael J. Celebrezze (2)	2008	$209,583	$2,554	$30,138	$26,250	$-		$247,275
Senior Vice President of Finance,	2007	$190,000	$7,533	$-	$26,250	$6,750		$230,533
Chief Financial Officer
and Treasurer

Stephen M. Jones (3)	2008	$214,900	$-	$30,138	$-	$-		$245,038
Senior Vice President of	2007	$140,000	$-	$-	$-	$3,500		$143,500
Human Resources

David L. Thomas (4)	2008	$212,596	$-	$25,660	$-	$122,787	(10)	$361,043
Senior Vice President of Operations

Alan H. Buckey (5)	2008	$150,987	$-	$-	$-	$-		$150,987
Former Executive Vice President of	2007	$282,000	$121,070	$176,454	$-	$4,942		$584,466
Finance and Chief Financial	2006	$270,000	$102,096	$216,727	$115,627	$1,000		$705,450
Officer

James H. Brenner (6)	2008	$148,333	$-	$286,830	$-	$139,960	(11)	$575,123
Former Chief Marketing Officer	2007	$166,667	$-	$-	$-	$178,960		$345,627

(1)	Mr. Straus began his employment with us on November 1, 2006.

(2)	Mr. Celebrezze began his employment with us on July 17, 2006 and was named an executive officer on August 21, 2007.

(3)	Mr. Jones began his employment with us on May 1, 2007 and was named an executive officer on August 21, 2007.

(4)	Mr. Thomas began employment with us on March 1, 2008.

(5)	Mr. Buckey resigned his employment with us effective June 24, 2008.

(6)	Mr. Brenner’s employment with us terminated effective July 31, 2008.

(7)
The Long Term Incentive Grants section under Compensation Discussion and Analysis describes the equity awards granted to the named executives.  Represents expense recognized in accordance with SFAS 123(R) as described in Note 1 of the audited financial statements included in Item 8.

(8)
Represents expense recognized in accordance with SFAS 123(R) for stock options issued prior to January 1, 2008 but not vested as of January 1, 2008.  We did not grant any stock options in 2006 or 2007.  Refer to the Outstanding Equity Awards at Fiscal Year-End table for details of outstanding stock options for named executives.  We estimate the fair value of each stock option using the Black-Scholes option pricing model using the assumptions in the following table.  We base expected volatility on a blend of implied and historical volatility of our common stock.  We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant.  The expected life of the options is based on historical data and is not necessarily indicative of exercise patterns that may occur.

(9)	Consists of $23,585 of moving cost reimbursement and tax gross-up for relocation expense of $18,167.

(10)	Consists of $88,366 of moving cost reimbursement and tax gross up for relocation expense of $34,421.

(11)	Consists of $106,250 of severance payments, $16,574 of moving cost reimbursement, tax gross up for relocation expense of $13,051 and $4,085 of post-employment health benefits.

We estimated the fair value of each common stock option granted during 2008 using the following weighted-average assumptions:

2008
Dividend yield	5-7.1%
Expected volatility	361-362%
Risk-free interest rate	3-3.1%
Expected lives (in years)	5

Plan-Based Compensation

The following table summarizes the programs under which grants of cash or equity-based compensation were available to the named executives in 2008.    Because actual financial results for 2008 did not meet the threshold performance level, none of these awards will be paid.

2008 Grants of Plan Based Awards

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All other option awards: number of securities	Exercise or base price of option	Grant date fair value of stock
Name	Grant Date	Threshold ($)	Target($)	Max ($)	Threshold (#)	Target(#)	Max (#)	underlying options (#)	awards ($/Sh)	and option awards
Steven C. Straus	3/5/2008	$285,000	$380,000	$475,000	6,127	12,254	18,381	36,762	$14.28	$699,948
Michael J. Celebrezze	3/5/2008	$41,917	$83,833	$125,750	3,063	6,127	9,190	18,381	$14.28	$349,974
Stephen M. Jones	3/5/2008	$42,980	$85,960	$128.940	3,063	6,127	9,190	18,381	$14.28	$349,974
David L. Thomas (3)	4/1/2008	$41,250	$82,500	$123,750	3,610	7,221	10,831	21,663	$14.28	$431,527
Alan H. Buckey (4)	3/5/2008	$58,374	$116,748	$175,122	4,814	9,628	14,442	28,884	$14.28	$549,951
James H. Brenner (4)	3/5/2008	$51,000	$102,000	$153,000	4,814	9,628	14,442	28,884	$14.28	$549,951

(1) Awards under the Company's Executive Cash Bonus Plan. See "Compensation Discussion and Analysis" for a discussion of the plan.
(2) Awards under the Company's 2006 Stock Incentive Plan. See "Compensation Discussion and Analysis" for a discussion of the plan.
(3) We hired Mr. Thomas on April 1, 2008 and provided the plan-based awards on a pro rata basis using 9/12 proration.
(4) As former employees, Messrs. Buckey and Brenner were not eligible for any payments of these awards.

Outstanding Equity Awards at Fiscal 2008 Year-End

The following table details information on outstanding equity-based compensation awards for the named executives as of December 31, 2008.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price (S)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (7)
Steven C. Straus	-	36,762	(1)	$14.28	3/5/2018	4,682	(2)	$19,243	6,127	25,182
Michael J. Celebrezze	-	18,381	(3)	$14.28	3/5/2018	166	(4)	682	3,063	12,589
Stephen M. Jones	-	18,381	(5)	$14.28	3/5/2018	-		-	3,063	12,589
David L. Thomas	-	21,663	(6)	$12.94	4/1/2018	-		-	3,610	14,837
Alan H. Buckey	-	-		-	-	-		-	4,814	19,786
James H. Brenner	-	-		-	-	-		-	4,814	19,786

Vesting Schedule

(I) (2) Steven C. Straus
11/2/2009	4,682
3/2/2009		7,353
3/2/2010		7,353
3/2/2011		7,352
3/2/2012		7,352
3/2/2013		7,352
	4,682	36,762
(3)(4) Michael J. Celebrezze
7/17/2009	166
3/2/2009		3,677
3/2/2010		3,676
3/2/2011		3,676
3/2/2012		3,676
3/2/2013		3,676
	166	18,381
(5) Stephen M. Jones
3/2/2009	3,677
3/21/11	1,676
3/2/2011	3,676
3/2/2012	3,676
3/2/2013	3,676
	18,381
(6) David L. Thomas
3/2/2009	4,333
3/2/2010	4,333
3/2/2011	4,333
3/2/2012	4,332
3/2/2013	4,332
	21,663

(7) Based on threshold awards under our Long Term Equity Incentive Plan.  No amounts were earned or paid under this plan for 2008 performance.  See "Compensation Discussion and Analysis."

The following table summarizes the value of the named executives’ stock options exercised or restricted awards vested during 2008.  We calculated the stock award value realized on vesting by multiplying the number of shares by the market value on the vesting date.

2008 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Steven C. Straus	_	_	_	_

Michael J. Celebrezze	_	_	167	828

David L. Thomas	_	_	_	_

Stephen M. Jones	_	_	_	_

Alan H. Buckey	7,650	50,720	_	_

James H. Brenner	_	_	_	_

Nonqualified Deferred Compensation

We offer a non-qualified deferred compensation plan.  Eligible participants include all surgeons, whether our employees or independent contractors or employees or independent contractors of professional corporations that are affiliated with us.  Eligible participants also include other employees of ours with annual base compensation for such year equal to or exceeding $120,000.  We have not provided any match to the participant deferral.  None of the named executive officers participated in the deferred compensation plan in 2008.

As of December 31, 2008, based on the recommendation of the participants and approval of the Board’s Compensation Committee, we terminated the non-qualified deferred compensation plan.  In accordance with the Plan, all disbursements will occur between the periods of 12 months and 24 months after termination of the Plan.

 Potential Post-Employment Payments

Chief Executive Officer

Under the terms of Mr. Straus’ employment agreement, as amended, if we terminate Mr. Straus’ employment without Cause (Cause is defined as a conviction of a felony involving theft or moral turpitude or willful failure to perform duties) or he terminates his employment for Good Reason (Good Reason is defined as a material reduction of title, authority, duties or responsibilities, relocation more than 35 miles from our headquarters in Cincinnati, Ohio, reduction of base salary or bonus percentage, material breach of our obligations, or removal from or failure to be elected to the board of directors), or his employment terminates upon the expiration of any two-year employment term as a result of our notice to him of non-renewal of the employment term or his employment terminates due to death or disability, he will be entitled to the following severance and benefits in addition to any then-accrued and unpaid compensation and benefits from us:  (i) continuation of base salary, payable monthly, for 24 months following termination, (ii) continuation of health, dental and vision benefits for 24 months with premiums charged to him at active employee rates, (iii) in the case of any such termination occurring after the sixth complete month of the fiscal year of termination, a bonus under the Executive Cash Bonus Plan for the year of termination in an amount based on actual performance for the year (provided all subjective individual performance measures will be deemed satisfied), pro-rated for the fraction of the year during which he was employed, and payable when annual bonuses are paid to other senior executives, (iv) all of his time-based Restricted Share Units will vest in full and all of his Performance Share Awards will vest pro rata (and treated as having been earned at a target level of performance if the performance period is not then completed) based on the ratio of the number of days employed from the date of grant to the number of days constituting the vesting period.  In the event of a Change of Control, all of his time-based Restricted Share Units will vest in full and all of his Performance Share Awards will be treated as earned at target (if the performance period is not then completed) and will vest in full.  Change of Control is defined as any “person” becoming the “beneficial owner,” directly or indirectly, of 20% or more of the total voting power of all of our voting securities then outstanding and the acquisition of such beneficial ownership was not pre-approved by at least a majority of our directors; at any date the individuals who constituted our Board at the beginning of the two-year period immediately preceding such date (together with any new directors whose election by our Board, or whose nomination for election by our stockholders, was approved by a vote of at least a majority of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute at least a majority of the directors then in office; or immediately after a transaction involving us, our voting shares outstanding immediately prior to such transaction do not represent more than 50% of the total voting power of our voting securities or surviving or acquiring entity or any parent thereof outstanding immediately after such transaction.  All of the foregoing payments are subject to downward adjustment to avoid the application of certain excise taxes.

In connection with his employment agreement, Mr. Straus also entered into a Confidentiality, Inventions and Non-competition Agreement with us that includes, among other provisions, an agreement not to compete with us in the United States or in foreign countries where we market our products or services for a period of one year after his termination of employment.

Other Named Executives

Effective June 26, 2008, we entered into agreements with each of Messrs. Thomas, Celebrezze, Jones and Brenner.  The principal terms of the agreements are as follows:

●
The executive’s employment will be for a one year term that will be automatically renewed for successive one year periods, unless either we or he provides written notice to the other party not to so renew at least 90 days prior to December 31 of each year.

●
The executive may terminate the Agreement if (A) we have breached any material provision of the agreement; (B) there is a material diminution in the executive’s authority, duties or responsibilities; (C) there is a change of more than 35 miles in the executive’s workplace; or (D) a successor or assign (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of our business and/or assets fails to assume all of our obligations under the Agreement; in each case after notice and failure to cure.  We may terminate the employment if (i) the executive has breached any material provision and within 30 days after notice thereof, the executive fails to cure such breach; or (ii) the executive at any time refuses or fails to perform, or misperforms, any of his obligations under or in connection with the Agreement in a manner of material importance to us and within 30 days after notice the executive fails to cure such action or inaction; or (iii) a court determines that the executive has committed a fraud or criminal act in connection with his employment that materially affects us.

●
If the executive’s employment is terminated by us for any reason other than pursuant to clauses (i) through (iii) above, or by the executive pursuant to clauses (A), (B), (C) or (D) above, or we give notice of non-renewal as described above, the executive shall be entitled to the following severance and benefits: (i) continuation of base salary and benefits for 12 months, (ii) in the case of any such termination occurring after the sixth complete month of the fiscal year of termination, a bonus under our Executive Cash Bonus Plan for the year of termination in an amount based on actual performance for the year (provided, all subjective individual performance measures will be deemed satisfied), pro-rated for the fraction of the year during which the Employee was employed, and payable when annual bonuses are paid to other senior executives, (iii) all of the executive’s Options and Time-Based Restricted Share Awards will vest in full, (iv) the executive will be issued shares under outstanding Performance-Based Restricted Share Awards based on the actual level of achievement of the performance criteria for the applicable performance period applicable to the Awards, pro-rated to reflect the number of days from the start of the applicable performance period to the date the executive ceases to be employed by us divided by the total number of days in the applicable performance period, any such shares to be issued to the executive at the same time as shares are issued to other senior executive officers; and (v) specified accrual obligations.

●
In the event of a Change in Control (as defined under our 2006 Stock Incentive Plan) all of the executive’s Options and Time-Based Restricted Share Awards will vest in full and all of the executive’s Performance-Based Restricted Share Awards will be treated as earned at target (if the performance period is not then completed) and the shares subject thereto will be issued to the executive within 10 days of such Change in Control.

●	Each executive entered into a one year Confidentiality, Inventions and Non-competition Agreement in connection with these agreements.

Upon the promotion of Michael J. Celebrezze as our Senior Vice President of Finance, Chief Financial Officer and Treasurer on December 1, 2008, we amended his agreement to reflect an increase of his base salary from $205,000 to $260,000.

Mr. Brenner’s offer letter also provided that if we were to terminate his employment for any reason other than cause, we would pay 12 months of base salary over a twelve-month period and would maintain his benefits, in exchange for continued adherence with Confidentiality, Inventions and Non-competition Agreements.  We terminated Mr. Brenner’s employment on July 31, 2008.  The actual payment to Mr. Brenner after his termination through December 31, 2008 was $106,250 in severance and $4,085 in health and welfare benefits.  He is entitled to receive $148,750 in severance and approximately $5,719 in health and welfare benefits through July 31, 2009

Upon his resignation, Mr. Buckey was not entitled to any post-employment compensation.

Other Arrangements

Our Stock Incentive Plans contain change of control provisions that provide that under certain conditions all unvested stock options and grants become fully vested immediately.

 The following table summarizes potential post-employment compensation to Messrs. Straus, Celebrezze, Thomas and Jones for any reason other than involuntary termination with cause (in which case no payments would be made) based on an assumption that a triggering event took place on December 31, 2008 and using the $4.11 per share closing price for the common stock on that date:

	Mr. Straus (1)	Mr. Celebrezze (2)	Mr. Thomas (2)	Mr. Jones (2)

Compensation
Severance	$760,000	$260,000	$275,000	$214,900
Non equity Incentive Plan Payments (3)	-	-	-	-
Time-Based Restricted Stock (4)	19,243	682	-	-
Performance-Based Restricted Stock (3)	-	-	-	-
Benefits and Perquisites	-	-	-	-
Health and Welfare Benefits	19,608	9,804	9,804	6,834
Total compensation	$798,851	$270,486	$284,804	$221,734

(1)	Mr. Straus has an employment agreement for two years of pay and health benefits.

(2)	Messrs. Celebrezze, Thomas and Jones have employment agreements for one year of pay and health benefits.

(3)	Assumes payment under incentive compensation plans for 2008 performance, which is not expected to occur.

(4)
Only one grant of time-based restricted stock shares is unvested for each of these individuals.  Their agreements call for immediate vesting of all unvested shares.  As of December 31, 2008, all options granted these executives had a strike price of $14.28, which was higher than the $4.11 market price.  Therefore, we have determined their values as of that date to be $0.

DIRECTOR COMPENSATION

Non-employee directors receive an annual fee of $40,000, paid one-half in cash and one-half in shares of unrestricted Common Stock. Payments are made quarterly in arrears, pro-rated from the time that an individual first becomes a director.  In addition, each non-employee director receives a Restricted Share Unit award having a value of $75,000, granted at the close of business on the date of our Annual Meeting of Stockholders and pro-rated based upon the date upon which an individual first became a director.  These Restricted Share Units vest over a two-year period, one half on the first anniversary of the date of issue and the remainder on the second anniversary of the date of issue, contingent on the individual remaining a non-employee director on those dates.  The chairman of the Audit Committee receives an annual cash payment of $10,000 and the Chairs of the Compensation Committee and Nominating and Governance Committee receive an annual cash payment of $5,000 each, payable quarterly. Finally, upon first becoming a non-employee Director, an individual receives a grant of 1,000 shares of Restricted Share Units which vests over a two-year period. In addition to the compensation to non-employee directors listed above, in 2008,  Mr. Woods received an annualized fee of $125,000 paid quarterly in cash for his board service as non-executive Chairman of the Board. At the recommendation of the Nominating and Governance Committee, the board of directors determined there would be no change to the compensation structure in 2009.

Steven C. Straus, who was a director during 2008, did not receive any additional compensation for serving on the board of directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Option Awards ($)	All Other Compensation ($)	Total ($)

E. Anthony Woods Chairman of the Board	$145,000	$98,323	$0	$0	$243,323

William F. Bahl	$25,000	$98,323	$0	$0	$123,323

John H. Gutfreund	$23,750	$98,323	$0	$0	$122,073

John C. Hassan	$30,000	$98,323	$0	$0	$128,323

(1)	Mr. Woods received compensation of $125,000 in cash during 2008 for his services as nonexecutive Chairman of the Board.

(2)	The equity compensation expense to be recorded in the 2008 financial statements for stock awards made to the directors during 2008 is shown in this column.

(3)	The grant date of fair value as measured by FAS 123(R) for awards made to directors in 2008 are as follows:

	3/31/2008	5/12/2008	6/30/2008	9/30/2008	12/31/2008
E. Anthony Woods	$5,000	$74,997	$4,999	$5,002	$5,002
William F. Bahl	$5,000	$74,997	$4,999	$5,002	$5,002
John H. Gutfreund	$5,000	$74,997	$4,999	$5,002	$5,002
John C. Hassan	$5,000	$74,997	$4,999	$5,002	$5,002

The aggregate number of stock awards and stock options outstanding at December 31, 2008 was:

	Stock Awards	Options	Total

E. Anthony Woods	8,722	33,713	42,435

William F. Bahl	8,722	28,857	37,579

John H. Gutfreund	8,722	2,344	11,066

John C. Hassan	8,722	9,376	18,098

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP
OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and notes set forth certain information with respect to the beneficial ownership of common stock, our only voting security, as of March 6, 2009, by (1) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each director and named executive officer, and (3) all directors and executive officers as a group, based upon 18,552,985 shares outstanding as of that date.

SEC rules provide that shares of common stock which an individual or group has a right to acquire within 60 days of March 6, 2009 are deemed to be outstanding for purposes of computing the percentage ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown on the table.

Name and Address of Beneficial Owner	Nature of Ownership (1)		Percent of Class
Stephen N. Joffe, Craig P.R. Joffe and Alan H. Buckey	2,115,320	(2)	11.4%
c/o Steven Wolosky, Esq.
Olshan Grundman Frome Rosenzweig & Wolosky LLP
Park Avenue Tower
Park East 55th Street
New York, NY 10022

Edwardo Baviera Sabater, Julio Baviera Sabater,	1,400,484	(3)	7.5%
Inversiones Telesan BV and Investment Ballo Holding BV
Paseo de la Castellano 20
P28046 Madrid, Spain

HWP Capital Partners II L.P.	1,303,882	(4)	7.0%
300 Cresent Court, Suite 1700
Dallas, TX 75201

Barclays Global Investors, NA	1,275,594	(5)	6.9%
400 Howard Street
San Francisco, CA 94105

Royce & Associates, LLC	1,261,066	(6)	6.8%
1414 Avenue of the Americas
New York, NY 10019

Janus Capital Management LLC	1,095,000	(7)	5.8%
Perkins Small Cap Value Fund
151 Detroit Street
Denver, CO 80206

E. Anthony Woods, Chairman of the Board	79,276	(8)	*

Steven C. Straus, Chief Executive Officer, Director	23,853	(9)	*

William H. Bahl, Director	50,923	(10)	*

John H. Gutfreund, Director	19,110	(11)	*

John C. Hassan, Director	31,911	(12)	*

Edgar F. Heizer III, Director	-		*

Michael J. Celebrezze, Senior Vice President of Finance,	9,261	(13)	*
Chief Financial Officer and Treasurer

David L. Thomas, Senior Vice President/Operations	5,333	(14)	*

Stephen M. Jones, Senior Vice President of Human Resources	3,677	(15)	*

All directors and executive officers as a group (9 persons)	223,344	(16)	1.2%

* Less than 1%

(1)
Except as otherwise noted, the persons named in the table have sole voting and dispositive powers with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)
This information is based on a Schedule 13D filed with the SEC on November 5, 2008, as amended, in which Messrs. S. Joffe, C. Joffe and Buckey reported having shared voting and dispositive powers over 2,115,320 shares of Common Stock.  According to this filing, Messrs. S. Joffe, C. Joffe and Buckey beneficially own 1,171,952, 865,468 and 77,900 shares, respectively, and Jason T. Mogel, Robert Probst, Robert H. Weisman and Edward J. VonderBrink do not directly own any shares.

(3)
This information is based on a Schedule 13D/A filed with the SEC on February 23, 2009.  According to this filing, Sr. Eduardo Baviera Sabaeter and Inversiiones Telesan BV each have sole voting and dispositive power over 765,786 shares of common stock and Sr. Julio Baviera Sabater and Investment Ballo Holding BV each have sole voting and dispositive power over 634,698 shares of Common Stock.

(4)
This information is based on a Schedule 13G/A filed with the SEC on December 22, 2006.  According to this filing, HWP Capital Partners, HWP II, L.P., HWII, LLC and Robert B. Haas have sole voting and dispositive power over these shares.

(5)
This information is based on a Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA and certain affiliates (“Barclays”).  According to this filing, Barclays has sole voting power over 1,054,889 shares of common stock and sole dispositive power over 1,275,594 shares of common stock.

(6)
This information is based on a Schedule 13G filed with the SEC by Royce & Associates LLC, a registered investment advisor, on January 26, 2009, in which it reported having sole voting and dispositive power over these shares.

(7)
This information is based on a Schedule 13G filed with the SEC on February 17, 2009 by Janus Capital Management LLC, a registered investment advisor, in which it reported having shared voting and dispositive power over 1,095,000 shares of common stock.  According to this filing, Janus Capital Management has a direct 78.4% ownership of Perkins Investment Management LLC, which reports having sole voting and dispositive power over 1,080,000 shares of common stock.

(8)	Includes for Mr. Woods 33,713 shares issuable upon the exercise of certain unexercised stock options.

(9)	Includes for Mr. Straus 7,353 shares issuable upon the exercise of stock optiosn that will best within 60 days.

(10)	Includes for Mr. Bahl 28,857 shares issuable upon the exercise of certain unexercised stock options.

(11)	Includes for Mr. Gutfreund 2,344 shares issuable upon the exercise of certain unexercisedstock options.

(12)	Includes for Mr. Hassan 9,376 shares issuable upon the exercise of certain unexercised stock options. Of the shares owned by Mr. Hassan, 13,626 are held in a margin account.

(13)	Includes for Mr. Celebrezze 3,677 shares issuable upon the exercise of stock options thatwill vest within 60 days.

(14)	Includes for Mr. Thomas 4,333 shares issuable upon the exercise of stock options thatwill vest within 60 days.

(15)	Includes for Mr. Jones 3,677 shares issuable upon the exercise of stock options that willvest within 60 days.

(16)	Includes 160,736 shares issuable upon the exercise of certain unexercised stock optionsheld by such persons and stock options that will vest within 60 days.

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	576,589	$19.13	1,475,857
Equity compensation plans not approved by security holders	-	-
Total	576,589	$19.13	1,475,857

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions

Related persons include our executive officers, directors, director nominees, 5% or more beneficial owners of our common stock and immediate family members of these persons. The Audit Committee is responsible for reviewing and approving or ratifying related person transactions that would require approval under the proxy rules or which would affect independence under our principles of corporate governance. If an Audit Committee member or his or her family member is involved in a related person transaction, the member will not participate in the approval or ratification of the transaction. In instances where it is not practicable or desirable to wait until the next meeting of the Audit Committee for review of a related person transaction, the Chair of the Audit Committee (or, if the Chair or his or her family member is involved in the related person transaction, any other member of the Audit Committee) has delegated authority to act between Audit Committee meetings for these purposes. A report of any action taken pursuant to delegated authority must be made at the next Audit Committee meeting.

For the Audit Committee to approve a related person transaction, it must be satisfied that it has been fully informed of the interests, relationships and actual or potential conflicts present in the transaction and must believe that the transaction is fair to us. The Audit Committee also must believe, if necessary, that we have developed a plan to manage any actual or potential conflicts of interest. The Audit Committee may ratify a related person transaction that did not receive pre-approval if it determines that there is a compelling business or legal reason for us to continue with the transaction, the transaction is fair to us and the failure to comply with the policy’s pre-approval requirements was not due to fraud or deceit.

During 2008, there were no transactions or series of transactions involving us and any of its executive officers, directors, holders of more than 5% of our common stock or any immediate family member of any of the foregoing persons that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Any situation that might be construed as disqualifying a director as “independent” will be brought to the attention of the Nominating and Governance Committee which will make a recommendation to the board of directors regarding the director’s continued service on board Committees.

Director Independence

The board of directors has affirmatively determined that Messrs. Bahl, Gutfreund, Hassan, Heizer and Woods are “independent” directors as defined in the Marketplace Rules of the NASDAQ Stock Market.  In making this determination, the board noted that Mr. Heizer had been a consultant to MSO Medical at the time when Mr. Straus was an officer of that company and determined that this relationship did not affect Mr. Heizer’s independence.

Item 14.  Principal Accountant Fees and Services.

Information on fees billed by Ernst & Young for services during 2008 and 2007 is provided below.

Audit Fees.   Audit fees totaled $469,447 and $431,965 in 2008 and 2007, respectively. Audit fees include fees associated with the annual audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. Audit fees also include fees associated with reviews of our quarterly reports on Forms 10-Q, the statutory audit requirement with respect to our captive insurance company, and reviews of registration statements.

Audit Related Fees.  We did not pay Ernst & Young any amounts in 2008 or 2007 for assurance or related services that are (1) reasonably related to the performance of the audit or review of our financial statements and (2) not reported under “Audit Fees” above.

Tax Fees.  We did not use Ernst & Young for any tax compliance, tax advice or tax planning services in 2008 or 2007.

All Other Fees.  Ernst & Young did not provide any products or perform any services for us in 2008 or 2007 other than the audit services described above.

Our Audit Committee pre-approved the services provided and the fees charged by Ernst & Young.

PART IV

Item 15.  Exhibits and Financial Statements Schedules.

(a)(1)	List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders' Investment for years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements

(a)(2)	List of Schedules

Schedule II Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts and Reserves

LCA-Vision Inc.
For the years ended December 31, 2008, 2007 and 2006
(in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$5,117	$5,355	$7,345	$3,127
Insurance reserve	8,493	1,432	436	9,489

Year ended Decemebr 31, 2007:
Allowance for doubtful accounts	$2,842	$7,675	$5,400	$5,117
Insurance reserves	6,163	2,662	332	8,493

Year ended December 31, 2006
Allowance for doubtful accounts	$3,145	$1,855	$2,158	$2,842
Insurance reserves	3,840	2,530	207	6,163

(a)(3)	List of Exhibits

Exhibit #	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)
*3(b)	Bylaws, as amended effective as of December 31, 2008 (Exhibit 3(b) to Current Report on Form 8-K filed January 6, 2009)
*3(c)
Certificate of designation of Series A Participating Preferred Stock, as filed with the Department of State of the State of Delaware on November 24, 2008 (Exhibit 3.1 to Current Report on Form 8-K filed November 24, 2008)

*4(a)	Rights Agreement dated November 24, 2008 between the Registrant and Computershare Trust Company, N.A. (Exhibit 4.1 to Current Report on Form 8-K filed November 24, 2008
*10(a)	Loan and Security Agreement between the Registrant and PNC Equipment Finance, LLC dated April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)
Executive Compensation Plans and Arrangements
*10(b)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)
*10(c)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement for Special Meeting of Stockholders, filed September 22, 1998)
*10(d)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement for 2001 Annual Meeting of Stockholders, filed on April 9, 2001)
*10(e)	Employment Agreement of Alan H. Buckey (Exhibit 10.2 to the Registration Statement No.333-109034 on Form S-3, filed September 23, 2003)
*10(f)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)
*10(g)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)
*10(h)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)
*10(i)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)
*10(j)	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)
*10(k)	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)
*10(l)	Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2006)
*10(m)	Letter Agreement between the Registrant and David L. Thomas (Exhibit 99.2 to Current Report on Form 8-K filed March 24, 2008)
*10(n)	Amendment to Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on From 8-K filed May 2, 2008)
*10(o)	Form of Indemnification Agreement between the Registrant and its directors (Exhibit 10.1 to Current Report on Form 10-K filed July 24, 2008)
*10(p)	Form of Agreement between the Registrant and certain of its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
24	Powers of Attorney (contained on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of March, 2009.

LCA-Vision Inc.

By:	/s/ Steven C. Straus
Steven C. Straus, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Steven C. Straus and Michael J. Celebrezze his true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2008, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 13th day of March, 2009.

/s/ Steven C. Straus	Chief Executive Officer
Steven C. Straus	(Principal Executive Officer)

/s/ Michael J. Celebrezze	Senior Vice President/Finance, Chief Financial Officer &
Michael J. Celebrezze	Treasurer
(Principal Financial and Accounting Officer)

/s/ E. Anthony Woods	Chairman of the Board
E. Anthony Woods

/s/ William F. Bahl	Director
William F. Bahl

/s/ John H. Gutfreund	Director
John H. Gutfreund

/s/ John C. Hassan	Director
John C. Hassan

/s/ Edgar F. Heizer III	Director
Edgar F. Heizer III