Form 10-Q
period 2009-03-31
LCA VISION INC
filed 2009-04-28
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form  10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.

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

Yes  ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                                No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,581,953 shares as of April 28, 2009.

LCA-Vision Inc.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$29,214	$23,648
Short-term investments	32,087	32,687
Patient receivables, net of allowance for doubtful accounts of $1,186 and $1,465	8,625	9,678
Other accounts receivable	3,842	2,515
Prepaid professional fees	776	911
Prepaid income taxes	7,558	8,957
Deferred tax assets	4,385	4,708
Prepaid expenses and other	5,371	5,299

Total current assets	91,858	88,403

Property and equipment	120,282	121,734
Accumulated depreciation and amortization	(73,039)	(70,235)
Property and equipment, net	47,243	51,499

Long-term investments	3,155	3,126
Accounts receivable, net of allowance for doubtful accounts of $1,394 and $1,662	2,237	2,645
Deferred compensation plan assets	2,071	2,196
Investment in unconsolidated businesses	396	377
Deferred tax assets	7,407	7,027
Other assets	1,942	2,209

Total assets	$156,309	$157,482

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$9,278	$8,169
Accrued liabilities and other	11,839	8,608
Deferred revenue	7,761	9,107
Debt obligations maturing in one year	6,171	6,985
Total current liabilities	35,049	32,869

Long-term rent obligations	2,557	1,820
Long-term debt obligations (less current portion)	13,081	14,120
Deferred compensation liability	2,071	2,196
Insurance reserve	9,656	9,489
Deferred revenue	12,290	14,003
Other liabilities	2,000	-

Stockholders' investment
Common stock ($0.001 par value; 25,207,465 and 25,199,734 shares and 18,581,953 and 18,552,985 shares issued and outstanding, respectively)	25	25
Contributed capital	173,668	174,206
Common stock in treasury, at cost (6,625,512 shares and 6,646,749 shares)	(114,668)	(114,632)
Retained earnings	20,671	23,515
Accumulated other comprehensive loss	(91)	(129)

Total stockholders' investment	79,605	82,985

Total liabilities and stockholders' investment	$156,309	$157,482

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share data)

	Three months ended March 31,
	2009	2008

Revenues - Laser refractive surgery	$47,921	$79,568

Operating costs and expenses
Medical professional and license fees	10,776	14,761
Direct costs of services	17,816	24,451
General and administrative expenses	4,418	5,191
Marketing and advertising	13,026	19,984
Depreciation	4,358	4,254
Consent revocation expenses	804	-
Restructuring expense	902	456

Operating (loss) income	(4,179)	10,471

Equity in earnings from unconsolidated businesses	27	56
Net investment (loss) income	(177)	736
Other income, net	2	18

(Loss) income before taxes on income	(4,327)	11,281

Income tax (benefit) expense	(1,483)	4,405

Net (loss) income	$(2,844)	$6,876

(Loss) income per common share
Basic	$(0.15)	$0.37
Diluted	$(0.15)	$0.37

Dividends declared per share	$-	$0.18

Weighted average shares outstanding
Basic	18,561	18,495
Diluted	18,561	18,587

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2009	2008

Cash flow from operating activities:
Net (loss) income	$(2,844)	$6,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,358	4,254
Provision for loss on doubtful accounts	1,175	2,080
Loss on investments	365	-
Restructuring expense	872	-
Deferred income taxes	(136)	980
Stock based compensation	(8)	(101)
Insurance reserve	167	1,305
Equity in earnings of unconsolidated affiliates	(27)	(56)
Changes in operating assets and liabilities:
Patient accounts receivable	286	(3,796)
Other accounts receivable	(1,327)	(1,039)
Prepaid income taxes	1,399	6,218
Prepaid expenses and other	(72)	(2,944)
Accounts payable	1,109	(2,003)
Deferred revenue, net of professional fees	(2,753)	(5,038)
Income taxes payable	11	2,827
Accrued liabilities and other	4,756	(674)

Net cash provided by operations	7,331	8,889

Cash flow from investing activities:
Purchases of property and equipment	(157)	(9,330)
Purchases of investment securities	(81,478)	(54,942)
Proceeds from sale of investment securities	81,841	67,287
Other, net	(82)	480

Net cash provided by investing activities	124	3,495

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(1,853)	(570)
Shares repurchased for treasury stock	(36)	(205)
Exercise of stock options	-	148
Dividends paid to stockholders	-	(3,335)

Net cash used in financing activities	(1,889)	(3,962)

Increase in cash and cash equivalents	5,566	8,422

Cash and cash equivalents at beginning of period	23,648	17,614

Cash and cash equivalents at end of period	$29,214	$26,036

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

About Our Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus® vision centers.  Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently use three suppliers for fixed-site excimer lasers:  Abbott Medical Optics (AMO), Alcon and Bausch & Lomb.  During the first three quarters of this year, we are migrating to two suppliers of excimer lasers:  AMO and Alcon.  Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.  Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

As of March 31, 2009, we had 75 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada. We operate in only one business segment.

Summary of Significant Accounting Policies

This filing includes condensed consolidated Balance Sheets as of March 31, 2009 and December 31, 2008; condensed consolidated Statements of Operations for the three months ended March 31, 2009 and 2008; and condensed consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008.  In the opinion of management, these condensed consolidated financial statements contain all adjustments (which consist of only normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods reported.  These financial statements and notes should be read together with the financial statements and notes in our annual report on Form 10-K for the fiscal year ended December 31, 2008.  Results of operations for the period ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009.

Consolidation and Basis of Presentation

We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (VIEs) and in all VIEs for which we are considered the primary beneficiary.  In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers in accordance with Emerging Issue Task Force (EITF) Issue No. 97-2, Application of FASB Statement 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Agreements.  We account for investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence by the equity method.  We have eliminated intercompany transactions and balances upon consolidation.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassification

We have reclassified certain prior-period amounts in the condensed consolidated Statement of Operations  and Condensed Consolidated Statement of Cash Flows to conform to current period presentation.  The reclassifications were not material to the consolidated financial statements.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Currently, we classify all securities as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in other comprehensive loss, a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  We include this amortization in the caption “net investment (loss) income” within the condensed consolidated Statement of Operations.  We also include in net investment (loss) income realized gains and losses and declines in value judged to be other than temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment (loss) income.

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying condensed consolidated Balance Sheets at March 31, 2009 and December 31, 2008.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	As of March 31,	As of December 31,
	2009	2008
Short-term investments:
Corporate obligations	$21,266	$20,971
U.S. governmental notes and agencies	1,299	1,400
Municipal securities	7,956	7,982
Equities	1,566	1,784
Auction rate municipal debt	-	550
Total short-term investments	32,087	32,687

Long-term investments:
Auction rate municipal debt	1,349	1,357
Auction rate preferred securities	1,088	1,093
Auction rate securities - credit default swaps	718	676
Total long-term investments	3,155	3,126

Total investments	$35,242	$35,813

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designed as available-for-sale (dollars in thousands):

	As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$21,266	$-	$-	$21,266
U. S. government notes and agencies	1,299	-	-	1,299
Municipal securities	7,842	114	-	7,956
Equities	1,448	118	-	1,566
Auction rate municipal securities	1,333	16	-	1,349
Auction rate preferred securities	1,088	-	-	1,088
Auction rate securities - credit default swaps	676	42	-	718
Total Investments	$34,952	$290	$-	$35,242

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,971	$-	$-	$20,971
U. S. government notes and agencies	1,400	-	-	1,400
Municipal securities	7,885	97	-	7,982
Equities	1,784	-	-	1,784
Auction rate municipal securities	1,907	-	-	1,907
Auction rate preferred securities	1,093	-	-	1,093
Auction rate securities - credit default swaps	676	-	-	676
Total Investments	$35,716	$97	$-	$35,813

We had no realized gains or losses on the sale of marketable securities for the three months ended March 31, 2009.  We recognized $29,000 and $336,000, before tax, in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during the three months ended March 31, 2009.

The net carrying value and estimated fair value of debt securities and equity investments at March 31, 2009 by contractual maturity are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$25,068	$25,077
Due after one year through three years	5,339	5,444
Due after three years	3,097	3,155
Total debt securities	33,504	33,676
Equities	1,448	1,566
Total investments	$34,952	$35,242

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Auction Rate Securities
At March 31, 2009 and December 31, 2008, we held $5,075,000 and $5,625,000 par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to its contractual terms. Maturity dates for our auction rate securities range from 2017 to 2036.  We redeemed an auction rate municipal security at par value of $550,000 in January 2009.

At March 31, 2009, there was insufficient observable auction rate market information available to determine the fair value of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the six auction rate securities held within our investment portfolio at March 31, 2009, with a combined par value of $2,250,000, were designed to serve as vehicles for credit default swaps. The recent disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap markets, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, we recognized an other-than-temporary impairment of $1,575,000 for these two auction rate security investments within the Consolidated Statement of Operations in 2008 to record the investments at fair value and establish a new combined cost basis of $676,000 at December 31, 2008. As of March 31, 2009,  the fair value of these two instruments was $718,000, resulting in a net unrealized gain of $26,000, net of tax, recorded in other comprehensive loss.  The increase in fair value at March 31, 2009, as compared to December 31, 2008, was attributable primarily to slightly increased LIBOR forward rates relative to longer-term Treasury yields.

We reported four of the six auction rate securities held within our investment portfolio at March 31, 2009, consisting of municipal bonds and preferred securities with a combined par value of $2,825,000, at a combined fair value of $2,437,000 at March 31, 2009, and $2,450,000 at December 31, 2008.  Based primarily on the period of time and the extent of the impairment, we recorded an other-than-temporary impairment of $375,000 in the Consolidated Statement of Operations in the fourth quarter of 2008 related to these instruments.  For the period ended March 31, 2009, we recorded an additional other-than-temporary impairment of $29,000, before tax, in the condensed consolidated Statement of Operations on certain of these securities with a combined fair value of $2,012,000.   The remaining instrument with a fair value of $425,000 increased in fair value as compared to December 31, 2008, with an unrealized gain of $10,000, net of tax, reported in other comprehensive loss at March 31, 2009.

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to March 31, 2009, as long-term. At March 31, 2009, the fair value and par value of our long-term auction rate instruments were $3,155,000 and $5,075,000, respectively.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

On April 9, 2009, the Financial Accounting Standards Board (FASB) released FASB Staff Position (FSP) FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). FSP FAS 115-2 was issued contemporaneously with FSP FAS 157- 4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4) and FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 115-2 provides new guidance on the recognition and presentation of an other-than-temporary impairment of debt securities, such as our auction rate investment instruments.  FSP 157-4 provides a revised example to illustrate key considerations when applying the principles in FASB Statement No. 157, Fair Value Measurements (FAS 157), in estimating fair value in non-active markets when there has been a significant decrease in the volume and level of activity for the asset.  Finally, FSP 157-4, FSP FAS 107-1 and APB 28-1 require additional disclosures about fair value measurements in annual and interim reporting periods.  These standards become effective for us on April 1, 2009, as we have not elected early adoption.  We are currently in the process of determining the effect, if any, the adoption of these standards will have on our consolidated financial statements.

Fair Values of Financial Instruments

Effective January 1, 2009, we fully adopted FAS 157 as it relates to both financial and nonfinancial assets and liabilities.  Prior to January 1, 2009, and in accordance with FAS Board Staff Position No. 157-2, FAS 157 only applied to our financial assets and financial liabilities.

FAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, FAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of March 31, 2009 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Available-for-sale securities	$1,566	$30,521	$3,155	$35,242
Deferred compensation assets	2,071	-	-	2,071
Total	$3,637	$30,521	$3,155	$37,313

Liabilities:
Deferred compensation liabilities	$2,071	$-	$-	$2,071

We base the fair values of some investment securities included within our investment portfolio on quoted market prices from various stock and bond exchanges.  We classify certain of our debt securities at fair value utilizing Level 2 inputs.  For these securities, we measure fair value using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  We classify the fair values of our auction rate instruments in Level 3 because they are valued using a trinomial discount model (see Investments).  We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  We value the investment assets of the rabbi trust using quoted market prices.  The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices.  We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)

Balance as of December 31, 2008	$3,126
Assets acquired	-
Assets sold	-
Transfers in (out) of Level 3	-
Gains included in other comprehensive loss	58
Losses included in earnings	(29)
Balance as of March 31, 2009	$3,155

Allowance for Doubtful Accounts

We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing.  The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs; the remainder of the fee is generally deducted automatically from the patient’s checking account over a period of 12 to 36 months.  We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program.  Each month, we review the allowance and adjust it based upon our experience with patient financing.  We charge off receivables against the allowance for doubtful accounts when it is probable a receivable will not be recovered.  Our policy is to reserve for all receivables that remain open past the financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates, recent default activity and the current credit environment.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Accrued Enhancement Expense

Since June 15, 2007, we include participation in our Satisfaction Program (acuity program) in the base surgical price for substantially all of our patients. Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure.  We account for the acuity program as a warranty obligation under the provisions of FASB Statement No. 5, Accounting for Contingencies (FAS 5). Accordingly, we accrue as a liability the costs expected to be incurred to satisfy the obligation as a direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues

Prior to June 15, 2007, we separately priced our acuity programs, which included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. Applicable accounting rules require 100% of revenues from the sale of an extended acuity program to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis. We have sufficient experience to support recognition on other than a straight-line basis. Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred. For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan began after the expiration of the one-year acuity plan included in the base price. Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date. For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans and are recognizing them in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options. For substantially all patients, we now include participation in the acuity program in the base surgical price. We have not deferred any warranty-related revenue for procedures performed since that date, and we will not make any additions to the deferral account in the future.  We are recognizing revenue previously deferred from the sale of the separately priced acuity programs over a seven-year period, our current estimate of the period over which costs to provide the enhancement services will be incurred.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Insurance Reserve

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of March 31, 2009 and December 31, 2008, we maintained insurance reserves of $9,656,000 and $9,489,000, respectively, which represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported.   Our actuaries determine loss reserves  by comparing our historical claim experience to comparable insurance industry experience.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of $1,487,000.

Income Taxes

The following table summarizes the components of the income tax (benefit) provision for the three-month periods ended March 31, 2009 and 2008 (dollars in thousands):

	March 31,
	2009	2008
Federal income tax (benefit) expense	$(1,258)	$3,685
State income tax (benefit) expense, net of federal benefit	(225)	720
Income tax (benefit) expense	$(1,483)	$4,405

Effective income tax rate	34.3%	39.0%

The decrease in the effective income tax rate is attributable principally to the non-deductibility of the loss on investments recorded in the three-month period ended March 31, 2009.

During the three months ended March 31, 2009, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits was approximately $441,000 at each of March 31, 2009 and December 31, 2008.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  However, we do not believe that any anticipated change will be material to the condensed consolidated financial statements.

Per Share Data

Basic per share data is income applicable to common shares divided by the weighted average number of common shares outstanding. We calculate diluted per share data by dividing income applicable to common shares by the weighted average number of common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of basic and diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Basic (Loss) Earnings
Net (loss) income	$(2,844)	$6,876
Weighted average shares outstanding	18,561	18,495
Basic (loss) earnings per share	$(0.15)	$0.37

Diluted (Loss) Earnings
Net (loss) income	$(2,844)	$6,876
Weighted average shares outstanding	18,561	18,495
Effect of dilutive securities
Stock options	-	70
Restricted stock	-	22
Weighted average common shares and potential dilutive shares	18,561	18,587
Diluted (loss) earnings per share	$(0.15)	$0.37

For the three-month periods ended March 31, 2009 and 2008, we excluded 470,227 and 436,748 shares related to stock options, respectively, and 70,526 and 63,968 restricted stock awards, respectively, from the computation of our diluted earnings per share because the effect of these share-based awards was anti-dilutive.

Revenue Recognition

We recognize revenues as services are performed and pervasive evidence of an arrangement for payment exists.  Additionally, we recognize revenue when the price is fixed and determinable and collectibility is reasonably assured.  We deferred revenues associated with separately priced acuity programs and  are recognizing it over the period in which future costs of performing the post-surgical enhancement procedures are expected to be incurred as we have sufficient experience to support that costs associated with future enhancements will be incurred on other than a straight-line basis.  We report all revenues net of tax assessed by applicable governmental authorities.

Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation.  We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of our pre-tax stock-based compensation (income) expense, net of forfeitures, and associated income tax effect were as follows for the three months ended March 31:

	2009	2008
Stock options	$141,000	$(94,000)
Restricted stock	(150,000)	(7,000)
	(9,000)	(101,000)
Income tax effect	(11,000)	10,000
	$2,000	$(111,000)

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Restructuring Activities

In December 2008, we closed our Tulsa, Oklahoma and Little Rock, Arkansas vision centers based on a number of factors that included current financial performance, an evaluation of the anticipated timing of improvement in procedure volume and the extent of the expected improvement, as well as the costs associated with closing the centers.  As a result of changes in the estimated costs associated with the termination of related contractual commitments, we recognized an additional $902,000 in restructuring expenses for the three month period ended March 31, 2009.

Consent Revocation Expenses

For the three months ended March 31, 2009, we incurred $804,000 in expenses related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

Debt

Long-term debt obligations consist of (dollars in thousands):
	Amount Outstanding
	March 31, 2009	December 31, 2008
Capitalized lease obligations	$3,239	$4,213
Bank loan	16,013	16,892
Total long-term debt obligations	$19,252	$21,105
Debt obligations maturing in one year	(6,171)	(6,985)
Long-term obligations (less current portion)	$13,081	$14,120

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

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

Comprehensive (Loss) Income

The components of accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2009	2008
Unrealized investment gain, net of tax of $116 and $43	$174	$54
Foreign currency translation adjustment	(265)	(183)
Accumulated other comprehensive loss	$(91)	$(129)

The components of comprehensive income (loss) consisted of the following for the three months ended:

	March 31,	March 31,
	2009	2008
Net (loss) income	$(2,844)	$6,876
Unrealied investment gain (loss), net of tax of $80 and ($283)	120	(425)
Foreign currency translation	(82)	(30)
Comprehensive (loss) income	$(2,806)	$6,421

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments and Contingencies

On September 13, 2007, October 1, 2007, and November 8, 2007, three putative class action complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board, Spencer and Jean Lin and Diane B. Callahan, respectively, in the United States District Court for the Southern District of Ohio (Western Division).  These actions were consolidated into one action, and a consolidated complaint was filed on April 19, 2008.  In that complaint, the lead plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007.  It alleges that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, the defendants filed a motion to dismiss the consolidated complaint.  On March 25, 2009, the Court dismissed all claims asserted in the consolidated complaint, with prejudice. On April 18, 2009, the lead plaintiff filed a motion to reconsider the court’s dismissal of all of its claims, specifically requesting leave to file an amended complaint. We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

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

Our business results in medical malpractice lawsuits.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.   Since the inception of the captive insurance company in 2002, total claim and expense payments of $1,487,000 have been disbursed.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on information available to us as of the date hereof. Actual results could differ materially from those stated or implied in our forward-looking statements due to risks and uncertainties associated with our business, including, without limitation, those concerning economic, political and sociological conditions; the acceptance rate of new technology, and our ability to successfully implement new technology on a national basis; market acceptance of our services; the successful execution of marketing strategies to cost effectively drive patients to our vision centers; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; operational and management instability; legal or regulatory action against us or others in the laser vision correction industry; our ability to profitably operate vision centers and retain qualified personnel during periods of lower procedure volumes; the relatively high fixed cost structure of our business; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically; and the future value of revenues financed by us and our ability to collect on such financings, which will depend on a number of factors including the worsening consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends. Except to the extent required under the federal securities laws and the rules and regulations promulgated by the Securities and Exchange Commission, we assume no obligation to update the information included in this report, whether as a result of new information, future events or circumstances, or otherwise. In addition to the information given herein, please refer to “Item 1A.  Risk Factors” in this report and our annual report on Form 10-K for the fiscal year ended December 31, 2008, for a discussion of important factors that could affect our results.

The following discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and the accompanying Notes included in this Quarterly Report.

Overview

We are a provider of laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.

We derive all of our revenues from the delivery of laser correction services performed in our U.S. vision centers.  Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels.

•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals.

•	The availability of patient financing.

•	The level of consumer acceptance of laser vision correction.

•	The effect of competition and discounting practices in our industry.

Other factors that may impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced extended warranties.

•	Our mix of procedures among the different types of laser technology.

Our operating costs and expenses include:

•
Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers.

•
Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges for third-party patient financing and other costs related to revenues.

•	General and administrative costs, including headquarters and call center staff expense and other overhead costs.

•	Marketing and advertising costs.

•	Depreciation of equipment.

Because our revenues are a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage.  As a result, our level of procedure volume can have a significant impact on our level of profitability.  The following table details the number of laser vision correction procedures performed at our consolidated vision centers.

	2009	2008
First Quarter	27,859	44,159
Second Quarter		30,086
Third Quarter		21,484
Fourth Quarter		19,424
Year	27,859	115,153

Our procedure volume has been severely affected by the deepening credit crisis, depressed housing prices and general economic slowdown in North America, resulting in a decline in consumer confidence levels and the deferral of high-end discretionary expenditures by many consumers.  We anticipate these conditions will continue throughout 2009 and beyond and that industry procedure volume will continue to decline, which we expect will negatively affect our revenues.

We offer our patients acuity programs.  Prior to June 15, 2007, we priced these programs separately.  We offered a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan.  We have deferred the revenues from the sale of these programs and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan began after the expiration of the one-year acuity plan included in the base price and we are recognizing revenues associated with the sale of the lifetime acuity plan beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans and are recognized them in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options.  For substantially all patients, we now include participation in our acuity programs in the base surgical price.  Under this pricing model, we have not deferred any warranty-related revenue for procedures performed after June 15, 2007.  We are recognizing revenue previously deferred from the sale of the separately priced acuity programs over a seven-year period, our current estimate of the period over which costs of performing the enhancement procedures will be incurred.

We will not make any additions to the deferral account in the future.  The following table provides an estimate of the run-off of the balance in future periods based upon historical enhancement rates.  These rates are reviewed quarterly and the amortization will be modified as needed (dollars in thousands).

	Lifetime if Base Price Includes the One-Year Acuity Plan	Lifetime if Base Price Does Not Include an Acuity Plan	Total
Balance as of March 31, 2009	$17,104	$2,947	$20,051

Estimated amortization:
2009 Q2	$1,972	$322	$2,294
2009 Q3	1,659	268	1,927
2009 Q4	1,572	255	1,827
2010	5,266	883	6,149
2011	3,713	663	4,376
2012	2,119	397	2,516
2013	727	144	871
2014	76	15	91

In addition to the deferral of revenues, we also have deferred a portion of our costs of service related to professional fees paid to the attending surgeon when a procedure is performed.  These costs total 10% of the revenue.  The physician receives no incremental fee for an enhancement procedure.  Accordingly, a portion of the professional fee paid to the physician relates to the future enhancement procedures to be performed and qualifies for deferral as a direct and incremental cost of the warranty contract.  We use the same historical experience to amortize deferred professional fees that we use to amortize deferred revenue.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Revenues
In the first quarter of 2009, revenues decreased by $31,647,000, or 39.8%, to $47,921,000 from $79,568,000 in the first quarter of 2008.  Procedure volume decreased 36.9% to 27,859 from 44,159 in the first quarter of 2008.  For vision centers open at least 12 months, procedure volume decreased by approximately 38.0% in the first quarter of 2009 to 26,940, as compared to 43,438 in the first quarter of 2008.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(27,304)
Impact from decrease in average selling price, before revenue deferral	(1,804)
Change in deferred revenue	(2,539)
Decrease in revenues	$(31,647)

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, decreased 4.5% to $1,720 in the first quarter of 2009 from $1,802 in the first quarter of 2008.

We have seen a decline in both appointment show rates and treatment show rates.  Patient activity in regards to inquiries is also down. We believe this is due to the current economic uncertainty and other macroeconomic factors.

Medical professional and license fees
Medical professional and license fees in the first quarter of 2009 decreased by $3,985,000, or 27.0%, from the first quarter of 2008.  This decrease was due primarily to lower physician fees and license fees associated with lower revenues.  The amortization of the deferred medical professional fees attributable to prior years was $306,000 in the first quarter of 2009 and $560,000 in the first quarter of 2008.  Comparing the first quarter of 2009 to the first quarter of 2008, we have experienced a significant increase in IntraLase usage, which has increased our license fee expense.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers and bad debt expense.  Direct costs of services in the first quarter of 2009 decreased by $6,635,000, or 27.1%, from the first quarter of 2008.  This decrease was principally the result of lower costs for salaries and fringe benefits, professional liability insurance, bad debt, surgical supplies and financing fees due to lower procedure volumes and workforce reductions.

General and administrative
General and administrative expenses in the first quarter of 2009 decreased by $773,000, or 14.9%, from the first quarter of 2008.  This was due primarily to a decrease in salaries and fringe benefits and professional services, partially offset by an increase in rent/utilities and travel and entertainment related to regional marketing planning sessions.  The decrease in salaries and fringe benefits was principally the result of lower procedure volumes and related workforce reductions.

Marketing and advertising expenses
Marketing and advertising expenses in the first quarter of 2009 decreased by $6,958,000, or 34.8%, from the first quarter of 2008.  These expenses were 27.2% of revenues in the first quarter of 2009 compared to 25.1% during the first quarter of 2008.  Due largely to declining consumer confidence that resulted in deteriorating returns on some marketing initiatives, we reduced marketing spending levels significantly in the first quarter of 2009.  We made this decrease to align our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and in the fourth quarter of 2008 we consolidated our media programs under a single, proven lead agency that now manages our marketing programs and vendors.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Consent revocation expense
In the first quarter of 2009, we incurred $804,000 in expenses related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

Restructuring Expense
As a result of the closing of the Tulsa, Oklahoma and Little Rock, Arkansas centers, we incurred $902,000 in costs related to contract terminations.

The following table summarizes changes in the Restructuring Reserve (dollars in thousands):

Balance at December 31, 2008	$1,292
Rent accrual	902
Rent paid	(138)
Write-off fixed assets	(804)
Balance at March 31, 2009	$1,252

Non-operating income and expenses
Net investment income in the first quarter of 2009 decreased $913,000, or 124.0%, due to a decrease in investment income of $381,000, a $365,000 other-than-temporary impairment of our auction rate securities and equity investments, and a decrease of $167,000 in patient financing income.

Income taxes
The following table summarizes the components of the income tax provision for the first quarters of 2009 and 2008 (dollars in thousands):

	March 31,
	2009	2008
Federal income tax (benefit) expense	$(1,258)	$3,685
State income tax (benefit) expense, net of federal benefit	(225)	720
Income tax (benefit) expense	$(1,483)	$4,405

Effective income tax rate	34.3%	39.0%

The decrease in the effective income tax rate is attributable principally to the non-deductibility of the loss on investments recorded in the three-month period ended March 31, 2009.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands).

	Period Ending March 31,
	2009	2008
Cash provided (used) by:
Operating activities	$7,331	$8,889
Investing activities	124	3,495
Financing activities	(1,889)	(3,962)
Net increase in cash and cash equivalents	$5,566	$8,422

Cash flows generated from operating activities, a major source of our liquidity, amounted to $7,331,000 and $8,889,000 for the quarter ended March 31, 2009 and 2008, respectively.  The decrease in cash flow generated from operating activities during 2009 reflects primarily lower earnings on reduced procedure volumes.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we reduced headcount in the vision centers, national call center and corporate offices during 2008, reduced marketing expense significantly, and are reducing costs in all other discretionary areas.  We also are managing closely working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Accounts payable increased $1,109,000 in 2009, as a result of timing of payment processing. At March 31, 2009, working capital (excluding debt due within one year) amounted to $62,980,000 compared to $62,519,000 at December 31, 2008.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 199.5% of current liabilities, compared to 200.8% at December 31, 2008.

Our cash conservation measures also impacted cash flows from investing and financing activities.  Capital expenditures are lower in 2009 as there have been no new center openings or center relocations.  In addition, during the third quarter of 2008 our Board of Directors suspended payment of a quarterly dividend.  The Board of Directors will review the decision to pay a dividend quarterly.   We  paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  At closing, we drew $19,184,000 on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We typically have financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction freed up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $16,013,000 at March 31, 2009. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.

At March 31, 2009 and December 31, 2008, we held $5,075,000 and $5,625,000, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Because these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2017 to 2036. Since these auctions first failed in early 2008, $15.9 million of the related securities have been redeemed at par by their issuers.  See notes to condensed consolidated financial statements for further information regarding our auction rate security investments.

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

We have not opened any new vision centers in 2009.  Capital expenditures through March 31, 2009 were $157,000.

We continue to offer our own sponsored patient financing. As of March 31, 2009, we had $10,862,000 in patient receivables, net of allowance for doubtful accounts, which was a decrease of $1,461,000, or 11.9%, since December 31, 2008.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.

We have repositioned the company to be cash-flow positive at 2008 procedure volume levels.  We believe that our current cash and investment resources provide us with significant staying power should the current recession be prolonged.  For example, we believe that current cash and investment resources are sufficient to fund operations for more than three years even if annual procedure volumes decline 22% from 2008 levels to 90,000 procedures annually.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The carrying values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of the short maturity of these instruments.

We record short-term investments at fair value.  Due to the short-term nature of the investments in corporate bonds, municipal and U.S. Government bonds, we believe there is little risk to the valuation of these debt securities.  The investments in equity securities carry more market risk.

Long-term investments include auction rate securities that are currently failing auction.  These investments are recorded at fair value using a trinomial discount model.  We are divesting all auction rate securities as the market allows.  Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer.  There can be no assurance, however, that the issuers of the auction rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed as of March 31, 2009. Based on this evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of the company’s internal control over financial reporting was performed as of March 31, 2009.  Based on this evaluation, management concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1. Legal Proceedings

On September 13, 2007, October 1, 2007, and November 8, 2007, three putative class action complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board, Spencer and Jean Lin and Diane B. Callahan, respectively, in the United States District Court for the Southern District of Ohio (Western Division).  These actions were consolidated into one action, and a consolidated complaint was filed on April 19, 2008.  In that complaint, the lead plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007.  It alleges that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, the defendants filed a motion to dismiss the consolidated complaint.  On March 25, 2009, the Court dismissed all claims asserted in the consolidated complaint, with prejudice. On April 18, 2009, the lead plaintiff filed a motion to reconsider the court’s dismissal of all of its claims, specifically requesting leave to file an amended complaint.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

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

Our business results in medical malpractice lawsuits.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.   Since the inception of the captive insurance company in 2002, it has disbursed total claim and expense payments of $1,487,000.

In addition to the above, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A.  Risk Factors

The FDA’s advisory board on ophthalmic devises is currently reviewing concerns about post-Lasik quality of life matters and the advisory board may propose a major new study on Lasik outcomes.   The outcome of this review could potentially impact negatively the acceptance of Lasik.  In addition to the risk factors discussed in our Form 10-K, the acceptance rate of IntraLase technology and our ability to successfully implement the IntraLase technology on a national basis create additional risk.

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

LCA-VISION INC.

Date: April 28, 2009	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: April 28, 2009	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Financial Officer