Form 10-Q
period 2009-06-30
LCA VISION INC
filed 2009-07-28
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form  10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT  OF 1934.
For the quarterly period ended June 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,603,990 shares as of July 22, 2009

LCA-Vision Inc.
TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$31,267	$23,648
Short-term investments	32,744	32,687
Patient receivables, net of allowance for doubtful accounts of $1,397 and $1,465	7,295	9,678
Other accounts receivable	2,102	2,515
Prepaid professional fees	705	911
Prepaid income taxes	5,863	8,957
Deferred tax assets	3,177	4,708
Deferred compensation plan assets	2,427	-
Prepaid expenses and other	5,475	5,299

Total current assets	91,055	88,403

Property and equipment	92,990	121,734
Accumulated depreciation and amortization	(55,851)	(70,235)
Property and equipment, net	37,139	51,499

Long-term investments	3,108	3,126
Accounts receivables, net of allowance for doubtful accounts of $1,107 and $1,662	1,677	2,645
Deferred compensation plan assets	-	2,196
Deferred tax assets	8,516	7,027
Other assets	5,715	2,586

Total assets	$147,210	$157,482

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$8,315	$8,169
Accrued liabilities and other	11,872	8,608
Deferred revenue	7,049	9,107
Deferred compensation liability	2,427	-
Debt and capital lease obligations maturing in one year	4,267	6,985
Total current liabilities	33,930	32,869

Long-term rent obligations	1,972	1,820
Long-term debt and capital lease obligations (less current portion)	11,601	14,120
Deferred compensation liability	-	2,196
Insurance reserve	9,914	9,489
Deferred license fee	5,109	-
Deferred revenue	10,708	14,003

Stockholders' investment
Common stock ($0.001 par value; 25,229,336 and 25,199,734 shares and 18,603,824 and 18,552,985 shares issued and outstanding, respectively)	25	25
Contributed capital	174,281	174,206
Common stock in treasury, at cost (6,625,512 shares and 6,646,749 shares)	(114,668)	(114,632)
Retained earnings	13,784	23,515
Accumulated other comprehensive income (loss)	554	(129)

Total stockholders' investment	73,976	82,985

Total liabilities and stockholders' investment	$147,210	$157,482

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues - Laser refractive surgery	$31,681	$54,181	$79,602	$133,750

Operating costs and expenses
Medical professional and license fees	6,987	11,260	17,762	26,022
Direct costs of services	17,269	20,045	35,085	44,496
General and administrative	4,452	5,671	8,869	10,862
Marketing and advertising	9,485	15,466	22,511	35,449
Depreciation	3,768	4,612	8,127	8,867
Consent revocation charges	-	-	804	-
Restructuring and impairment charges	1,554	77	2,455	533

Operating (loss) income	(11,834)	(2,950)	(16,011)	7,521

Equity in earnings from unconsolidated businesses	48	265	75	321
Net investment income	633	831	455	1,566
Other income, net	20	-	22	18

(Loss) income before income taxes	(11,133)	(1,854)	(15,459)	9,426

Income tax (benefit) expense	(4,246)	(1,281)	(5,728)	3,123

Net (loss) income	$(6,887)	$(573)	$(9,731)	$6,303

(Loss) earnings per common share
Basic	$(0.37)	$(0.03)	$(0.52)	$0.34
Diluted	$(0.37)	$(0.03)	$(0.52)	$0.34

Dividends declared per share	$-	$0.06	$-	$0.24

Weighted average shares outstanding
Basic	18,590	18,525	18,576	18,510
Diluted	18,590	18,525	18,576	18,570

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flow from operating activities
Net (loss) income	$(9,731)	$6,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,127	8,867
Provision for loss on doubtful accounts	1,957	3,325
Loss on investments	365	-
Non cash restructuring charges	1,877	-
Deferred income taxes	(265)	1,686
Stock based compensation	568	612
Insurance reserve	425	1,070
Equity in earnings of unconsolidated affiliates	(75)	(321)
Changes in operating assets and liabilities
Patient receivables	1,394	(3,492)
Other accounts receivable	413	999
Prepaid income taxes	3,094	4,736
Prepaid expenses and other	880	80
Accounts payable	146	(6,821)
Deferred revenue, net of professional fees	(4,818)	(9,491)
Accrued liabilities and other	8,165	(1,796)

Net cash provided by operations	$12,522	$5,757

Cash flow from investing activities
Purchases of property and equipment	(178)	(12,590)
Purchases of investment securities	(153,617)	(171,849)
Proceeds from sale of investment securities	153,900	170,910
Other, net	263	787

Net cash provided by (used in) investing activities	$368	$(12,742)

Cash flow from financing activities
Principal payments of debt and capital lease obligations and loan	(5,237)	(2,367)
Proceeds from debt	-	19,184
Shares repurchased for treasury stock	(36)	(205)
Exercise of stock options	2	147
Dividends paid to stockholders	-	(4,447)

Net cash (used in) provided by financing activities	(5,271)	12,312

Increase in cash and cash equivalents	7,619	5,327

Cash and cash equivalents at beginning of period	23,648	17,614

Cash and cash equivalents at end of period	$31,267	$22,941

The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Description of Business and Accounting Policies

Description of Business
The following represents a summary of the business and accounting policies of LCA-Vision Inc.  A more detailed presentation can be found in our 2008 Annual Report on Form 10-K.

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers.  Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently use three suppliers for fixed-site excimer lasers:  Abbott Medical Optics (AMO), Alcon and Bausch & Lomb.  During the first three quarters of this year, we are migrating to two suppliers of excimer lasers:  AMO and Alcon.  Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.  Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

As of June 30, 2009, we had 71 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.  During the quarter ended June 30, 2009, we closed four vision centers.  We operate in only one business segment.

Basis of Presentation
Our Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for each period presented.

The adjustments referred to above are of a normal and recurring nature.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.

The Condensed Consolidated Balance Sheet as of December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U. S. generally accepted accounting principles.  These Condensed Consolidated Financial Statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2009.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassifications
We have reclassified certain prior-period amounts in the Condensed Consolidated Financial Statements to conform to current period presentation.  The reclassifications were not material to the consolidated financial statements.

Subsequent Events
Effective this quarter, we implemented Statement of Financial Accounting Standards (SFAS) No. 165 (SFAS 165), Subsequent Events.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The adoption of SFAS 165 did not impact our financial position or results of operations.  We evaluated all events or transactions that occurred after June 30, 2009 through July 28, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable or nonrecognizable subsequent events.

2.  Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Currently, we classify all securities as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss, a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  We include this amortization in the caption “Net investment income” within the Condensed Consolidated Statement of Operations.  We also include in net investment income realized gains and losses and declines in value determined to be other than temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment income.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-then-Temporary Impairments, or FSP FAS 115-2, which amended the other-than-temporary impairment model for debt securities.  The impairment model for equity securities was not affected.  Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, only the amount associated with the credit loss is recognized in income.  The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss).  The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

We adopted the provisions of FSP FAS 115-2 on April 1, 2009.  The adoption of the FSP did not have a material impact on our financial position or results of operations.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Short-term investments:
Corporate obligations	$22,975	$20,971
U.S. governmental notes and agencies	1,127	1,400
Municipal securities	6,482	7,982
Equities	1,902	1,784
Auction rate municipal debt	258	550
Total short-term investments	32,744	32,687

Long-term investments:
Auction rate municipal debt	1,139	1,357
Auction rate preferred securities	1,078	1,093
Auction rate securities - credit default swaps	891	676
Total long-term investments	3,108	3,126

Total investments	$35,852	$35,813

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at June 30, 2009 by contractual maturity (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$24,102	$24,102
Due after one year through three years	6,374	6,482
Due after three years	3,052	3,366
Total debt securities	33,528	33,950
Equities	1,463	1,902
Total investments	$34,991	$35,852

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	June 30, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$22,975	$-	$-	$22,975
U. S. government notes and agencies	1,127	-	-	1,127
Municipal securities	6,374	108	-	6,482
Equities	1,463	439	-	1,902
Auction rate municipal securities	1,333	64	-	1,397
Auction rate preferred securities	1,043	35	-	1,078
Auction rate securities - credit default swaps	676	215	-	891
Total investments	$34,991	$861	$-	$35,852

	December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,971	$-	$-	$20,971
U. S. government notes and agencies	1,400	-	-	1,400
Municipal securities	7,885	97	-	7,982
Equities	1,784	-	-	1,784
Auction rate municipal securities	1,907	-	-	1,907
Auction rate preferred securities	1,093	-	-	1,093
Auction rate securities - credit default swaps	676	-	-	676
Total investments	$35,716	$97	$-	$35,813

We realized gains of $6,000 on the sale of marketable securities for the three and six months ended June 30, 2009.  Prior to our adoption of FSP FAS 115-2 in the current quarter, we recognized impairments under the previously effective guidance contained within SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  We did not recognize any other-than-temporary impairments during the three months ended June 30, 2009 or during the three and six months ended June 30, 2008.  We recognized $29,000 and $336,000, before tax, in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during the six months ended June 30, 2009.  We did not recognize any unrealized losses in other comprehensive loss during the three and six months ended June 30, 2009.

Equities
Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), we recognized an other-than-temporary impairment of $336,000, before tax, during the six months ended June 30, 2009.  There were no declines in the fair value of our equity securities during the three months ended June 30, 2009.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Auction Rate Securities
At June 30, 2009 and December 31, 2008, we held $5,025,000 and $5,625,000 par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities had provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to its contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036.  We redeemed auction rate municipal securities at par values of $550,000 in January 2009 and $50,000 in June 2009.

At June 30, 2009, there was insufficient observable auction rate market information available to determine the fair value of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the six auction rate securities held within our investment portfolio at June 30, 2009, with a combined par value of $2,250,000, were designed to serve as vehicles for credit default swaps. The recent disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap market, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, we recognized an other-than-temporary impairment of $1,575,000 for these two auction rate security investments in 2008 to record the investments at fair value and establish a new combined cost basis of $676,000 at December 31, 2008. As of June 30, 2009, the fair value of these two instruments was $891,000, resulting in a net unrealized gain of $129,000, net of tax, recorded in accumulated other comprehensive income.  The increase in fair value at June 30, 2009, as compared to December 31, 2008, was attributable primarily to slightly increased LIBOR forward rates relative to longer-term Treasury yields.

Four of the six auction rate securities held within our investment portfolio, consisting of municipal bonds and preferred securities, had a combined par value of $2,775,000 and a combined fair value of $2,475,000 at June 30, 2009.  As of December 31, 2008, these securities had a combined par value of $2,825,000 with a combined fair value of $2,450,000.  Based primarily on the period of time and the extent of the impairment, we recorded an other-than-temporary impairment of $375,000 and $29,000, before tax, in the Condensed Consolidated Statement of Operations in the three-month periods ended December 31, 2008 and March 31, 2009, respectively.  We did not recognize any other-than-temporary impairments in the three months ended June 30, 2009.  As of June 30, 2009, the fair value of our auction rate municipal and preferred securities has increased, resulting in a net unrealized gain of $60,000, net of tax, reported in accumulated other comprehensive income (loss).  In June 2009, we redeemed at par a tranche of our auction rate preferred securities for $50,000.  In addition, we redeemed at par various tranches of an auction rate municipal security for $300,000 in July 2009.  We reclassified the portion of the auction rate municipal security redeemed in July 2009 from long-term investments to short-term investments at June 30, 2009.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to July 31, 2009, as long-term. At June 30, 2009, the fair value and par value of our long-term auction rate instruments were $3,108,000 and $4,725,000, respectively.

3.  Fair Values of Financial Instruments

SFAS No. 157 (SFAS 157), Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Effective this quarter, we implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact our financial position or results of operations.

Effective this quarter, we have also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim financial statements. Because this FSP addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize fair value measurements by level at June 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of June 30, 2009 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Available-for-sale securities	$1,902	$30,842	$3,108	$35,852
Deferred compensation plan assets	2,427	-	-	2,427
Total	$4,329	$30,842	$3,108	$38,279

Liabilities:
Deferred compensation plan liabilities	$2,427	$-	$-	$2,427

	Fair Value Measurements as of December 31, 2008 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Available-for-sale securities	$1,784	$30,903	$3,126	$35,813
Deferred compensation plan assets	2,196	-	-	2,196
Total	$3,980	$30,903	$3,126	$38,009

Liabilities:
Deferred compensation plan liabilities	$2,196	$-	$-	$2,196

We base the fair values of some investment securities included within our investment portfolio on quoted market prices from various stock and bond exchanges.  We classify certain of our debt securities at fair value utilizing Level 2 inputs.  For these securities, we measure fair value using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  We classify the fair values of our auction rate instruments in Level 3 because they are valued using a trinomial discount model (see Investments, Note 2).  We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  We value the investment assets of the rabbi trust using quoted market prices.  The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices.  In 2009, our Compensation Committee approved terminating the deferred compensation plan as of December 31, 2009.  Distributions will be made to all participants in January 2010.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Balance at beginning of period	$3,155	$3,126
Assets acquired	-	-
Assets sold	(44)	(44)
Transfers out of Level 3	(258)	(258)
Gains included in other comprehensive loss	255	313
Losses included in earnings	-	(29)
Balance as of June 30, 2009	$3,108	$3,108

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2008	June 30, 2008
Balance at beginning of period	$10,477	$17,725
Assets acquired	-	2,150
Assets sold	(3,350)	(12,275)
Transfers out of Level 3	-	-
Gains included in other comprehensive loss	-	-
Losses included in earnings	-	(473)
Balance as of June 30, 2009	$7,127	$7,127

4.  Income Taxes

The following table summarizes the components of the income tax (benefit) provision for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Federal income tax (benefit) expense	$(3,601)	$(1,251)	$(4,859)	$2,433
State income tax (benefit) expense, net of federal benefit	(645)	(30)	(869)	690
Income tax (benefit) expense	$(4,246)	$(1,281)	$(5,728)	$3,123

Effective income tax rate	38.1%	69.1%	37.1%	33.1%

Our effective tax rate increased for the six-month period ended June 30, 2009 when compared to the same period in the prior year.  The 2008 rate was lower due to lowering of 2008 performance expectations and the corresponding effect of permanent differences constituting a larger percentage of our overall taxable income.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our effective tax rate for the income tax benefit for the three months ended June 30, 2008 was higher because the projected annual tax expense was revised from 39.0% as of the end of the first quarter to 33.1% year-to-date and the entire change flowed through the second quarter of 2008.  The reduction in the six months ended June 30, 2008 rate resulted from the decline in earnings and the impact of permanent tax differences.

During the three and six months ended June 30, 2009, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits was approximately $441,000 at each of June 30, 2009 and December 31, 2008.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

5.  Earnings Per Common Share

We calculate basic earnings per common share (“EPS”) using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings.  The impact from the adoption of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities in 2009 on the calculation of basic and diluted EPS was not material to the Condensed Consolidated Financial Statements.  The following table is a reconciliation of basic and diluted EPS for the following periods (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic (Loss) Earnings
Net (loss) income	$(6,887)	$(573)	$(9,731)	$6,303
Weighted average shares outstanding	18,590	18,525	18,576	18,510
Basic (loss) earnings per share	$(0.37)	$(0.03)	$(0.52)	$0.34

Diluted (Loss) Earnings
Net (loss) income	$(6,887)	$(573)	$(9,731)	$6,303
Weighted average shares outstanding	18,590	18,525	18,576	18,510
Effect of dilutive securities
Stock options	-	-	-	36
Restricted stock	-	-	-	24
Weighted average common shares and potential dilutive shares	18,590	18,525	18,576	18,570
Diluted (loss) earnings per share	$(0.37)	$(0.03)	$(0.52)	$0.34

For the six months ended June 30, 2008, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the year in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  The total number of these shares was 694,479.  For the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

6.  Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation.  We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of our pre-tax stock-based compensation (income) expense, net of forfeitures, and associated income tax effect were as follows for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$106	$257	$247	$163
Restricted stock	470	456	321	449
	576	713	568	612
Income tax benefit	242	244	231	254
	$334	$469	$337	$358

7.  Restructuring and Impairment Charges

In the second quarter of 2009, we decided to close four vision centers and substantially reduced the use of microkeratomes as part of a plan to reduce costs and increase operational efficiencies.  As a result, we incurred restructuring charges totaling $1,554,000 for the three months ended June 30, 2009, which included $1,103,000 of asset impairment charges, $498,000 of employee separation benefits and $350,000 of contract termination costs.  Partially offsetting these charges was a benefit of $397,000 due to a change in estimate to previously recognized contract termination costs related to our vision centers closed in 2008 after successful renegotiations with the lessors. The fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under SFAS 157.

The restructuring charge for the six months ended June 30, 2009 was $2,455,000, which included $1,189,000 of asset impairment charges, $541,000 of employee separation benefits, and $725,000 of lease obligations.  Partially offsetting the charges were the successful renegotiations mentioned above.

At June 30, 2009 and December 31, 2008, current restructuring reserves of $424,000 and $168,000, respectively, were included in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets.  Long-term restructuring reserves were $396,000 and $306,000 at June 30, 2009 and December 31, 2008, respectively, and were included in “Long-term rent obligations”.

The remaining lease obligations associated with our contract termination costs are summarized as follows (dollars in thousands):

Balance December 31, 2008	Expense	Utilization	Balance March 31, 2009	Expense	Utilization	Balance June 30, 2009
$474	$872	$(94)	$1,252	$(71)	$(361)	$820

8.  Consent Revocation Charges

For the six months ended June 30, 2009, we incurred $804,000 in expenses related to our successful defense of a consent solicitation initiated by a dissident stockholder group.  We did not incur any similar charges during the three months ended June 30, 2009.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.  Debt and Leasing Arrangements

Long-term debt obligations consist of (dollars in thousands):

	June 30, 2009	December 31, 2008
Capitalized lease obligations	$745	$4,213
Bank loan	15,123	16,892
Total long-term debt obligations	$15,868	$21,105
Debt obligations maturing in one year	(4,267)	(6,985)
Long-term obligations (less current portion)	$11,601	$14,120

We use capitalized lease obligations to finance purchases of some of our medical equipment. The leases cover  periods of 24 to 36 months from the date the medical equipment is installed.

On April 24, 2008, we entered into a bank loan agreement for $19,184,000 to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

The estimated fair value of our long-term debt and capital lease obligations is $16,300,000, based on the present value of the underlying cash flows discounted at our incremental borrowing rate.  Within the hierarchy of fair value measurements, these are Level 3 fair value measurements.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon Inc. and Abbott Medical Optics, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms will reduce equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that include a standard treatment, a custom wavefront guided treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1,900,000 in related capital lease obligations.  We received cash payments totaling $6,800,000 from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements. We have deferred these amounts and will recognize them ratably over the lease term.  The unrecognized portion is included in “Deferred license fee” in our Condensed Consolidated Balance Sheet at June 30, 2009.

The Abbott Medical Optics laser lease qualifies as a capital lease and the Alcon Inc. laser lease qualifies as an operating lease.

10.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Unrealized investment gain, net of tax of $345 and $43	$517	$54
Foreign currency translation	37	(183)
Accumulated other comprehensive income (loss)	$554	$(129)

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The components of comprehensive income (loss) consisted of the following for the three and six months ended June 30 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net (loss) income	$(6,887)	$(573)	$(9,731)	$6,303
Unrealized investment gain, net of tax of $288, ($11), $308 and ($294)	342	(17)	463	(442)
Foreign currency translation	302	298	220	268
Comprehensive (loss) income	$(6,243)	$(292)	$(9,048)	$6,129

11.  Commitments and Contingencies

On September 13, 2007, October 1, 2007, and November 8, 2007, three putative class action complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board, Spencer and Jean Lin and Diane B. Callahan, respectively, in the United States District Court for the Southern District of Ohio (Western Division).  These actions were consolidated into one action, and a consolidated complaint was filed on April 19, 2008.  In that complaint, the lead plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007.  It alleges that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, the defendants filed a motion to dismiss the consolidated complaint.  On March 25, 2009, the Court dismissed all claims asserted in the consolidated complaint, with prejudice.  On April 18, 2009, the lead plaintiff filed a motion to reconsider the court’s dismissal of all of its claims, specifically requesting leave to file an amended complaint.  That motion is fully briefed, and we await the Court’s decision.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above.   The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  We are named as a nominal defendant in the complaint, although the action is derivative in nature. We do, however, have an obligation to indemnify our officers and the defendants named in this action if liability were found.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above.  We are in the process of evaluating these claims.

However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

Our business results in medical malpractice lawsuits.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, we have disbursed total claim and expense payments of $1,586,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.  These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy statements and other information about issuers, like the Company, which file electronically with the SEC.  The address of that site is http://www.sec.gov.

The financial results for the three and six months ended June 30, 2009 and 2008 referred to in this  discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q.  Results of interim periods may not be indicative of the results for subsequent periods or the full year.

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

We derive all of our revenues from the delivery of laser correction services performed in our U.S. vision centers.  Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels,
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising, and word-of-mouth referrals,
•	The availability of patient financing,
•	The level of consumer acceptance of laser vision correction, and
•	The effect of competition and discounting practices in our industry.

Other factors that may impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and
•	Our mix of procedures among the different types of laser technology.

Our operating costs and expenses include:

•
Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

•
Direct costs of services, including center rent and utilities, equipment lease and maintenance costs, surgical supplies, center staff expense, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including headquarters and call center staff expense, and other overhead costs,
•	Marketing and advertising costs, and
•	Depreciation of equipment.

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

	2009	2008
First Quarter	27,859	44,159
Second Quarter	17,864	30,086
Third Quarter		21,484
Fourth Quarter		19,424
Year	45,723	115,153

Our procedure volume has been severely affected by the deepening credit crisis, depressed housing prices, and general economic slowdown in the United States, resulting in a decline in consumer confidence levels and the deferral of high-end discretionary expenditures by many consumers.  We anticipate these conditions will continue throughout 2009 and beyond and that industry procedure volume will continue to decline, which we expect will negatively affect our revenues.

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

	Lifetime if Base Price Includes the One-Year Acuity Plan	Lifetime if Base Price Does Not Include an Acuity Plan	Total
Balance as of June 30, 2009	$15,132	$2,625	$17,757

Estimated amortization:
2009 Q3	1,659	268	1,927
2009 Q4	1,572	255	1,827
2010	5,266	883	6,149
2011	3,713	663	4,376
2012	2,119	397	2,516
2013	727	144	871
2014	76	15	91

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

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Revenues
In the second quarter of 2009, revenues decreased by $22,500,000, or 41.5%, to $31,681,000 from $54,181,000 in the second quarter of 2008.  Procedure volume decreased 40.6% to 17,864 in the second quarter of 2009 from 30,086 in the second quarter of 2008.  For vision centers open at least 12 months, procedure volume decreased by approximately 40.6% in the second quarter of 2009 to 17,533, as compared to 29,528 in the second quarter of 2008.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(20,000)
Impact from average selling price, before revenue deferral	153
Change in deferred revenue	(2,653)
Decrease in revenues	$(22,500)

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, decreased 1.6% to $1,773 in the second quarter of 2009 from $1,801 in the second quarter of 2008.

We have seen a decline in both appointment show rates and conversion rates.  Patient activity in regards to inquiries is also down. We believe this is due to the current period of economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry is negatively impacted.

Medical professional and license fees
Medical professional and license fees in the second quarter of 2009 decreased by $4,273,000, or 37.9%, from the second quarter of 2008.  The decrease was due to decreased physician fees of $2,056,000 and license fees of $1,822,000 associated with decreased revenues.  The amortization of the deferred medical professional fees attributable to prior years was $2,294,000 in the second quarter of 2009 and $4,947,000 in the second quarter of 2008.  Comparing the second quarter of 2009 to the second quarter of 2008, we have experienced a significant increase in IntraLase usage, which has increased our license fee expense.

Direct costs of services
Direct costs of services include the salary component of physician compensation for certain physicians employed by us, staffing, equipment, financing charges, medical supplies, facility costs of operating laser vision correction centers, and bad debt expense.  Direct costs of services in the second quarter of 2009 decreased by $2,776,000, or 13.8%, from the second quarter of 2008.  This decrease was principally the result of lower procedure volumes, which drove lower costs for salaries and fringe benefits, travel and entertainment, bad debt, and financing fees, partially offset by increases in laser treatment costs and  professional liability insurance.

General and administrative
General and administrative expenses in the second quarter of 2009 decreased by $1,219,000, or 21.5%, from the second quarter of 2008, primarily due to workforce reductions.  We have also reduced professional services and contract services.

Marketing and advertising
Marketing and advertising expenses in the second quarter of 2009 decreased by $5,981,000, or 38.7%, from the second quarter of 2008.  These expenses were 29.9% of revenues in the second quarter of 2009 compared to 28.5% during the second quarter of 2008.  In the second quarter of 2009, we reduced our marketing spend levels due largely to declining consumer confidence levels that resulted in deteriorating returns on some marketing initiatives.  The decrease in monetary expenditures aligns our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Restructuring and impairment charges
The restructuring charge for the second quarter of 2009 resulted from closing four of our vision centers and substantially reducing the use of microkeratomes to reduce costs and increase operational efficiencies.  In June, we closed our Alpharetta, Georgia; Las Vegas, Nevada; Scarsdale, New York and Charlotte, North Carolina vision centers.  The restructuring charges were $1,554,000, which included $1,103,000 of asset impairment charges, $498,000 of employee separation benefits, and $350,000 of contract termination costs.  Partially offsetting the second quarter charge was a benefit of $397,000 due to a change in estimate to previously recognized contract termination costs related to our vision centers closed in 2008 after successful renegotiations with the lessors.

Non-operating income and expenses
Net investment income in the second quarter of 2009 decreased $198,000, or 23.8%, due to a decrease of $327,000 in patient financing income, partially offset by an increase in investment income of $129,000.

Income taxes
The following table summarizes the components of the income tax provision for the second quarters of 2009 and 2008 (dollars in thousands):

	Three Months Ended
	June 30,	June 30,
	2009	2008
Federal income tax benefit	$(3,601)	$(1,251)
State income tax benefit, net of federal benefit	(645)	(30)
Income tax benefit	$(4,246)	$(1,281)

Effective income tax rate	38.1%	69.1%

Our effective income tax rate decreased from 69.1% of pre-tax loss during the second quarter of 2008 to 38.1% of pre-tax loss during the second quarter of 2009.  Our effective tax rate for the three months ended June 30, 2008 was higher because projected annual tax expense was revised from 39.0% as of the end of the first quarter to 33.1% year-to-date and the entire change flowed through the second quarter of 2008.  The reduction in the 2008 rate resulted from the decline in earnings and the impact of permanent tax differences.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Revenues
In the six months ended June 30, 2009, revenues decreased by $54,148,000, or 40.5%, to $79,602,000 from $133,750,000 in the six months ended June 30, 2008.  Procedure volume decreased 38.4% to 45,723 from 74,245 in the six months ended June 30, 2008.  For vision centers open at least 12 months, procedure volume decreased by approximately 39% in the six months ended June 30, 2009 to 44,473, as compared to 72,966 in the six months ended June 30, 2008.  The components of the revenue change include (dollars in thousands):

Decrease in revenues from lower procedure volume	$(47,330)
Impact from average selling price, before revenue deferral	(1,625)
Amortization of deferred revenues	(5,193)
Decrease in revenues	$(54,148)

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, decreased 3.3% to $1,741 in the six months ended June 30, 2009 from $1,801 in the six months ended June 30, 2008.

We have seen a decline in both appointment show rates and conversion rates.  Patient activity in regards to inquiries is also down. We believe this is due to the current period of economic uncertainty and other macroeconomic factors.

Medical professional and license fees
Medical professional and license fees in the six months ended June 30, 2009 decreased by $8,260,000, or 31.7%, from the six months ended June 30, 2008.  The decrease was due to lower physician fees of $5,095,000 and license fees of $2,787,000 associated with decreased revenues.  The amortization of the deferred medical professional fees attributable to prior years was $535,000 in the six months ended June 30, 2009 and $1,054,000 in the six months ended June 30, 2008.  Comparing the six months ended June 30, 2009 to the six months ended June 30, 2008, we have experienced a significant increase in IntraLase usage, which has increased our license fee expense.

Direct costs of services
Direct costs of services in the six months ended June 30, 2009 decreased by $9,411,000, or 21.2%, from the six months ended June 30, 2008.  This decrease was primarily due to workforce reductions and lower expenses related to bad debt, surgical supplies, financing fees, and professional liability insurance as a result of lower procedure volumes.

General and administrative
General and administrative expenses in the six months ended June 30, 2009 decreased by $1,993,000, or 18.4%, from the six months ended June 30, 2008 primarily due to a decrease in salaries and fringe benefits, professional services, contract services, telecommunications, and state and local taxes, partially offset by an increase in rent and utilities and stock-based compensation expense.

Marketing and advertising expenses
Marketing and advertising expenses in the six months ended June 30, 2009 decreased by $12,938,000, or 36.5%, from the six months ended June 30, 2008.  These expenses were 28.3% of revenues in the six months ended June 30, 2009 compared to 26.5% during the six months ended June 30, 2008.  In 2009, we reduced our marketing spend levels, due largely to declining consumer confidence levels that resulted in deteriorating returns on some marketing initiatives. The decrease in monetary expenditures aligns our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Consent revocation charges
In the six months ended June 30, 2009, we incurred $804,000 in charges related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

Restructuring and impairment charges
The restructuring charge for the six months ended June 30, 2009 resulted from closing four of our vision centers and substantially reducing the use of microkeratomes to reduce costs and increase operational efficiencies.  In June, we closed our Alpharetta, Georgia; Las Vegas, Nevada; Scarsdale, New York and Charlotte, North Carolina vision centers.  The restructuring charges were $2,455,000, which included $1,189,000 of asset impairment charges, $541,000 of employee separation benefits, and $725,000 of lease obligations.  Partially offsetting the charge was a benefit of $397,000 due to a change in estimate to previously recognized contract termination costs related to our vision centers closed in 2008 after successful renegotiations with the lessors.

Non-operating income and expenses
Net investment income in the six months ended June 30, 2009 decreased $1,111,000, or 71.0%, due to a decrease in investment income of $252,000, other-than-temporary impairment of $365,000 related to our auction rate securities and equity investments, and a decrease of $494,000 in patient financing income.

Income taxes
The following table summarizes the components of the income tax provision for the first six months of 2009 and 2008 (dollars in thousands):

	Six Months Ended
	June 30,	June 30,
	2009	2008
Federal income tax (benefit) expense	$(4,859)	$2,433
State income tax (benefit) expense, net of federal benefit	(869)	690
Income tax (benefit) expense	$(5,728)	$3,123

Effective income tax rate	37.1%	33.1%

Our effective income tax rate increased from 33.1% of pre-tax income during the first six months of 2008 to 37.1% of pre-tax income during the first six months of 2009.  The increase resulted primarily from the lowering of performance expectations for 2008 and the corresponding effect of permanent differences constituting a larger percentage of our overall tax provision.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $64,011,000 as of June 30, 2009, up from $56,335,000 at December 31, 2008.  Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008
Cash provided (used) by:
Operating activities	$12,522	$5,757
Investing activities	368	(12,742)
Financing activities	(5,271)	12,312
Net increase in cash and cash equivalents	$7,619	$5,327

Cash flows generated from operating activities, a major source of our liquidity, amounted to $12,522,000 and $5,757,000 for the six months ended June 30, 2009 and 2008, respectively.  The $6,765,000 increase was primarily due to receipt of our 2008 income tax refund and deferred license fees from our revised laser contracts, partially offset by lower earnings.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we reduced headcount in the vision centers, national call center and corporate offices during 2009 and 2008, reduced marketing spend significantly, and are reducing costs in all other discretionary areas.  We also are managing closely working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Patient receivables decreased $1,394,000 in the six months ended June 30, 2009. At June 30, 2009, working capital (excluding debt due within one year) amounted to $61,392,000 compared to $62,519,000 at December 31, 2008.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 210.2% of current liabilities, compared to 200.8% at December 31, 2008.

We continue to offer our own sponsored patient financing. As of June 30, 2009, we had $8,972,000 in patient receivables, net of allowance for doubtful accounts, which was a decrease of $3,351,000, or 27.2%, from December 31, 2008.  During 2009, we continue to take steps to improve collection results from internally financed patients including the use of credit scores to qualify patients for appropriate financing options.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.  However, our ability to successfully collect patient accounts is dependent, in part, on overall economic conditions.

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

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  At closing, we drew $19,184,000 on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We typically have financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction freed up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $15,123,000 at June 30, 2009. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon Inc. and Abbott Medical Optics, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms will reduce equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that includes a standard treatment, a custom wavefront guided treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1,900,000 in related capital lease obligations.  We received cash payments totaling $6,800,000 from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements.  We have deferred these amounts and will recognize them ratably over the lease term.  The unrecognized portion is included in “Deferred license fee” in our Condensed Consolidated Balance Sheet at June 30, 2009.

The Abbott Medical Optics laser lease qualifies as a capital lease and the Alcon Inc. laser lease qualifies as an operating lease.

At June 30, 2009 and December 31, 2008, we held $5,025,000 and $5,625,000, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities had provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Because these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036. As of December 31, 2007, we held $18,300,000 of auction rate securities.  Since that time, $13,575,000 have been redeemed at par by their issuers.  See Notes to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2009.  During the six months ended June 30, 2008, we opened five new vision centers.  Capital expenditures through June 30, 2009 and 2008 were $178,000 and $12,590,000, respectively.  Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,200,000 and $1,500,000. Actual costs vary from vision center to vision center based upon the location of the market, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required.

We believe that our current cash and investment resources provide us with significant staying power should the current recession be prolonged.  We believe that current cash and investment resources are sufficient to fund operations beyond 2011 even if annual procedure volumes approximate 80,000 procedures annually.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed as of June 30, 2009. Based on this evaluation, the CEO and CFO concluded that the company's disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of the company’s internal control over financial reporting was performed as of June 30, 2009.  Based on this evaluation, management concluded that there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

In addition to the risk factors discussed in our Form 10-K, there are a number of other risks and uncertainties associated with our business, including, without limitation, the successful execution of marketing strategies to cost effectively drive patients to our vision centers; competition in the laser vision correction industry; an inability to attract new patients; the possibility of long-term side effects and adverse publicity regarding laser vision correction; our ability to operate profitable vision centers and retain qualified personnel during periods of lower procedure volumes; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically and the future value of revenues financed by us and our ability to collect on such financings which will depend on a number of factors, including the worsening consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends.  Further, the FDA’s advisory board on ophthalmic devises is currently reviewing concerns about post-Lasik quality of life matters and the advisory board may propose a major new study on Lasik outcomes.   The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry.  The outcome of this review or legal or regulatory action could potentially impact negatively the acceptance of Lasik.  In addition the acceptance rate of new technologies such as IntraLase or Wavelight and our ability to implement successfully new technologies on a national basis, creates additional risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders.

We held our Annual Meeting of Stockholders on May 12, 2009.  We submitted three matters to the vote of the stockholders.  Results were as outlined below:

Election of directors:

	Shares Voted For	Authority Withheld
William F. Bahl	14,664,623	1,429,667
John H. Gutfreund	14,609,359	1,484,931
John C. Hassan	14,618,751	1,475,539
Edgar F. Heizer III	14,639,667	1,454,623
Steven C. Straus	14,640,855	1,453,435
E. Anthony Woods	14,632,487	1,461,802

Approval of the Company’s stockholders rights plan:

Shares Voted For	Shares Voted Against	Shares Abstaining
2,546,469	7,195,859	1,131,330

Ratification of Ernst & Young LLP as auditors for the fiscal year ending December 31, 2009:

Shares Voted For	Shares Voted Against	Shares Abstaining
15,052,301	993,375	48,613

In February 2009, a group led by Stephen N. Joffe, Craig Joffe and Alan Buckey (collectively, the “Joffe Group”) began to solicit written consents from our stockholders to:  (i) repeal any amendments to our Bylaws adopted after December 31, 2008; (ii) remove, without cause, all of our current directors; and (iii) elect as directors the Joffe Group’s nominees: Stephen N. Joffe, Jason T. Mogel, Robert B. Probst, Edward J. VonderBrink and Robert H. Weisman (the “Joffe Group Nominees”).  Our board of directors opposed the Joffe Group’s consent solicitation and solicited revocations of any consents granted to the Joffe Group.  In February 2009, Craig Joffe provided a notice of his intent to nominate the Joffe Group Nominees at our 2009 annual meeting.

On March 26, 2009, we received a letter from Craig Joffe on behalf of himself and the Joffe Group (and the Joffe Group filed an amendment to its ownership statement on Schedule 13D) stating that the Group had terminated its solicitation of written consents from our stockholders and disbanded. Additionally, in that letter and amendment Craig Joffe withdrew his intent to nominate the Joffe Group Nominees for election at the 2009 annual meeting.  We did not negotiate or enter into any settlement or other agreement with the Joffe Group. We paid all expenses incurred by our board related to its consent revocation solicitation, but no expenses of the Joffe Group.

Item 5.  Other Information

None

Item 6. Exhibits

Exhibits

Number	Description
10.1	Letter Agreement with Rhonda Sebastian dated June 1, 2009
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: July 28, 2009	/s/ Steven C. Straus
Steven C. Straus
Chief Executive Officer

Date: July 28, 2009	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Financial Officer