Form 10-Q
period 2009-09-30
LCA VISION INC
filed 2009-10-27
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form  10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.
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

Yes  ☒                                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,614,300 shares as of October 23, 2009.

LCA-Vision Inc.
TABLE OF CONTENTS

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months and Nine Months Ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

	Signatures	28

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$25,980	$23,648
Short-term investments	32,867	32,687
Patient receivables, net of allowance for doubtful accounts of $1,585 and $1,465	5,874	9,678
Other accounts receivable	2,433	2,515
Prepaid professional fees	660	911
Prepaid income taxes	6,910	8,957
Deferred tax assets	-	4,708
Deferred compensation plan assets	2,788	-
Prepaid expenses and other	6,112	5,299

Total current assets	83,624	88,403

Property and equipment	89,449	121,734
Accumulated depreciation and amortization	(59,892)	(70,235)
Property and equipment, net	29,557	51,499

Long-term investments	3,217	3,126
Accounts receivables, net of allowance for doubtful accounts of $889 and $1,662	1,204	2,645
Deferred compensation plan assets	-	2,196
Deferred tax assets	-	7,027
Other assets	5,237	2,586

Total assets	$122,839	$157,482

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$7,313	$8,169
Accrued liabilities and other	11,546	8,608
Deferred revenue	6,597	9,107
Deferred compensation liability	2,788	-
Debt and capital lease obligations maturing in one year	4,281	6,985
Total current liabilities	32,525	32,869

Long-term rent obligations	1,837	1,820
Long-term debt and capital lease obligations (less current portion)	10,509	14,120
Deferred compensation liability	-	2,196
Insurance reserve	9,366	9,489
Deferred license fee	4,768	-
Deferred revenue	9,233	14,003

Stockholders' investment
Common stock ($0.001 par value; 25,248,377 and 25,199,734 shares and
18,614,300 and 18,552,985 shares issued and outstanding, respectively)	25	25
Contributed capital	174,289	174,206
Common stock in treasury, at cost (6,634,077 shares and 6,646,749 shares)	(114,668)	(114,632)
Retained (deficit) earnings	(6,119)	23,515
Accumulated other comprehensive income (loss)	1,074	(129)

Total stockholders' investment	54,601	82,985

Total liabilities and stockholders' investment	$122,839	$157,482

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues - Laser refractive surgery	$27,646	$37,397	$107,248	$171,147

Operating costs and expenses
Medical professional and license fees	5,887	8,201	23,649	34,222
Direct costs of services	15,206	17,474	50,291	61,970
General and administrative	3,706	4,275	12,575	15,137
Marketing and advertising	5,498	8,294	28,009	43,744
Depreciation	3,293	4,508	11,420	13,375
Consent revocation solicitation charges	-	-	804	-
Impairment charges	4,415	-	5,266	-
Restructuring charges	8	806	1,612	1,339

Operating (loss) income	(10,367)	(6,161)	(26,378)	1,360

Equity in earnings from unconsolidated businesses	54	132	128	453
Net investment income (loss)	609	(724)	1,065	842
Other income, net	52	-	73	18

(Loss) income before income taxes	(9,652)	(6,753)	(25,112)	2,673

Income tax expense (benefit)	10,251	(2,036)	4,522	1,088

Net (loss) income	$(19,903)	$(4,717)	$(29,634)	$1,585

(Loss) earnings per common share
Basic	$(1.07)	$(0.25)	$(1.59)	$0.09
Diluted	$(1.07)	$(0.25)	$(1.59)	$0.09

Dividends declared per share	$-	$-	$-	$0.24

Weighted average shares outstanding
Basic	18,608	18,537	18,587	18,519
Diluted	18,608	18,537	18,587	18,572

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flow from operating activities
Net (loss) income	$(29,634)	$1,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,420	13,375
Provision for loss on doubtful accounts	2,771	4,303
Loss on investments	365	1,074
Non-cash fixed asset impairment and restructuring charges	6,215	-
Deferred income taxes	11,072	(50)
Stock based compensation	607	966
Insurance reserve	(123)	1,196
Equity in earnings of unconsolidated affiliates	(128)	(453)
Changes in operating assets and liabilities
Patient receivables	2,474	(1,491)
Other accounts receivable	82	3,681
Prepaid income taxes	2,047	3,511
Prepaid expenses and other	243	(162)
Accounts payable	(856)	(2,319)
Deferred revenue, net of professional fees	(6,552)	(13,454)
Income taxes payable	33	666
Accrued liabilities and other	7,757	(3,123)

Net cash provided by operations	$7,793	$9,305

Cash flow from investing activities
Purchases of property and equipment	(182)	(13,597)
Purchases of investment securities	(242,429)	(297,128)
Proceeds from sale of investment securities	242,904	297,433
Other, net	579	645

Net cash provided by (used in) investing activities	$872	$(12,647)

Cash flow from financing activities
Principal payments of debt and capital lease obligations	(6,315)	(4,328)
Proceeds from debt	-	19,184
Shares repurchased for treasury stock	(36)	(205)
Exercise of stock options	18	193
Dividends paid to stockholders	-	(4,447)

Net cash (used in) provided by financing activities	$(6,333)	$10,397

Increase in cash and cash equivalents	2,332	7,055

Cash and cash equivalents at beginning of period	23,648	17,614

Cash and cash equivalents at end of period	$25,980	$24,669

The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Description of Business and Accounting Policies

Description of Business
We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers.  Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently use two suppliers for fixed-site excimer lasers:  Abbott Medical Optics (AMO) and Alcon.  During the first three quarters of this year, we migrated from three to two suppliers of excimer lasers.  Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.  Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

As of September 30, 2009, we had 71 LasikPlus fixed-site laser vision correction centers in the United States and a joint venture in Canada.   We have decided to close 10 underperforming vision centers by the end of 2009.  We operate in only one business segment.

Basis of Presentation
Our Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for each period presented.  The adjustments referred to above are of a normal and recurring nature unless otherwise disclosed herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.

We derived the Condensed Consolidated Balance Sheet as of December 31, 2008 from audited financial statements, but did not include all disclosures required by U. S. generally accepted accounting principles (U.S. GAAP).  These Condensed Consolidated Financial Statements should be read in conjunction with our 2008 Annual Report on Form 10-K.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected in the subsequent quarter or for the year ending December 31, 2009.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Income Taxes
We are subject to income taxes in the United States and Canada.  Significant judgment is required in determining our provision for income taxes and the related assets and liabilities.  The provision for income taxes includes income taxes paid, currently payable or receivable, and those deferred.   We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, and we measure them using enacted tax rates and laws that are expected to be in effect when the differences reverse.  We recognize the effect on deferred taxes of changes in tax rates in the period in which the tax rate change is enacted.  We are required to reduce the carrying amounts of deferred tax assets by a valuation allowance when, based on the available evidence, it is more likely than not that such assets will not be realized.

Reclassifications
We have reclassified certain prior-period amounts in the Condensed Consolidated Financial Statements to conform to current period presentation.  The reclassifications included approximately $850,000 from restructuring charges for the six months ended June 30, 2009 to impairment charges for the nine months ended September 30, 2009.

New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) confirmed the “FASB Accounting Standards Codification” (ASC) as the single source of authoritative nongovernmental U.S. GAAP. The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative. We adopted the ASC as of July 1, 2009, which did not have an impact on our financial position, results of operations, or cash flows at September 30, 2009.

Subsequent Events
We evaluated all events or transactions that occurred after September 30, 2009 through October 27, 2009, the date we issued these Condensed Consolidated Financial Statements. During this period, we did not have any material recognizable subsequent events.  See Note 13 for a discussion of non-recognizable subsequent events.

2.  Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Currently, we classify all securities as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  We include this amortization in the caption “Net investment income” within the Condensed Consolidated Statement of Operations.  We also include in net investment income realized gains and losses and declines in value determined to be other-than-temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment income.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Short-term investments:
Corporate obligations	$19,958	$20,971
U.S. governmental notes and agencies	3,084	1,400
Municipal securities	7,591	7,982
Equities	2,234	1,784
Auction rate municipal debt	-	550
Total short-term investments	32,867	32,687

Long-term investments:
Auction rate municipal debt	1,134	1,357
Auction rate preferred securities	1,078	1,093
Auction rate securities - credit default swaps	1,005	676
Total long-term investments	3,217	3,126

Total investments	$36,084	$35,813

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at September 30, 2009 by contractual maturity (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$23,042	$23,042
Due after one year through three years	7,489	7,591
Due after three years	2,793	3,217
Total debt securities	33,324	33,850
Equities	1,474	2,234
Total investments	$34,798	$36,084

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	September 30, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$19,958	$-	$-	$19,958
U. S. government notes and agencies	3,084	-	-	3,084
Municipal securities	7,489	102	-	7,591
Equities	1,474	760	-	2,234
Auction rate municipal securities	1,075	59	-	1,134
Auction rate preferred securities	1,043	35	-	1,078
Auction rate securities - credit default swaps	675	330	-	1,005
Total investments	$34,798	$1,286	$-	$36,084

	December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,971	$-	$-	$20,971
U. S. government notes and agencies	1,400	-	-	1,400
Municipal securities	7,885	97	-	7,982
Equities	1,784	-	-	1,784
Auction rate municipal securities	1,907	-	-	1,907
Auction rate preferred securities	1,093	-	-	1,093
Auction rate securities - credit default swaps	676	-	-	676
Total investments	$35,716	$97	$-	$35,813

We realized gains of $41,000 and $47,000 on the sale of marketable securities for the three and nine months ended September 30, 2009, respectively.

An other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis.  However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred.  In the event of a credit loss, only the amount associated with the credit loss is recognized in income.  The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss).  We did not recognize any other-than-temporary impairments during the three months ended September 30, 2009.  We recognized $29,000 and $336,000, before tax, in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during the nine months ended September 30, 2009.

We did not recognize any unrealized losses in accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2009.  We recognized $1,074,000, before tax, in other-than-temporary impairments to certain of our auction rate securities during the three and nine months ended September 30, 2008.

Equities
Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), we recognized an other-than-temporary impairment of $336,000, before tax, during the nine months ended September 30, 2009.  There were no declines in the fair value of our equity securities during the three months ended September 30, 2009 or the three and nine-month periods ended September 30, 2008.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Auction Rate Securities
At September 30, 2009 and December 31, 2008, we held $4,725,000 and $5,625,000 par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities had provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to its contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036.  We redeemed auction rate municipal securities at par values of $550,000 in January 2009, $50,000 in June 2009, and $300,000 in July 2009.

At September 30, 2009, there was insufficient observable auction rate market information available to determine the fair value of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

Two of the six auction rate securities held within our investment portfolio at September 30, 2009, with a combined par value of $2,250,000 were designed to serve as vehicles for credit default swaps. The disruptions in the credit and financial markets are having a significant adverse impact on the credit default swap market, with spreads increasing sharply on investment grade entities due to the demand to protect against counterparty risk. Some defaults have occurred in the financial sector. Due to increased risk of default, it is probable that all amounts due (principal and interest) will not be collected according to these instruments’ contractual terms. Accordingly, we recognized an other-than-temporary impairment of $1,575,000 for these two auction rate security investments in 2008 to record the investments at fair value and establish a new combined cost basis of $675,000 at December 31, 2008. As of September 30, 2009, the fair value of these two instruments was $1,005,000, resulting in a net unrealized gain of $198,000, net of tax, recorded in accumulated other comprehensive income (loss).  The increase in fair value at September 30, 2009, as compared to December 31, 2008, was attributable primarily to increased LIBOR forward rates relative to longer-term Treasury yields.

Four of the six auction rate securities held within our investment portfolio, consisting of municipal bonds and preferred securities, had a combined par value of $2,475,000 and a combined fair value of $2,212,000 at September 30, 2009.  As of December 31, 2008, these securities had a combined par value of $2,825,000 with a combined fair value of $2,450,000.  Based primarily on the period of time and the extent of the impairment, we recorded an other-than-temporary impairment of $375,000 and $29,000, before tax, in the Condensed Consolidated Statement of Operations in the three-month periods ended December 31, 2008 and March 31, 2009, respectively.  We did not recognize any other-than-temporary impairments in the second or third quarters of 2009.  As of September 30, 2009, the fair value of our auction rate municipal and preferred securities has increased, resulting in a net unrealized gain of $56,000, net of tax, reported in accumulated other comprehensive income (loss).

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to October 27, 2009, as long-term. At September 30, 2009, the fair value and par value of our long-term auction rate instruments were $3,217,000 and $4,725,000, respectively.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

3.  Fair Values of Financial Instruments

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following tables summarize fair value measurements by level at September 30, 2009 and December 31, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of September 30, 2009 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Available-for-sale securities	$2,234	$30,633	$3,217	$36,084
Deferred compensation plan assets	2,788	-	-	2,788
Total	$5,022	$30,633	$3,217	$38,872

Liabilities:
Deferred compensation plan liabilities	$2,788	$-	$-	$2,788

	Fair Value Measurements as of December 31, 2008 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Available-for-sale securities	$1,784	$30,903	$3,126	$35,813
Deferred compensation plan assets	2,196	-	-	2,196
Total	$3,980	$30,903	$3,126	$38,009

Liabilities:
Deferred compensation plan liabilities	$2,196	$-	$-	$2,196

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We base the fair values of some investment securities included within our investment portfolio on quoted market prices from various stock and bond exchanges.  We classify certain of our debt securities at fair value utilizing Level 2 inputs.  For these securities, we measure fair value using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  We classify the fair values of our auction rate instruments in Level 3 because they are valued using a trinomial discount model (see Investments, Note 2).  We maintain a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  We value the investment assets of the rabbi trust using quoted market prices.  The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices.  In 2009, our Compensation Committee approved terminating the deferred compensation plan as of December 31, 2009.  Distributions will be made to all participants by January 2010.

For assets measured at fair value using significant unobservable inputs (Level 3) during the period, a reconciliation of beginning and ending balances for each major category is set forth in the table below (dollars in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Balance at beginning of period	$3,108	$3,126
Assets acquired	-	-
Assets sold	-	(44)
Transfers out of Level 3	-	(258)
Gains included in other comprehensive income (loss)	109	422
Losses included in earnings	-	(29)
Balance as of September 30, 2009	$3,217	$3,217

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2008	September 30, 2008
Balance at beginning of period	$5,727	$17,725
Assets acquired	-	2,150
Assets sold	-	(12,275)
Transfers out of Level 3	(500)	(1,900)
Gains included in other comprehensive income (loss)	(1,074)	(1,074)
Losses included in earnings	253	(220)
Balance as of September 30, 2008	$4,406	$4,406

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.  Income Taxes

The following table summarizes the components of the income tax (benefit) provision for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Federal income tax (benefit) expense	$(3,663)	$(1,559)	$(8,523)	$874
State income tax expense (benefit), net of federal benefit	430	(477)	(439)	214
Income tax (benefit) expense	$(3,233)	$(2,036)	$(8,962)	$1,088
Valuation allowance	13,484	-	13,484	-
Net income tax expense (benefit)	$10,251	$(2,036)	$4,522	$1,088

Effective income tax rate	(106.2)%	30.2%	(18.0)%	40.7%

Our effective tax rate for the three and nine-month periods ended September 30, 2009 was significantly impacted by the recognition of a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities, during the quarter ended September 30, 2009.

U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax asset will not be realized.  Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies.

We considered all positive and negative evidence in weighing whether or not the deferred tax assets are more likely than not to be realized, including the current economic conditions and our recently completed projections of income.  After considering all of the evidence, we believe that it is probable that we will be in a three-year cumulative loss position some time during 2010 and that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets.  Accordingly, during the third quarter of 2009, we have established a valuation allowance against all of our deferred tax assets, net of deferred tax liabilities in the amount of $13,484,000.

Our effective tax rate varied from the statutory enacted tax rates, for the three months ended September 30, 2008, primarily because permanent differences constituted a larger percentage of our overall taxable income and we recorded a valuation allowance related to a deferred tax asset in connection with our permanent impairment of auction rate securities.

We have recorded a tax refund receivable related to the tax benefit of those federal and state net operating losses generated through September 30, 2009 where we can carryback the net operating loss to a prior tax year and realize the tax benefits.

During the three and nine months ended September 30, 2009, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits at September 30, 2009 and December 31, 2008 was approximately $575,000 and $441,000, respectively.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next twelve months.  However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.  The Internal Revenue Service recently began an audit of our 2008 tax year.  Based on the early status of the audit and the protocol of finalizing audits by the relevant authorities, it is not possible to estimate the impact of the changes, if any, to previously recorded unrecognized tax benefits.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.  Earnings per Common Share

We calculate basic earnings per common share (EPS) using the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings.  The following table is a reconciliation of basic and diluted EPS for the following periods (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic (Loss) Earnings
Net (loss) income	$(19,903)	$(4,717)	$(29,634)	$1,585
Weighted average shares outstanding	18,608	18,537	18,587	18,519
Basic (loss) earnings per share	$(1.07)	$(0.25)	$(1.59)	$0.09

Diluted (Loss) Earnings
Net (loss) income	$(19,903)	$(4,717)	$(29,634)	$1,585
Weighted average shares outstanding	18,608	18,537	18,587	18,519
Effect of dilutive securities
Stock options	-	-	-	28
Restricted stock	-	-	-	25
Weighted average common shares and potential dilutive shares	18,608	18,537	18,587	18,572
Diluted (loss) earnings per share	$(1.07)	$(0.25)	$(1.59)	$0.09

For the nine months ended September 30, 2008, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the year in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  The total number of these shares was 678,898.  For the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009, the number of outstanding options and restricted stock awards that were anti-dilutive were 430,948, 701,477 and 449,346, respectively, and we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

6.  Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation.  We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of our pre-tax stock-based compensation (income) expense, net of forfeitures, and associated income tax effect were as follows for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	$(347)	$(83)	$(100)	$80
Restricted stock	386	437	707	886
	$39	$354	$607	$966
Income tax benefit	36	171	267	425
	$3	$183	$340	$541

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.	Impairment Charges

In the third quarter of 2009, we recorded an impairment charge to reduce the carrying amount of long-lived assets by $4,377,000.  This impairment charge recognized during the third quarter of 2009 reflects our subsequent decision to close 10 underperforming vision centers by December 31, 2009 in order to preserve cash.  Based on this evaluation, we determined that leasehold improvements with a carrying amount of $1,925,000 and excimer lasers with a carrying amount of $3,655,000 were no longer recoverable and were in fact impaired.  The leasehold improvements were written down to their estimated fair value of zero.   We adjusted the carrying value of the excimer lasers to their fair value, which we determined based on discounted cash flows and estimated market prices of similar assets.  Because of deteriorating market conditions (i.e., rising interest rates and less marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value.  The fair value measurements utilized in our internal discounted cash flow analysis represent Level 3 inputs under ASC 820.

8.	Restructuring Charges

For the three months ended September 30, 2009, we incurred a net restructuring charge of $8,000.  The charges included employee separation benefits of $46,000, offset by a  $38,000 credit for a successful renegotiation of contract termination costs.

In 2009, we announced a restructuring plan to reduce costs and increase operational efficiencies.  As a result, we incurred restructuring charges totaling $1,612,000 for the nine months ended September 30, 2009, which included $1,460,000 of center closing costs and $587,000 of employee separation benefits. Partially offsetting these charges was a benefit of $435,000 due to a change in estimate of certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful renegotiations with the lessors.  The fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under ASC 820.

At September 30, 2009 and December 31, 2008, we included current restructuring reserves of $252,000 and $168,000, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets.  Long-term restructuring reserves were $354,000 and $306,000 at September 30, 2009 and December 31, 2008, respectively, and were included in “Long-term rent obligations.”

The following table summarizes the restructuring reserve activities (dollars in thousands):

Accrual balance as of December 31, 2008	$474
Restructuring charge	872
Utilization	(94)
Accrual balance as of March 31, 2009	1,252
Restructuring charge	(71)
Utilization	(361)
Accrual balance as of June 30, 2009	820
Restructuring charge	8
Utilization	(222)
Accrual balance as of September 30, 2009	$606

9.  Consent Revocation Solicitation Charges

For the nine months ended September 30, 2009, we incurred $804,000 in expenses related to our successful defense of a consent revocation solicitation initiated by a dissident stockholder group, all of which were incurred prior to the three months ended September 30, 2009.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.  Debt and Leasing Arrangements

Long-term debt and capital lease obligations consist of (dollars in thousands):

	September 30, 2009	December 31, 2008
Capitalized lease obligations	$568	$4,213
Bank loan	14,222	16,892
Total long-term debt obligations	$14,790	$21,105
Debt obligations maturing in one year	(4,281)	(6,985)
Long-term obligations (less current portion)	$10,509	$14,120

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

The estimated fair value of our long-term debt and capital lease obligations is $13,845,000 based on the present value of the underlying cash flows discounted at our incremental borrowing rate.  Within the hierarchy of fair value measurements, these are Level 3 fair value measurements.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon Inc. and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms will reduce equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that include a standard treatment, a custom wavefront guided treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1,900,000 in related capital lease obligations.  We received cash payments totaling $6,800,000 from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements.  We have deferred these amounts and will recognize them ratably over the lease term.  We included the unrecognized portion in “Deferred license fee” in our Condensed Consolidated Balance Sheet at September 30, 2009.

The AMO laser lease qualifies as a capital lease, and the Alcon Inc. laser lease qualifies as an operating lease.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

11.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Unrealized investment gain, net of tax of $514 and $43	$771	$54
Foreign currency translation adjustment	303	(183)
Accumulated other comprehensive income (loss)	$1,074	$(129)

The components of comprehensive (loss) income consisted of the following for the three and nine months ended September 30 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(19,903)	$(4,717)	$(29,634)	$1,585
Unrealized investment gain (loss), net of tax of $170, ($71), $478 and ($366)	255	(107)	717	(550)
Foreign currency translation	265	(140)	486	128
Comprehensive (loss) income	(19,383)	(4,964)	(28,431)	1,163

12.  Commitments and Contingencies

On September 13, 2007, October 1, 2007, and November 8, 2007, three putative class action complaints were filed against us and certain of our current and former directors and officers by Beaver County Retirement Board, Spencer and Jean Lin and Diane B. Callahan, respectively, in the United States District Court for the Southern District of Ohio (Western Division).  These actions were consolidated into one action, and a consolidated complaint was filed on April 19, 2008.  In that complaint, the lead plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007.  It alleges that certain of our public disclosures regarding our financial performance and prospects were false or misleading.  On July 10, 2008, the defendants filed a motion to dismiss the consolidated complaint.  On March 25, 2009, the Court dismissed all claims asserted in the consolidated complaint, with prejudice.  On April 18, 2009, the lead plaintiff filed a motion to reconsider the court’s dismissal of all of its claims, specifically requesting leave to file an amended complaint.  That motion has been fully briefed, and we await the Court’s decision.  We strongly believe that these claims lack merit, and we intend to defend against the claims vigorously.  Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our business, financial position, results of operations, or cash flows.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf.  The plaintiff, Nicholas Weil, asserts that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007.  The plaintiff also asserts claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also are the subject of the securities actions described above.  The plaintiff demands damages and attorneys fees, and seeks other equitable relief.  We are named as a nominal defendant in the complaint, although the action is derivative in nature. We may, however, have an obligation to indemnify our officers and the defendants named in this action if liability were found.  On December 20, 2007, the court stayed this action, pursuant to a stipulation of the parties, pending the resolution of the motion to dismiss filed in the consolidated class action, discussed above.  We are in the process of evaluating these claims.  However, due to the inherent uncertainty of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that these claims will not have a material adverse effect on our business, financial position,  results of operations, or cash flows.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Our business results in medical malpractice lawsuits.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, we have disbursed total claim and expense payments of $2,123,000.

In addition to the above, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.

13.  Subsequent Events

In order to preserve cash, we decided in October 2009 to close 10 underperforming vision centers and reduce our workforce by 15%, both by year-end.  The elimination of these 70 positions, which we communicated to our employees subsequent to September 30, 2009, includes reductions from the closing vision centers, our call center, and corporate and regional offices.

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

The financial results for the three and nine months ended September 30, 2009 and 2008 referred to in this  discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q.  Results of interim periods may not be indicative of the results for subsequent periods or the full year.

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
Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

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

	2009	2008
First Quarter	27,859	44,159
Second Quarter	17,864	30,086
Third Quarter	15,335	21,484
Fourth Quarter	-	19,424
Year	61,058	115,153

Our procedure volume has been severely affected by the general economic slowdown in the United States, resulting in a decline in consumer confidence levels and the deferral of high-end discretionary expenditures by many consumers.  We anticipate these conditions will continue throughout 2009 and beyond and that industry procedure volume will continue to decline compared to prior years, which we expect will negatively affect our revenues.

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

Balance as of September 30, 2009	$15,830

Estimated amortization:
2009 Q4	1,827
2010	6,149
2011	4,376
2012	2,516
2013	871
2014	91

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

As of September 30, 2009, we recorded a full valuation allowance of $13,484,000 on our net deferred tax assets due to uncertainty with respect to our ability to realize these assets in the future.  Based on our recently completed projections, we believe that it is probable that we will be in a three-year cumulative loss position some time in 2010 and, accordingly, reliance on future projections of taxable income is not sufficient to support realization of our deferred tax assets.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Revenues
In the third quarter of 2009, revenues decreased by $9,751,000, or 26.1%, to $27,646,000 from $37,397,000 in the third quarter of 2008.  Procedure volume decreased 28.6% to 15,335 in the third quarter of 2009 from 21,484 in the third quarter of 2008.  For vision centers open at least 12 months, procedure volume decreased by approximately 27.2% in the third quarter of 2009 to 15,132, as compared to 20,782 in the third quarter of 2008.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(9,443)
Impact from increase in average selling price, before revenue deferral	2,169
Change in deferred revenue	(2,477)
Decrease in revenues	$(9,751)

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, increased 3.6% to $1,803 in the third quarter of 2009 from $1,741 in the third quarter of 2008.

We have seen a decline in both appointment show rates and conversion rates.  Patient activity in regards to inquiries is also down. We believe this is due to the current period of economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry is negatively impacted.

Medical professional and license fees
Medical professional and license fees in the third quarter of 2009 decreased by $2,314,000, or 28.2%, from the third quarter of 2008.  The decrease was due to decreased license fees of $1,302,000 and physician fees of $708,000 associated with decreased revenues.  The amortization of the deferred medical professional fees attributable to prior years was $193,000 in the third quarter of 2009 and $440,000 in the third quarter of 2008.

Direct costs of services
Direct costs of services decreased $2,268,000, or 13.0%, in the third quarter of 2009 to $15,206,000 from the third quarter of 2008.  Lower salaries and travel and entertainment expense as a result of our workforce reductions primarily drove the decrease in direct costs of services this quarter compared to the same period in 2008.  This decrease was also the result of lower procedure volumes, which drove lower bad debt, insurance and equipment expense, partially offset by increases in laser rent and state and local taxes.

General and administrative
General and administrative expenses in the third quarter of 2009 decreased by $569,000, or 13.3%, from the third quarter of 2008, due primarily to workforce reductions and reduced professional services and contract services.

Marketing and advertising
Marketing and advertising expenses in the third quarter of 2009 decreased by $2,796,000, or 33.7%, from the third quarter of 2008.  These expenses were 19.9% of revenues in the third quarter of 2009 compared to 22.2% during the third quarter of 2008.  In the third quarter of 2009, we reduced our marketing spend levels to $5,498,000 to better align spending levels with consumer demand.  We believe the decrease in monetary expenditures aligns our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Impairment charges
In the third quarter of 2009, we recorded an impairment charge to reduce the carrying amount of long-lived assets by $4,377,000.  This impairment charges recognized during the third quarter of 2009 reflects our decision in October 2009 to close 10 underperforming vision centers by December 31, 2009 in order to preserve cash.  Based on this evaluation, we determined that leasehold improvements with a carrying amount of $1,925,000 and excimer lasers with a carrying amount of $3,655,000 were no longer recoverable and were in fact impaired.  The leasehold improvements were written down to their estimated fair value of zero.  We adjusted the carrying value of the excimer lasers to their fair value, which we determined based on discounted cash flows and estimated market prices of similar assets.  Because of deteriorating market conditions (i.e., rising interest rates and less marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value.

Restructuring charges
The net restructuring charges in the third quarter of 2009 were $8,000, which included $46,000 of employee separation benefits offset by a $38,000 credit for successful renegotiation of certain contract termination cost.  As part of our priority to conserve cash, we anticipate recording additional restructuring charges during the fourth quarter of 2009 for the 10 vision centers to be closed and a workforce reduction of 15%.  The involuntary terminations of approximately 70 positions will include reductions from the closing vision centers, our call center and corporate and regional offices.  We estimate the restructuring charges to be $4,100,000, comprised of closure costs and employee severance and benefits.

Non-operating income and expenses
Net investment income in the third quarter of 2009 increased $1,333,000, or 184.1%.  This is due primarily to the $1,074,000 other-than-temporary impairment related to our auction rate securities recognized in the third quarter of 2008.  The remaining $259,000 increase is due to an increase of $577,000 in investment income, partially offset by a decrease in patient financing income of $318,000.

Income taxes
The following table summarizes the components of the income tax provision for the third quarters of 2009 and 2008 (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Federal income tax benefit	$(3,663)	$(1,559)
State income tax expense (benefit), net of federal	430	(477)
Deferred tax asset valuation allowance	13,484	-
Income tax expense (benefit)	$10,251	$(2,036)

Effective income tax rate	(106.2)%	30.2%

Our effective tax rate for the three and nine-months periods ended September 30, 2009 was significantly impacted by the recognition of a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities, during the quarter.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Revenues
In the nine months ended September 30, 2009, revenues decreased by $63,899,000, or 37.3%, to $107,248,000, from $171,147,000 in the nine months ended September 30, 2008.  Procedure volume decreased 36.2% to 61,058 from 95,729 in the nine months ended September 30, 2008.  For the 66 vision centers open at least 12 months, procedure volume decreased by approximately 36.4% in the nine months ended September 30, 2009 to 57,365, as compared to 90,213 in the nine months ended September 30, 2008.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(56,571)
Impact from increase in average selling price, before revenue deferral	342
Change in deferred revenue	(7,670)
Decrease in revenues	$(63,899)

The average reported revenue per procedure, which includes the impact of deferring revenue from separately priced extended warranties, decreased 1.8% to $1,756 in the nine months ended September 30, 2009 from $1,788 in the nine months ended September 30, 2008.

We have seen a decline in both appointment show rates and conversion rates.  Patient activity in regards to inquiries is also down. We believe this is due to the current period of economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry is negatively impacted.

Medical professional and license fees
Medical professional and license fees in the nine months ended September 30, 2009 decreased by $10,573,000, or 30.9%, from the nine months ended September 30, 2008.  The decrease was due to lower physician fees of $5,803,000 and license fees of $4,089,000 associated with decreased revenues.  The amortization of the deferred medical professional fees attributable to prior years was $728,000 in the nine months ended September 30, 2009 and $1,495,000 in the nine months ended September 30, 2008.

Direct costs of services
Direct costs of services were $50,291,000 for the nine months ended September 30, 2009, a decrease by $11,679,000, or 18.9%, from $61,970,000 for the nine months ended September 30, 2008.  This decrease was primarily due to lower salaries, fringe benefits and travel and entertainment as a result of workforce reductions.  Lower procedure volumes drove lower expenses related to bad debt, surgical supplies, financing fees and professional liability insurance.

General and administrative
General and administrative expenses in the nine months ended September 30, 2009 decreased by $2,562,000, or 16.9%, from the nine months ended September 30, 2008 primarily due to decreases in salaries and fringe benefits, professional services, contract services, telecommunications, and state and local taxes, partially offset by increases in employee incentives and rent and utilities.  The increase in employee incentives in the nine months ended September 30, 2009 compared to the same period in the prior year was due to an accrual adjustment made in 2008.

Marketing and advertising expenses
Marketing and advertising expenses in the nine months ended September 30, 2009 decreased by $15,735,000, or 36.0%, from the nine months ended September 30, 2008.  These expenses were 26.1% of revenues in the nine months ended September 30, 2009 compared to 25.6% during the nine months ended September 30, 2008.  In 2009, we reduced our marketing spend levels, due largely to declining consumer confidence levels. The decrease in monetary expenditures aligns our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Consent revocation solicitation charges
In the nine months ended September 30, 2009, we incurred $804,000 in charges related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

Impairment charges
In the third quarter of 2009, we recorded an impairment charge to reduce the carrying amount of long-lived assets by $4,377,000.  This impairment charge recognized during the third quarter of 2009 reflects our decision in October 2009 to close 10 underperforming vision centers by December 31, 2009 in order to preserve cash.  Based on this evaluation, we determined that lease-hold improvements with a carrying amount of $1,925,000 and excimer lasers with a carrying amount of $3,655,000 were no longer recoverable and were in fact impaired.  The lease-hold improvements were written down to their estimated fair value of zero.  We adjusted the carrying value of the excimer lasers to their fair value, which we determined based on discounted cash flows and estimated market prices of similar assets.  Because of deteriorating market conditions (i.e., rising interest rates and less marketplace demand), it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value.  In addition, during 2009 we recorded $889,000 for impairment charges primarily related to reducing the use of microkeratomes and other impaired assets.

Restructuring charges
The restructuring charges for the nine months ended September 30, 2009 resulted from the announcement of closing four of our vision centers at June 30, 2009 to reduce costs and increase operational efficiencies.  The restructuring charges for the nine months ended September 30, 2009 were $1,612,000, which included $1,460,000 of center closure costs and $587,000 of employee separation benefits.  Partially offsetting the charge was a benefit of $435,000 due to a change in estimate to certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful negotiations with the lessors.

Non-operating income and expenses
Net investment income in the nine months ended September 30, 2009 increased $223,000, or 26.5%, due to an increase in investment income of $327,000, other-than-temporary impairment of $709,000 related to our auction rate securities and equity investments in 2008, and a decrease of $813,000 in patient financing income.

Income taxes
The following table summarizes the components of the income tax provision for the first nine months of 2009 and 2008 (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Federal income tax (benefit) expense	$(8,522)	$874
State income tax (benefit) expense, net of federal benefit	(439)	214
Deferred tax asset valuation allowance	13,484	-
Income tax expense	$4,523	$1,088

Effective income tax rate	(18.0)%	40.7%

Our effective income tax rate decreased from 40.7% of pre-tax income during the first nine months of 2008 to (18.0%) of pre-tax loss during the first nine months of 2009.  The decrease resulted primarily from the recording of the deferred tax asset valuation allowance as discussed previously.

Liquidity and Capital Resources

At September 30, 2009, we held $58,847,000 in cash and cash equivalents and short-term investments, up from $56,335,000 at December 31, 2008.  Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Cash provided (used) by:
Operating activities	$7,793	$9,305
Investing activities	872	(12,647)
Financing activities	(6,333)	10,397
Net increase in cash and cash equivalents	$2,332	$7,055

Cash flows generated from operating activities amounted to $7,793,000 and $9,305,000 for the nine months ended September 30, 2009 and 2008, respectively.  The $1,512,000 decrease was due primarily to lower earnings.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we reduced headcount in the vision centers, national call center and corporate offices during 2009 and 2008, reduced marketing spend significantly, and are reducing costs in all other discretionary areas.  We also are managing closely working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Patient receivables decreased $2,474,000 in the nine months ended September 30, 2009. At September 30, 2009, working capital (excluding debt due within one year) amounted to $55,380,000 compared to $62,519,000 at December 31, 2008.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 199.0% of current liabilities, compared to 200.8% at December 31, 2008.

We continue to offer our own sponsored patient financing. As of September 30, 2009, we had $7,078,000 in patient receivables, net of allowance for doubtful accounts, which was a decrease of $5,245,000, or 42.6% from December 31, 2008. During 2009, we continue to take steps to improve collection results from internally financed patients including the use of credit scores to qualify patients for appropriate financing options. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to successfully collect patient accounts is dependent, in part, on overall economic conditions.

Our cash conservation measures also impacted cash flows from investing and financing activities.  Capital expenditures are lower in 2009 as there have been no new center openings or center relocations.  In addition, during the third quarter of 2008 our Board of Directors suspended payment of a quarterly dividend.  We do not anticipate paying any dividends in the foreseeable future.   We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  At closing, we drew $19,184,000 on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We typically have financed our laser purchases with capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction freed up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $14,222,000 at September 30, 2009. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon Inc. and Abbott Medical Optics, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms will reduce equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that includes a standard treatment, a custom wavefront guided treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1,900,000 in related capital lease obligations.  We received cash payments totaling $6,800,000 from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements.  We have deferred these amounts and will recognize them ratably over the lease term.  The unrecognized portion is included in “Accrued liabilities and other” for the current portion and in “Deferred license fee” for the long-term portion in our Condensed Consolidated Balance Sheet at September 30, 2009.  The Abbott Medical Optics laser lease qualifies as a capital lease, and the Alcon Inc. laser lease qualifies as an operating lease.

At September 30, 2009 and December 31, 2008, we held $4,725,000 and $5,625,000, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities had provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Because these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036. As of December 31, 2007, we held $18,300,000 of auction rate securities.  Since that time, $13,575,000 have been redeemed at par by their issuers.  See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2009.  During the nine months ended September 30, 2008, we opened six new vision centers.  Capital expenditures through September 30, 2009 and 2008 were $182,000 and $13,597,000, respectively.  Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements. In addition, we typically incur other startup expenses and pre-opening advertising expenses. Generally, we estimate the costs associated with opening a new vision center to be between $1,200,000 and $1,500,000. Actual costs vary from vision center to vision center based upon the location of the market, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required.

Property and equipment decreased $32,285,000 from $121,734,000 at December 31, 2008, to $89,449,000 at September 30, 2009.  As a result of the new laser agreements, Bausch and Lomb assets with a gross cost basis of $25,139,000 were written off in the second quarter of 2009.  In the nine months ended September 30, 2009, we also recorded gross asset impairment charges of $6,947,000 as a result of closing vision centers.

We believe that our current cash and investment resources provide us with significant staying power should the current recession be prolonged.  In order to preserve cash, we decided in October 2009 to close 10 underperforming vision centers by year-end and reduce our workforce by 15%, both by year-end.  The elimination of these 70 positions, which we communicated to our employees subsequent to September 30, 2009, includes reductions from the closing vision centers, our call center, and corporate and regional offices.  We expect these actions to reduce annual expenses in excess of $4,000,000 annually.  We now expect that our cash and investments will be sufficient to support operations beyond 2012 if continuing centers perform procedures at their current rates.  We expect to recognize $3,800,000 and $300,000 in center closure costs and severance costs, respectively, in the fourth quarter of 2009. If a prolonged economic recovery or any other adverse factors continue to be a detriment to our results of operations, we may seek, if necessary, additional indebtedness, equity financings or a combination of these potential sources to fund our long-term liquidity requirements.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2009. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of  our internal control over financial reporting was performed as of September 30, 2009.  Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1. Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the risk factors discussed in our Form 10-K and other filings with the Securities and Exchange Commission, there are a number of other risks and uncertainties from laser vision correction associated with our business, including, without limitation, the successful execution of marketing strategies cost effectively to drive patients to our vision centers; the impact of low consumer confidence; competition in the laser vision correction industry; our ability to attract new patients; the possibility of adverse outcomes or long-term side effects and negative publicity regarding laser vision correction; our ability to operate profitable vision centers and retain qualified personnel during periods of lower procedure volumes; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically and the future value of revenues financed by us and our ability to collect on such financings which will depend on a number of factors, including the worsening consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends.  Further, the FDA’s advisory board on ophthalmic devises is currently reviewing concerns about post-Lasik quality of life matters and the FDA has planned a major new study on Lasik outcomes and quality of life that is expected to end in 2012.   The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry.  The outcome of this review or legal or regulatory action could potentially impact negatively the acceptance of Lasik.  In addition the acceptance rate of new technologies such as IntraLase or Wavelight and our ability to implement successfully new technologies on a national basis, creates additional risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits

Number	Description
10.1	Employment Agreement between LCA-Vision Inc. and Rhonda Sebastian dated September 8, 2009
31.1	COO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: October 27, 2009	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: October 27, 2009	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer