Form 10-K
period 2009-12-31
LCA VISION INC
filed 2010-02-26
CIK 1003130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted and posted pursuant to Rule 405 S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $78,508,137 based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant's Common Stock as of February 18, 2010 was 18,619,685.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 18, 2010 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "may," "will," "estimates," "continues," "anticipates," "intends," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in "Item 1A - Risk Factors."

Item 1. Business.

Background and History of Company

We are a leading provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction procedures that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other health care professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center. We have performed over 1.1 million laser vision correction procedures in our vision centers in the United States and Canada since 1991.   Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1997.

As of December 31, 2009, we operated 63 LasikPlus® fixed-site laser vision correction centers generally located in larger metropolitan markets in the United States, including one vision center licensed to an ophthalmologist to operate using our trademarks.  We also have a joint venture in Canada.

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

Procedure volume in our industry is highly correlated with the Consumer Confidence Index and has been severely affected by the general economic slowdown in the United States.  In general, industry demand improved during the years 2003 through 2007 alongside strong consumer confidence and declined in 2008 and 2009 with declining consumer confidence.  We anticipate that difficult economic conditions will continue into 2010 and that industry procedure volume is likely to continue to decline compared to prior years.  We expect this will negatively affect our revenues.

Laser Vision Correction Procedures

We use laser vision correction procedures to reshape the outer layers of the cornea to help correct refractive vision disorders by changing its curvature with an excimer laser, which may reduce the need for wearing corrective lenses such as glasses and contact lenses.  Our professionals make an assessment of a patient’s candidacy for the treatment and the correction required to program the excimer laser prior to the laser vision correction procedure.  The software of the excimer laser then calculates the number of pulses needed to achieve the intended correction using a specially developed algorithm. The ophthalmologist inserts a speculum to prevent blinking and applies topical anesthetic eye drops. The patient reclines on a bed, eyes focused on a fixed target, while the ophthalmologist positions the patient’s cornea for the procedure. The excimer laser emits energy in a series of pulses, with each pulse typically lasting only a fraction of a second. High-energy ultraviolet light produced by the excimer laser creates a ‘‘non-thermal’’ ablation to remove corneal tissue and reshape the cornea. The amount of tissue removed depends upon the degree of the vision disorder being corrected. Following the procedure, the front surface of the eye is flatter when corrected for nearsightedness, and steeper when corrected for farsightedness.  We schedule a series of patient follow-up visits with an optometrist or ophthalmologist to monitor the corneal healing process, to check that there are no complications and to test the correction achieved by the procedure. The typical procedure takes 15 to 30 minutes from set-up to completion.

During the first three quarters of 2009, we migrated from three suppliers of excimer lasers to two suppliers.  Our two current suppliers are Abbott Medical Optics (“AMO”) and Alcon Inc. (“Alcon”).

We provide primarily two types of procedures in our vision centers:

PRK and Surface Ablation. The U.S. Food and Drug Administration (“FDA”) approved PRK for commercial use in the United States in 1995. In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses directly to the surface of the cornea. Following the PRK procedure, the ophthalmologist places a contact lens bandage on the eye to protect it. The patient may experience discomfort and blurred vision until the epithelium heals, which can take several days or longer.  The doctor generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort, minimizing infection and helping to promote corneal healing.

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

LASIK.  In 1997, we began performing LASIK, which now accounts for the majority of our laser vision correction procedures in the United States. In LASIK procedures, our surgeons typically use a femtosecond laser to create a thin flap, which remains hinged to the eye. The surgeon then lays back the corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The physician then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea.  Because the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than PRK, with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit and produces prompt results, frequently enabling patients to see well postoperatively almost immediately.  LASIK technology was expanded in 2003 to include wavefront-guided technology, a system that customizes the procedures based on higher order aberrations of certain patients.

The Laser Vision Correction Market

More than 182 million Americans, or approximately 60% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, and the viewer will see a blurred image.  Three common refractive vision disorders are:

•	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects
•	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects
•	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes.

Since the FDA approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 7.6 million patients have been treated.  Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 748,855 laser vision correction procedures performed in 2009. Industry reports on the U.S. refractive market estimate that the potential market for laser vision correction procedures in the United States is approximately 128 million procedures.  Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source:	Market Scope, December 2009
(f) = 2010 data forecasted by Market Scope

Our Business Strategy

Our business strategy is to provide quality laser vision correction services at an affordable price. We operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their services.

We intend to grow our business through increased penetration in our current markets and, after the economy and the Company’s cash flow improve, expand into new markets. Key elements of our business strategy include:

•	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists
•	Providing patients with a “Continuum of Care” under our “Lifetime Vision” model
•	Providing attractive patient financing alternatives
•	Nurturing relationships with leading managed care providers in the United States to source additional patients
•	Developing and implementing innovative marketing campaigns
•	Opening and operating new laser vision correction centers when the economy and cash flow improve

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

Providing patients with a “Continuum of Care” under our “Lifetime Vision” model.   We strive to achieve high patient satisfaction and have established a ‘‘Continuum of Care’’ program, the goal of which is to achieve the level of visual correction agreed to by the patient and physician. This program begins with our initial contact with the prospective patient. We train our call center personnel to answer questions regarding procedures and generally we provide them access both to a physician to address more difficult inquiries and to past patients who can relate procedure experience. Once in the vision center, we provide potential patients a free eye evaluation with the local vision center’s independent ophthalmologist or optometrist to determine their candidacy for laser vision correction as well as a consultation focused on educating the patient on vision correction procedures, how the procedure may help correct the patient’s specific refractive vision disorder and what results the patient may expect after the procedure. Additionally, we design our vision centers to create a patient-friendly environment and reduce any anxiety associated with having laser vision correction. We schedule post-surgical follow-ups with patients who have received the procedure to monitor results and provide enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our customer satisfaction surveys indicate that they are satisfied with the care they received in our vision centers.  We are planning to expand our “Continuum of Care” model in 2010 and beyond to include other medical and surgical eye services and procedures under our “Lifetime Vision” model, which is intended to allow us to utilize more fully our highly trained and skilled ophthalmic surgeons and optometrists.  The “Lifetime Vision” model is based on the concept that an individual should be a patient of LasikPlus® for life and thereby become a repeat source of revenue.  We are pursuing our Advanced Eye Health Analysis™ (“AEHA”), which constitutes a comprehensive eye exam that incorporates equipment and software to screen for various eye diseases and irregularities, as well as determining a patient’s candidacy for laser vision correction and other refractive surgical procedures.  We designed the AEHA, the first program under our expanded “Lifetime Vision” model, to improve patient acquisition and retention and offer it free of charge to prospective LASIK patients.  We are currently assessing the AEHA in various test markets, and we will continue to assess its impact in 2010.  We also are evaluating additional opportunities including premium intraocular lens surgery and Latisse, a prescribed growth treatment for eyelashes.  We believe that continued contact with our satisfied patient base will provide more word of mouth referrals and repeat business with some patients.

Providing attractive patient financing alternatives.  Because laser vision correction procedures are elective and generally not reimbursable by third party payers, including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives.  A significant percentage of our patients finance some or all of the cost of their procedure.  We work closely with an unaffiliated third party finance company that offers multiple payment plans to qualifying customers. These payment plans typically provide for payments over a 12-month to 60-month period. We bear no credit risk for loans made under this third party program. For patients not qualifying for these plans, we also currently offer our own direct financing to customers under which we charge an up-front fee, with the remaining balance paid by the customer in installments over a period of 12 to 36 months.  We bear the credit risk of our own direct financing programs.

Nurturing relationships with leading managed care providers in the United States to source additional patients.  With an increasing number of employers adding vision services to their employee benefit packages, we continue to nurture, develop and grow relationships with managed care organizations, through which we offer discounted rates to plan participants. In general, the plan participant, and not the managed care organization, is currently responsible for the payment of our fees under these arrangements.  We currently have agreements with seven of the nation’s eight largest health and vision plans.  In addition to the discounted programs, we now have a relationship with an insurance company that offers a partially insured LASIK product that reimburses the patient for a portion of the procedure cost.

Developing and implementing innovative consumer marketing campaigns. Our marketing programs seek to reinforce the LasikPlus® brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of print media, radio, internet, television and direct mail campaigns, among other strategies. In most advertisements, we provide prospective patients a website address and a toll-free number to contact us. Our call center representatives answer initial questions potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction.  We are also reaching new prospects through innovative programs such as partnerships with other companies that provide their members with options such as reduced out-of-pocket procedure costs or other incentives.   With the support of a top-line, full-service advertising agency, we are refining our branding to differentiate better LasikPlus® from our competitors and develop more compelling messages.

Opening and operating new laser vision correction centers. When our cash flow and the economy improve, we plan to expand our business primarily through the development of new vision centers in attractive new markets and within existing markets. In evaluating new and current markets for opening a laser vision correction center, we consider a number of factors, including population demographics and competition, among other variables. We also typically interview local ophthalmologists and optometrists. We target geographic markets that we believe have the potential to generate break-even procedure volume within the first six months of opening.  We have developed what we believe to be relatively cost-efficient standardized vision center designs to be used in building each new vision center to manage effectively patient flow and physician and staff productivity.

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

We face competition from other providers of laser vision correction. A fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers deliver eye care services in the United States. Industry sources estimate that such local providers represent approximately 60% of the laser vision correction market. Corporate laser vision correction providers, such as LasikPlus®, are a specialized type of provider, operating multi-site eye care centers that primarily provide laser vision correction.

In most of our markets, we also compete with other laser vision correction center chains.  These include TLC Vision Corporation, which also is a public company, as well as with hospitals, surgical clinics, national and local operators of vision centers and ophthalmology practices, among others, that have purchased or rent their own lasers.  We believe the market is likely to become progressively more competitive as it matures.

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedural volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective.

Employees

As of January 15, 2010, we had approximately 450 employees, 368 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

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

Suppliers of Equipment

We are not directly involved in the research, development or manufacture of ophthalmic laser systems or diagnostic equipment.  Several companies, including AMO and Alcon, our two current suppliers, offer excimer laser systems which have been approved by the FDA for commercial sale in the United States.  We currently rely primarily on AMO and McKesson Corporation (“McKesson”) to provide us with patient interface kits and other disposable items required in LASIK procedures.

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

If we or our excimer or femtosecond laser manufacturers fail to comply with applicable FDA requirements, the FDA could take enforcement action, including product seizures, recalls, withdrawal of approvals and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the FDA could withdraw clearance or approvals in some circumstances.  If we, or our principal suppliers, fail to comply with regulatory requirements, or any adverse regulatory action, we could be named as a party in ensuing litigation or incur a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislative or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers and partners to obtain or maintain appropriate regulatory approval.  Furthermore, if AMO or Alcon, or any other manufacturers or suppliers that supply or may supply excimer lasers, diagnostic or other equipment or necessary services to us, fail to comply with applicable federal, state, or foreign regulatory requirements, any adverse regulatory action against such business suppliers and partners, could limit the supply of lasers or limit our ability to use the lasers.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices
In the United States, the FDA regulates the uses, manufacturing, labeling, distribution and marketing of medical devices, including excimer and femtosecond lasers and certain other equipment we use in laser vision correction surgery.

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

The FDA requires that some medical facilities report serious injuries involving medical devices to device manufacturers, and deaths involving medical devices to the FDA.  The FDA requires that subject medical facilities have specific written procedures regarding such reporting obligations.  Those of our vision centers that meet the FDA’s definition of user facilities are subject to these requirements.  In 2009, the FDA issued warning letters to certain facilities advising that written procedures were not compliant.  We updated our written procedures in response to the FDA letters.  Although we believe our procedures meet regulatory requirements, should the FDA determine that our procedures or our reporting practices are not adequate, we could be subject to FDA enforcement action.  FDA enforcement action could discourage potential patients from having laser vision correction, or could limit our ability to use medical devices, potentially having a material adverse effect on our business, financial condition and results of operations by decreasing the total number of procedures we perform.

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

FDA LASIK Review
The FDA’s advisory board on ophthalmic devices is currently reviewing concerns about post-LASIK quality of life matters, and the FDA has planned a major new study on LASIK outcomes and quality of life that is expected to end in 2012.  The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry.  The outcome of this review or legal or regulatory action potentially could impact negatively the acceptance of LASIK.

Federal and state laws on “kickbacks” and physician referrals
Because laser vision correction procedures currently are not reimbursable by Medicare, Medicaid or other governmental health programs, we do not believe numerous federal health care laws that frequently apply to health care providers’ business operations (such as the federal Anti-Kickback and “Stark” Physician Self-Referral statutes) currently apply to us.  Any changes in the reimbursement and coverage rules for these governmental health programs may cause our services to be subject to such federal laws. Although we do not anticipate such changes in the near future, we cannot predict this with any degree of certainty.  Some states have enacted statutes, similar to the federal Anti-Kickback and Stark statutes, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of health care service provided.  These state laws vary significantly in their scope and penalties for violations.  Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws.  This could have a material adverse effect on our business, financial condition and results of operations.

Advertising restrictions
Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (“FTC”). In 2002, the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to settle voluntarily with the FTC.  In July 2003,  the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not be perceived negatively, and thus restrict our ability to effectively generate demand for our laser vision correction services.

In 2009 the FDA issued a letter to eye care professionals noting that the FDA’s Ophthalmic Devices Panel had received complaints that advertisements for LASIK procedures and FDA-approved lasers used for LASIK procedures failed to inform consumers of the indications, limitations, and risks associated with LASIK procedures and the approved lasers used for the LASIK procedures.  In this letter, the FDA said that an advertisement may be considered misleading if it fails to reveal facts that are material to representations made in the advertisement.  We believe that we have structured our advertising practices to be in material compliance with FDA and FTC laws and guidance.  However, we cannot be certain that the FDA or the FTC will not determine that our advertising practices are in violation of such laws and guidance.

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

Facility licensure and certificates of need
State Departments of Health may require us to obtain licenses in the various states in which we have or acquire laser vision correction centers or other business operations. We believe that we have obtained the necessary material licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, not all of the regulations governing the need for licensure are clear and there is limited guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations. Although we currently have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure.

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

Available Information

Our websites are www.lasikplus.com and www.lca-vision.com. There, we make available free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4 and 5.  We will make all such reports available as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission (“SEC”).  Our committee charters, governance guidelines and code of ethics are also available on our websites.  To obtain a copy of any of these documents by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236.  Information contained on our websites is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

In evaluating and understanding us and our business, you should carefully consider (1) all of the information set forth in this Annual Report on Form 10-K, including the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis, (2) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K and (3) the risks described below. These are not the only risks we face.  Additional risks not presently known or which we currently deem immaterial may also impact our business operations, and the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

We incurred losses in 2008 and 2009, and expect to continue to incur losses in 2010.

Our procedure volume in 2009 decreased substantially from 2008 due in large part to continued weakening of consumer confidence, a weak overall economy, and high unemployment.  We sustained losses in all four quarters in 2009.  In 2010, we expect to continue to experience lower procedure volumes if current economic conditions, including weakness in consumer confidence and discretionary spending, persist.  We expect this will result in continuing losses and negative cash flows from operations.  At December 31, 2009, we had approximately $54.6 million in cash and investments.  We are uncertain as to how long the negative economic and industry conditions will continue.  There could be a number of other effects from these adverse economic conditions on our business, including reduced consumer demand for our services; insolvency of our customers, resulting in increased provisions for credit losses; insolvency of our key equipment suppliers; inability of consumers to obtain credit to finance some or all of the cost of their procedures; and decreased consumer confidence.  If macroeconomic conditions do not improve over the long-term, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Recessionary economic conditions, uncertainty in the credit markets, a period of rising energy costs and depressed housing prices have all contributed to a deterioration in volume, especially from patients at lower-income levels.  Deteriorating consumer confidence negatively impacts our financial performance.  The current market conditions in the credit markets and rising unemployment are creating uncertainty and causing potential customers to be more cautious in their purchasing decisions.

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:

•	Market acceptance of laser vision correction services
•	The number of laser vision correction procedures performed
•	The timing of advances by our suppliers and the purchase of such advances or upgrades of equipment by us or our competitors
•	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate
•	Declining economic conditions in the geographic areas in which we operate, which can result in decreased demand for our laser vision correction services
•	The opening, closing or expansion of vision centers
•	Our ability to manage equipment and operating costs
•	Collection rates on self-financed procedures
•	The availability of third-party financing for our patients
•	Regulatory matters
•	Litigation
•	Acquisitions and other transactions

In addition, our revenue and operating results are subject to seasonal factors. In terms of the number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our business is generally weaker in the latter half of the year. We believe these fluctuations are primarily due to:

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

The effectiveness of our marketing programs and messages to consumers can have a significant impact on our financial performance. Over the past several quarters, the effectiveness of marketing has fluctuated, resulting in changes in the cost of marketing per procedure, and variations in our margins.  Less effective marketing programs could negatively affect our profitability or financial condition.

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

If we are unable to attract and retain qualified independent ophthalmologists, our ability to maintain operations at existing vision centers, to attract patients or to open new vision centers could be negatively affected.

We generate our revenues through independent ophthalmologists who work with us to perform surgeries. In certain states where the corporate practice of medicine is prohibited, we contract with professional corporations for ophthalmologists to perform surgeries at our vision centers.  The hiring of independent qualified ophthalmologists is a critical factor in our ability to launch a new vision center successfully, and the retention of those ophthalmologists is a critical factor in the success of our existing vision centers. However, it is sometimes difficult for us to hire or retain qualified ophthalmologists. If we are unable consistently to attract, hire and retain qualified ophthalmologists, our ability to open new vision centers, maintain operations at existing vision centers, or attract patients could be negatively affected.

If technological changes occur which render our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or profitability to decline.

Industry, competitive or clinical factors, among others, may require us to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers.  Such alternative technologies could include various intraocular lens technologies or other new technologies.  Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or profits decline.  An increase in costs could reduce our ability to maintain our profit margin.  An increase in prices could adversely affect our ability to attract new patients.

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

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedure volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including several providers of laser vision correction centers, in some geographic markets where we conduct business.  It is possible that, in the future, our revenues and profitability could decrease as a result of the discounting practices of competitors.

We have significant accounts receivable from internally financed patients that provide credit risk.

A significant percentage of our patients finance some or all of the cost of their procedure.  We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the customer in up to 36 monthly installments.  As of December 31, 2009, we had $7.7 million in gross patient receivables, compared to $15.5 million as of December 31, 2008. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues than we have. If the uncollectible amounts exceed the amounts we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.

Extensive state and federal laws and regulations, some of which may be applicable to our business operations, regulate the extension of credit to patients.  Although we believe that our practices are in material compliance with these laws and regulations, non-compliance could subject us to litigation, enforcement action, or civil or criminal penalties.  Any such action could have a material adverse effect on our business, financial condition and results of operations.

If laser vision correction does not gain broader market acceptance, our profitability and growth will be severely limited.

We believe that our profitability and expansion depend to a large extent on the acceptance of laser vision correction as a safe and effective treatment. There can be no assurance that laser vision correction will be accepted more widely by ophthalmologists, optometrists or the general population as an alternative to existing or future methods of treating refractive vision disorders.  In terms of procedure volume, the industry was relatively flat from 2005 through 2007 and declined in 2008 and 2009, largely due to economic conditions.

Wider acceptance of laser vision correction may be affected adversely by:

•	Concerns about the safety and effectiveness of laser vision correction procedures, including procedures using new technologies
•	General resistance to surgery of any type, and eye surgery in particular
•	Cost, particularly because laser vision correction is not typically covered by government or private insurers
•	The effectiveness of alternate methods of correcting refractive vision disorders, including but not limited to various intraocular lens technologies
•	Possible unknown side effects not yet revealed by long-term follow-up data
•	Regulatory developments
•	Reported adverse events or other unfavorable publicity involving patient outcomes from laser vision correction
•	The results of the FDA’s LASIK study, expected to be completed in 2012

Concerns about potential side effects and long-term results may negatively impact market acceptance of laser vision correction, result in potential liability for us and prevent us from growing our business.

Some people and publications have raised concerns with respect to the predictability and stability of results and potential complications or side effects of laser vision correction.  Physicians have provided laser vision correction in the United States only since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice, product liability or other claims against us.  Courts have awarded several significant verdicts against non-affiliated refractive surgeons in the past.  Consequences of proceedings could include increased liability to us in connection with malpractice litigation, increased difficulty in hiring and retaining qualified independent ophthalmologists who may be wary of the increased liability of laser eye surgery, and decreased operational and financial yield from pre-operative examinations, among other effects that would be adverse to our results of operations and profitability.

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

We depend on limited sources for the excimer lasers and diagnostic equipment we use and for the third-party financing made available to our patients. Shortages of these items or services could hinder our ability to increase our procedure volume.

We use two suppliers, AMO and Alcon, for our lasers.  If either or both of these companies became unwilling or unable to supply us with excimer lasers and diagnostic equipment to repair or replace parts or to provide services, our ability to increase our capacity to perform laser vision correction services at existing vision centers or to open new vision centers could be restricted.

We currently rely primarily on AMO to provide us with patient interface kits, the devices used to create the corneal flap in the LASIK procedure, and McKesson for other disposable items required for LASIK.  If we were to require alternate or additional suppliers, there can be no assurance that such items would be available in the quantities or within the time frames we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could result in a decrease in our revenues and profitability.

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

As described under “Government Regulation” and below, we, excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including all or some of the following:

•	Federal restrictions on the approval, distribution and use of medical devices
•	Anti-kickback statutes in some states
•	Fee-splitting laws in some states
•	Corporate practice of medicine restrictions in some states
•	Physician self-referral laws in some states
•	Anti-fraud provisions in some states
•	Facility license requirements and certificates of need in some states
•	Conflict of interest regulations in some states
•	FDA, FTC, and state rules and regulations regarding advertising and marketing practices
•	Credit and financing regulation

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

Failure of the laser manufacturers to comply with applicable FDA requirements could subject us, the independent ophthalmologists who practice in our vision centers or those manufacturers to enforcement actions, including product seizure, recalls, withdrawal of approvals and civil and criminal penalties.  Further, failure to comply with regulatory requirements, or any adverse regulatory action, could result in limitations or prohibitions on our use of excimer lasers. Any such actions or proceedings could result in negative publicity, which in turn could result in decreased demand for our services and decrease our capacity to perform laser vision correction services.

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

Our business may be adversely impacted by pending healthcare reform.

The U.S. Congress and several states are currently considering healthcare proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to healthcare reform. Healthcare reform may bring significant changes in the financing and regulation of the healthcare industry.  Depending on the nature of such changes, they could have a material adverse effect on our business, financial condition and results of operations.

The FDA is conducting a study to examine LASIK’s impact on quality of life, the results of which could adversely impact broader market acceptance, and our profitability and growth.

The FDA has launched a collaborative study with the National Eye Institute and the U.S. Department of Defense to examine LASIK’s potential impact on quality of life.  The goal of the LASIK Quality of Life Collaboration Project is to determine the percentage of patients with significant quality of life problems after LASIK surgery and identify predictors of these problems.  The project is expected to end in 2012.  The results of the project will help identify factors that can affect quality of life following LASIK and potentially reduce the risk of adverse effects that can impact the surgical outcome. If any of these factors are related to the safety or effectiveness of the lasers used in LASIK surgery, the FDA will evaluate whether any action is necessary. The project is part of the FDA’s ongoing effort to better monitor and improve the safety and effectiveness of the lasers used in LASIK surgery.  The results of this study could adversely impact broader market acceptance of LASIK, which could have a direct impact on our profitability and growth.  In addition, any new adverse regulatory actions by the FDA could result in limitations or prohibitions around LASIK surgery.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, product liability, or other claims brought against us or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with a defect in a product’s performance or malpractice by an ophthalmologist, optometrist, technician or other healthcare professional. Some injuries or defects may not become evident for a number of years.  Significant lawsuits against us could subject us to significant judgments and damage our reputation.  In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We rely primarily and intend to continue to rely primarily on the independent ophthalmologists’ professional liability insurance policies and the manufacturers’ product liability insurance policies, although we have limited umbrella general and professional liability insurance. We require the independent ophthalmologists who use our vision centers to maintain certain levels of professional liability insurance, although an inability of ophthalmologists to procure insurance could disrupt business while replacement ophthalmologists are being recruited.

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

We own a captive insurance company and its payment of significant claims could affect our results of operations and financial condition.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol.  These actions could increase costs associated with our operations, including equipment costs from our third party suppliers.

Because we are uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

The loss of the services of any members of our senior management team could impair our ability to execute our business strategy and as a result, reduce our sales and profitability.

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters and one of our laser vision correction centers are located in a 32,547 sq. ft. office building that we own in Cincinnati, Ohio. Our other laser vision correction centers and our Customer Call and Data Centers are in leased locations.  The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas.  Centers range in size from approximately 1,500 to 6,931 square feet with lease expiration dates through July 31, 2018.   The lease for the facility housing our Customer Call and Data Centers expires on April 30, 2015.

Item 3. Legal Proceedings.

On September 13, 2007, and October 1, 2007, Beaver County Retirement Board and Spencer and Jean Lin, respectively, filed two complaints against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and July 30, 2007. On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division). This third action was filed purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and November 2, 2007. These actions were consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint were seeking damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding our financial performance and prospects were false or misleading. On July 10, 2008, we, together with the other defendants, filed a motion to dismiss the consolidated complaint. On March 25, 2009, the Court dismissed the consolidated complaint with prejudice and entered final judgment in favor of all defendants.  Plaintiffs thereafter filed a motion for reconsideration of the order to dismiss, which the Court denied on November 5, 2009. On December 4, 2009, Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit, which they voluntarily dismissed on January 6, 2010.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf. The plaintiff, Nicholas Weil, asserted that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007. The plaintiff also asserted claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also were the subject of the securities actions described above. We were named as a nominal defendant in the complaint, although the action was derivative in nature. The plaintiff demanded damages and attorney's fees, and sought other equitable relief. On December 20, 2007, the court dismissed this action and entered final judgment.

Our business results in a number of medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies.  In December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of $2.5 million.  At December 31, 2009, we maintained insurance reserves of $9.2 million.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LCAV." There were approximately 14,000 record holders of our common stock as of February 24, 2010.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2009		2008
	High	Low	High	Low
First Quarter	$5.35	$1.99	$20.26	$12.17
Second Quarter	8.02	2.72	13.37	4.54
Third Quarter	7.92	3.50	7.39	4.08
Fourth Quarter	7.01	4.23	4.70	2.16

The Board of Directors may declare dividends in its discretion.  We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.  The Board of Directors periodically reviews the decision to pay a dividend.

The following table sets forth the quarterly cash dividends paid for 2008.  There were no dividends paid in 2009.

2008
First Quarter	$0.18
Second Quarter	0.06
Third Quarter	-
Fourth Quarter	-
$0.24

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to $50.0 million of our common stock.  During 2007, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10.0 million.  We did not purchase any shares during 2008 and 2009 under this program.

Item 6. Selected Financial Data.

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  All amounts are in thousands of U.S. Dollars, except procedure volume and per share data.

	Year Ended December 31,
Consolidated Statements of Operations Data:
	2009	2008	2007	2006	2005
Revenues:
Laser refractive surgery	$129,213	$205,176	$292,635	$238,925	$176,874
Operating costs and expenses:
Medical professional and license fees	28,746	41,797	49,312	42,954	33,499
Direct costs of services	63,579	77,474	97,423	77,612	54,952
General and administrative expenses	16,501	20,262	22,657	21,156	14,021
Marketing and advertising	33,784	52,429	66,469	47,971	31,813
Depreciation	14,198	17,972	11,209	8,453	7,636
Consent revocation solicitation charges	780	-	-	-	-
Restructuring charges	2,696	1,804	-	-	-
Impairment charges	5,414	1,672	-	-	-
Total expenses	165,698	213,410	247,070	198,146	141,921
Operating (loss) income	(36,485)	(8,234)	45,565	40,779	34,953
Equity in earnings from unconsolidated businesses	122	477	814	746	328
Net investment income (loss)	1,785	(1,524)	5,953	6,182	3,929
Other income (loss), net	385	23	(607)	(27)	(397)
(Loss) income before taxes on income	(34,193)	(9,258)	51,725	47,680	38,813

Income tax (benefit) expense	(949)	(2,623)	19,221	19,310	15,832
Net (loss) income	$(33,244)	$(6,635)	$32,504	$28,370	$22,981
Net (loss) income per common share
Basic	$(1.79)	$(0.36)	$1.66	$1.37	$1.12
Diluted	(1.79)	(0.36)	1.64	1.34	1.07

Cash dividends per common share	$-	$0.24	$0.72	$0.54	$0.36

Weighted average shares outstanding
Basic	18,594	18,526	19,572	20,694	20,500
Diluted	18,594	18,526	19,858	21,235	21,492

Selected Operating Data
Laser vision correction procedures	72,776	115,153	192,204	185,268	142,000

	At December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data
Cash, cash equivalents and short-term investments	$52,504	$56,335	$60,148	$95,232	$108,061
Working capital	50,332	55,534	48,673	95,012	112,091
Total assets	112,635	157,482	179,647	190,159	181,259
Debt obligations maturing in one year	3,998	6,985	3,941	3,360	2,122
Long-term debt obligations (less current portion)	9,145	14,120	2,012	2,431	1,434
Retained (deficit) earnings	(9,729)	23,515	34,597	16,320	(919)
Total stockholders' investment	51,027	82,985	93,599	109,116	126,703

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

Results of Operations

Overview
Key financial highlights for the year ended December 31, 2009 include (all comparisons are with 2008):

•	Revenues were $129.2 million compared with $205.2 million; adjusted revenues were $120.1 million compared with $186.5 million,
•	Procedure volume was 72,776 compared with 115,153,
•
Operating loss was $36.5 million compared with operating loss of $8.2 million; adjusted operating loss was $44.7 million compared with adjusted operating loss of $25.1 million.  Operating loss and adjusted operating loss for 2009 included $8.1 million in restructuring and impairment charges and $0.8 million in consent revocation solicitation charges; operating loss and adjusted operating loss for 2008 included $3.5 million in restructuring and impairment charges,

•	Net cash provided by operations was $1.4 million compared with $6.9 million,
•
Net loss was $33.2 million, or $1.79 per share, compared with net loss of $6.6 million, or $0.36 per share.  The 2009 net loss included a $12.2 million, or $0.66 per share, valuation allowance for deferred tax assets, and

•	Cash and investments totaled $54.6 million as of December 31, 2009, compared with $59.5 million as of December 31, 2008.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers.  Our revenues, therefore, depend on our volume of procedures and are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels,
•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals,
•	The availability of patient financing,
•	The level of consumer acceptance of laser vision correction, and
•	The effect of competition and discounting practices in our industry.

Other factors that impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and
•	Our mix of procedures among the different types of laser technology.

Because our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage.  As a result, our level of procedure volume can have a significant impact on our level of profitability.  The following table details the number of laser vision correction procedures performed at our consolidated vision centers during the last three fiscal years.

	2009	2008	2007
First Quarter	27,859	44,159	59,101
Second Quarter	17,864	30,086	48,668
Third Quarter	15,335	21,484	44,547
Fourth Quarter	11,718	19,424	39,888
Year	72,776	115,153	192,204

Our procedure volume and operating results have been severely affected by the general economic slowdown in the United States, resulting in a decline in consumer confidence levels and a reduction in high-end discretionary expenditures for many consumers.  We anticipate these conditions will continue into 2010 and that industry procedure volume is likely to continue to decline compared to prior years, which we expect will negatively affect our revenues.  In response, in 2009 we reduced our workforce by approximately 19% so that our staffing levels would be appropriate for our anticipated procedure volume.  We also closed 12 vision centers and converted one vision center into a licensed facility.  We have no current plans  to open vision centers in new markets or to relocate existing vision centers until the economy improves.  We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts.

We offer our patients acuity programs.  Prior to June 15, 2007, we priced these programs separately.  We offered a no-acuity plan, a one-year acuity plan and a lifetime acuity plan.  We have deferred the revenues from the sale of these programs and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included a one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan began after the expiration of the one-year acuity plan included in the base price and we are recognizing revenues associated with the sale of the lifetime acuity plan beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans and recognized them in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

Effective June 15, 2007, we changed our pricing model and no longer offer separately priced acuity options.  For substantially all patients, we include participation in our acuity programs in the base surgical price.  Under this pricing model, we have not deferred any warranty-related revenue for procedures performed after June 15, 2007.  We are recognizing revenue previously deferred from the sale of the separately priced acuity programs over a seven-year period, our current estimate of the period over which substantially all of the costs of performing the enhancement procedures will be incurred.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties.  We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors.  A reconciliation of revenues and operating losses reported in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) is provided below (dollars in thousands).

	Twelve Months Ended December 31,
	2009	2008	2007
Revenues

Reported U.S. GAAP	$129,213	$205,176	$292,635
Adjustments
Revenues deferred	-	-	20,054
Amortization of prior deferred revenue	(9,107)	(18,719)	(28,067)
Adjusted revenues	$120,106	$186,457	$284,622

Operating (Loss) Income

Reported U.S. GAAP	$(36,485)	$(8,234)	$45,565
Adjustments
Impact of warranty revenue deferral	(9,107)	(18,719)	(8,013)
Amortization of prior professional fees	911	1,872	801
Adjusted operating (loss) income	$(44,681)	$(25,081)	$38,353

Revenues
In 2009, revenues decreased by $76.0 million, or 37.0%, to $129.2 million, from $205.2 million in 2008.  In 2009, adjusted revenues were $120.1 million compared with $186.5 million in 2008.  For vision centers open at least 12 months, procedure volume decreased by approximately 36.9% in 2009 to 67,271, as compared to 106,645 in 2008.  In 2008, revenues decreased by $87.5 million, or 29.9%, to $205.2 million from $292.6 million in 2007.  Adjusted revenues were $186.5 million in 2008 compared with $284.6 million in 2007.  The components of the revenue change include the following (dollars in thousands):

	2009	2008

Decrease in revenues from lower procedure volume	$(68,617)	$(114,100)
Impact from increase in average selling prices, before revenue deferral	2,266	15,935
Change in deferred revenues	(9,612)	10,706
Decrease in revenues	$(75,963)	$(87,459)

The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, decreased slightly to $1,775 in 2009 from $1,782 in 2008, primarily due to the change in deferred revenue.  The average reported revenue per procedure, which includes the impact of deferred revenue from the sale of separately priced acuity programs, increased about 17.0% to $1,782 in 2008 from $1,523 in 2007, primarily as a result of the introduction of IntraLase and secondarily due to the elimination of separately-priced acuity programs.

We experienced a slight increase in both candidacy rates and treatment show rates in 2009 compared to 2008.  However, we have seen a slight decline in both appointment show rates and conversion rates in 2009 compared to 2008.  Patient inquiries are also down.  We believe that these trends and the reduction in procedure volumes are due to the current period of economic uncertainty and other macroeconomic factors, with many consumers deferring large discretionary spending.  Industry sources indicate that the entire laser vision correction industry is negatively impacted by these macroeconomic factors, which include a depressed U.S. housing market, low consumer confidence and high unemployment.

The following table summarizes the effect on year-over-year revenues of the change in deferred revenues for 2009, 2008, and 2007 (dollars in thousands):

	2009	2008	2007
Revenues deferred	$-	$-	$(20,054)
Amortization of prior deferred revenues	9,107	18,719	28,067
Net increase in revenues	$9,107	$18,719	$8,013

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

•	General and administrative costs, including corporate headquarters and call center staff expense and other overhead costs,
•	Marketing and advertising costs, and
•	Depreciation of equipment.

 2009 Compared to 2008

Our operating costs and expenses have some degree of correlation with revenues and procedure volumes due to the fact that some of our costs are variable and some are fixed in nature.  The following table shows the change  in components of operating expenses between 2008 and 2009 in dollars and as a percent of revenues for each period (dollars in thousands):

			(Decrease)/	% of Revenues
	2009	2008	Increase	2009	2008
Medical professional and license fees	$28,746	$41,797	$(13,051)	22.2%	20.4%
Direct costs of services	63,579	77,474	(13,895)	49.2%	37.8%
General and administrative expenses	16,501	20,262	(3,761)	12.8%	9.9%
Marketing and advertising	33,784	52,429	(18,645)	26.1%	25.6%
Depreciation	14,198	17,972	(3,774)	11.0%	8.8%
Consent revocation solicitation charges	780	-	780	0.6%	0.0%
Impairment charges	5,414	1,672	3,742	4.2%	0.8%
Restructuring charges	2,696	1,804	892	2.1%	0.9%

Medical professional and license fees
Medical professional and license fees decreased $13.1 million, or 31.2%, in 2009 from 2008.  Medical professional fees decreased $7.8 million, or 36.5%, due to lower costs and physician fees associated with lower procedure volumes and revenues. License fees decreased $5.2 million, or 25.7%, as a result of lower procedures volumes in 2009 partially offset by lower volume rebates on purchases. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized deferred medical professional fees attributable to prior years of $911,000 in 2009 compared to $1.9 million in 2008.

Direct costs of services
Direct costs of services in 2009 decreased by $13.9 million, or 17.9%, from 2008. Lower salaries, fringe benefits and travel and entertainment expense as a result of our workforce reductions primarily drove the decrease in direct costs of services in 2009 compared to 2008.  This decrease was also the result of lower procedure volumes which drove lower bad debt, surgical supplies, equipment expense, insurance, rent, and financing fees.  These decreases in direct costs of services were offset partially by increased laser rent, deferred compensation, state and local taxes and professional services.   Direct costs as a percentage of revenues increased to 49.2% in 2009 from 37.8% in 2008 due to a 37.0% decline in revenues as a result of lower procedure volume.

General and administrative
General and administrative expenses in 2009 decreased $3.8 million, or 18.6%, from 2008, due primarily to workforce reductions resulting in lower salaries and fringe benefits.   The decrease was also the result of lower professional fees, contracted services, and telecommunications in 2009.

Marketing and advertising expenses
Marketing and advertising expenses in 2009 decreased $18.6 million, or 35.6%, from 2008. These expenses were 26.1% of revenues during 2009, up slightly from 25.6% in 2008. Due largely to declining consumer confidence that resulted in deteriorating returns on some marketing initiatives, we reduced marketing spending levels significantly in 2009 to align our spending better with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Consent Revocation Solicitation Charges
In 2009, we incurred $780,000 in charges related to our successful defense of a consent revocation solicitation initiated by a dissident stockholder group.

Impairment Charges
In 2009, we recorded impairment charges to reduce the carrying amount of long-lived assets by $5.4 million.  These impairment charges reflect our decision in 2009 to close underperforming vision centers by December 31, 2009 in order to preserve cash.  Based on this evaluation, we determined that leasehold improvements with a carrying amount of $2.5 million and excimer lasers with a carrying amount of $3.7 million were no longer recoverable and were in fact impaired.  The leasehold improvements were written down to their estimated fair value of zero.  We adjusted the carrying value of the excimer lasers to their fair value less cost to sell, which we determined based on discounted cash flows and estimated market prices of similar assets.  We are actively marketing and selling unused excimer lasers at December 31, 2009.  Because of deteriorating market conditions, it is reasonably possible that our estimates may change in the near term resulting in the need to adjust our determination of fair value.  Included in the 2009 impairment charges was $487,000 related primarily to the disposal of microkeratomes.

Restructuring Charges
Restructuring charges in 2009 of $2.7 million resulted from the closing of underperforming vision centers in our effort to reduce costs and increase operational efficiencies.  The restructuring charges included $2.2 million of contract termination costs and other center closure costs and $922,000 of employee separation benefits.  Partially offsetting the charges was a benefit of $435,000 due to a change in estimate to certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful negotiations of certain terms with the lessors in 2009.  We successfully negotiated rent buy-outs or sublease agreements with respect to all of the closed vision centers.

Depreciation expense
Depreciation expense decreased by $3.8 million, or 21.0%, in 2009 compared to 2008 as a result of $5.4 million in impairment of assets for the closed vision centers and the microkeratomes, as well as the disposal of our Bausch & Lomb lasers.  In addition, the 2008 impairment charges of $1.7 million did not occur until the end of the year and capital expenditures were minimal in 2009 compared with $14.9 million in 2008.

Non-operating income and expenses
We recorded net investment income of $1.8 million in 2009 compared to a net investment loss of $1.5 million in 2008.  The $3.3 million increase is due primarily to $3.1 million in other-than-temporary impairments on our auction rate security and equity investments occurring in 2008, a $2.4 million increase in deferred compensation asset values resulting from changing market conditions in 2009 compared with 2008, offset by decreases in patient financing income of $1.1 million and investment income of $788,000.  The reduction in patient financing income is due to reduced procedure volume and a lower amount of financing per patient as a result of increases in down payment requirements and other more stringent lending prequalifications.  The reduction in investment income resulted from a shifting of our investment portfolio from taxable and tax exempt bond instruments to higher quality U.S. Treasury money market accounts that earn a lower rate of return.

Income taxes
Our effective income tax rate decreased from 28.3% of pre-tax loss during 2008 to 2.8% of pre-tax loss during 2009.  Our effective tax rate was significantly impacted by the recognition of a $12.2 million valuation allowance against all of our net  deferred tax assets during 2009.  We established a full valuation allowance on our net deferred tax assets in 2009 due to increased uncertainty with respect to our ability to realize the net deferred tax assets in future periods.  We established a valuation allowance of $1.2 million in 2008 for the tax benefit generated from the loss on investments because we did not have capital gains to offset this capital loss.  The impact of the valuation allowance on our 2009 and 2008 effective tax rate was 35.6%  and 12.5%, respectively.

2008 Compared to 2007

The following table shows the change in components of operating expenses between 2007 and 2008 in dollars and as a percent of revenues for each period (dollars in thousands):

			(Decrease)/	% of Revenues
	2008	2007	Increase	2008	2007
Medical professional and license fees	$41,797	$49,312	$(7,515)	20.4%	16.9%
Direct costs of services	77,474	97,423	(19,949)	37.8%	33.3%
General and administrative expenses	20,262	22,657	(2,395)	9.9%	7.7%
Marketing and advertising	52,429	66,469	(14,040)	25.6%	22.7%
Depreciation	17,972	11,209	6,763	8.8%	3.8%
Restructuring expense	1,804	-	1,804	0.8%	0.0%
Impairment of fixed assets	1,672	-	1,672	0.9%	0.0%

Medical professional and license fees
Medical professional and license fees decreased by $7.5 million, or 15.2%, in 2008 when compared to 2007. This decrease was due primarily to lower costs and physician fees associated with lower revenues and procedure volumes, partially offset by higher costs associated with IntraLase license fees.  Medical professional fees decreased $9.2 million, or 30.1%, on lower revenues offset by the effects of deferred medical fees. License fees increased by $1.6 million, or 8.7%.  This is the result of increased procedure fees of $8.6 million associated with the IntraLase femtosecond lasers that were added to our service offering in 2007, partially offset by lower procedures fees on the excimer laser due to lower procedure volumes.  The amortization of prepaid medical professional fees also impacted medical professional and license fees. Prior to implementing our revised pricing structure implemented on June 15, 2007, we deferred $2.0 million of medical professional fees in 2007 as a result of deferring revenue associated with separately priced extended acuity programs. We amortized deferred medical professional fees attributable to prior years of $1.9 million in 2008 and $2.8 million in 2007.

Direct costs of services
Direct costs of services decreased in 2008 by $19.9 million, or 20.5%, over 2007. This decrease was primarily the result of lower expense for new center openings, surgical supplies, employee incentives, laser rent, deferred compensation expense, bad debt and financing fees due to lower procedure volumes and, secondarily, to workforce reductions which reduced salary and stock-based compensation expense.  New center costs in 2008 were $8.4 million as compared to $14.3 million in 2007.  These decreases in direct costs of services were offset partially by increased rent and utilities costs, state and local taxes and professional services.

General and administrative
General and administrative expenses in 2008 decreased by $2.4 million, or 10.6%, compared to 2007.  As a result of workforce reductions and lower procedure volume in 2008, expenses decreased for stock-based compensation, incentives, salaries and fringe benefits.  In addition, expenses in 2007 included $1.0 million in costs associated with a sales and use tax assessment, which did not recur in 2008.

Marketing and advertising expenses
Marketing and advertising expenses decreased by $14.0 million, or 21.1%, in 2008 when compared to 2007. These expenses were 25.6% of revenue during 2008, compared with 22.7% during 2007. Due largely to declining consumer confidence that resulted in deteriorating returns on some marketing initiatives, we reduced marketing spending levels significantly in 2008.  We made this decrease to align our spending better with anticipated consumer demand.

Restructuring Expense
During 2008, we reduced our workforce throughout the United States by approximately 35% so that our staffing levels would be appropriate for our reduced procedure volume levels. Severance costs associated with these workforce reductions were $1.5 million in 2008.

In 2008, we closed three vision centers.  We closed these centers due to a number of factors that included current financial performance, an evaluation of the anticipated timing of improvement in procedure volume and the extent of the expected improvement, as well as the costs associated with closing the center.  These closures resulted in a charge of $308,000, principally related to contract terminations.

Impairment of Fixed Assets
In 2008, we recognized a $1.7 million impairment charge for certain assets held for use in a laser vision correction center and closure of three vision centers.  We wrote down these assets to an approximate fair value based on a discounted cash flow analysis as a result of the decline in the overall U.S. economy and weakening consumer confidence levels, which have adversely impacted procedure volume levels.

Depreciation expense
Depreciation expense increased by $6.8 million, or 60.3%, in 2008 compared to 2007 as a result of capital investments in new centers over the past two years, expenditures at our National Call Center and Data Center, the purchase of IntraLase lasers and capital improvements made to our Bausch & Lomb laser platforms.

Non-operating income and expenses
We recorded a net investment loss of $1.5 million in 2008 as compared to net investment income of $6.0 million in 2007.  The $7.5 million decline is due to $3.1 million in other-than-temporary impairments on our auction rate security and equity investments, a decrease in deferred compensation asset values resulting from changing marketing conditions of $2.0 million and a decrease of $3.1 million in investment income.  The reduction in investment income resulted from a decline in investment holdings that were used for our share buyback program in 2007 and declining deferred compensation plan asset values as a result of deteriorating market conditions.  In addition, we have shifted our remaining investment portfolio from taxable and tax exempt bond instruments to higher quality U.S. Treasury money market accounts that earn a lower rate of return.  A $783,000 increase in income from patient financing charges partially offset these decreases.

Income taxes
Income tax expense decreased from 37.2% of pre-tax income during 2007 to 28.3% of pre-tax loss during the 2008. The decrease resulted primarily from the pre-tax loss for 2008 compared to pre-tax earnings in 2007, and the corresponding effect of favorable permanent differences constituting a larger percentage of our overall tax provision, as well as the non-deductibility of the loss on investments recorded in 2008.  During 2008, we established a valuation allowance of $1.2 million for the tax benefit generated from the loss on investments because we did not have capital gains to offset this capital loss, which resulted in a 28.3% effective tax rate.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands).

	2009	2008	2007
Cash provided (used) by:
Operating activities	$1,401	$6,931	$54,979
Investing activities	6,396	(8,448)	(2,976)
Financing activities	(7,980)	8,315	(59,258)
Net effect of exchange rate changes on cash and cash equivalents	584	(764)	438
Net increase (decrease) in cash and cash equivalents	$401	$6,034	$(6,817)

Cash flows generated from operating activities, a major source of our liquidity, amounted to $1.4 million in 2009, $6.9 million in 2008 and $55.0 million in 2007.  The decrease in cash flow generated from operating activities during 2009 primarily reflects lower earnings on reduced procedure volumes.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we closed under-performing vision centers and reduced headcount in the vision centers, national call center and corporate offices during 2009 and 2008, reduced marketing expense significantly, and are reducing costs in all other discretionary areas.  We are also closely managing working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Gross patient receivables declined $7.7 million in 2009.  At December 31, 2009, working capital (excluding debt due within one year) amounted to $54.3 million compared to $62.5 million at the end of 2008.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 199.3% of current liabilities at December 31, 2009, compared to 200.8% at December 31, 2008.

We continue to offer our own sponsored patient financing.  As of December 31, 2009, we had $5.4 million in patient receivables, net of allowance for doubtful accounts, which was a decrease of $6.9 million, or 56.0%, from December 31, 2008 due to decreased procedure volume.  During 2009, we continued to take steps to improve collection results from internally financed patients, including the use of credit scores to qualify patients for appropriate financing options and higher down payments depending upon those credit scores.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.  However, our ability to collect successfully patient accounts is dependent, in part, on overall economic conditions.  Bad debt expense was 2.6% of revenue in 2009, 2008 and 2007.

Our cash conservation measures also impacted cash flows from investing and financing activities.  Capital expenditures were lower in 2009 as we curtailed new vision center openings and vision center relocations.   During 2008 and 2009, we did not repurchase any shares of our common stock under the $50.0 million share repurchase program authorized by our Board of Directors on August 21, 2007. During 2007, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10.0 million.  In addition, during the third quarter of 2008 our Board of Directors suspended payment of a quarterly dividend.  The Board of Directors will periodically review the decision to pay a dividend.   We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.

On April 24, 2008, we entered into a loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units that we purchased.  At closing, we drew $19.2 million on the loan facility, which requires monthly payments over a five-year period at a fixed interest rate of 4.96%. We typically have financed our laser purchases with operating lease or capital lease obligations provided by the vendors. The IntraLase purchases were made with cash at the time of purchase. The loan transaction freed up that capital to be used in the business for other corporate purposes. The remaining unpaid balance on the bank loan was $12.8 million at December 31, 2009. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms reduces equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that includes a standard treatment, a custom wavefront guided treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1.9 million in related capital lease obligations.  We received cash payments totaling $6.8 million from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements.  We have deferred these amounts and are recognizing them ratably over the lease term.  The unrecognized portion is included in “Accrued liabilities and other” for the current portion and in “Deferred license fees” for the long-term portion in our Condensed Consolidated Balance Sheet at December 31, 2009.  The AMO laser lease qualifies as a capital lease, and the Alcon laser lease qualifies as an operating lease.

We did not open any new vision centers in 2009.  During 2008, we opened six vision centers.  Capital expenditures for 2009 and 2008 were $240,000 and $14.9 million, respectively.  Our costs associated with the opening of a new vision center generally consist of capital expenditures such as the purchase or lease of lasers, diagnostic equipment, office equipment and leasehold improvements.  In addition, we typically incur other startup expenses and pre-opening advertising expenses.  Generally, we estimate the costs associated with opening a new vision center to be between $1.2 million and $1.5 million.  Actual costs vary from vision center to vision center based upon the location of the vision center, the number of lasers purchased or leased for the vision center, the site of the vision center, the cost of grand opening marketing and the level of leasehold improvements required.

The following is a list of the vision centers we opened or (closed) in the last two fiscal years:

2009	2008
(Alpharetta, GA)	Savannah, GA
(Charlotte, NC)	Des Moines, IA
(Las Vegas, NV)	Tulsa, OK
(Scarsdale, NY)	Woodbridge, NJ
(Nashville, TN)	Nashville, TN
(Colorado Springs, CO)	Arlington, TX
(New Haven, CT)	(Boise, ID)
(Fresno, CA)	(Little Rock, AR)
(Grand Rapids, MI)	(Tulsa, OK)
(Sacramento, CA)
(Concord, CA)
(San Mateo, CA)

In January 2010, we closed our San Jose, CA vision center.

At December 31, 2009 and 2008, we held at par value $2.4 million and $5.6 million, respectively, of various auction rate securities.  The assets underlying the auction rate instruments were primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Because these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036. Since these auctions first failed in early 2008, $16.4 million of the related securities have been called at par by their issuers, of which $1.0 million were redeemed in 2009.  We settled an additional $2.3 million in auction rate securities in 2009 at 46% of original par value.

The following table aggregates our obligations and commitments to make future payments under existing contracts at December 31, 2009 (dollars in thousands).  We have excluded contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable. Also excluded from the table is $555,000 in unrecognized tax benefits due to the uncertainty regarding the timing of future cash flows.

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Capital lease obligations	$393	$393	$-	$-	$-
Long-term debt obligations (a)	13,863	4,159	8,318	1,386	-
Operating lease obligations	35,371	10,165	15,955	6,964	2,287
Deferred compensation	400	400	-	-	-
Total	$50,027	$15,117	$24,273	$8,350	$2,287

(a) Includes fixed rate interest payments.

Gross property and equipment decreased $41.7 million from $121.7 million at December 31, 2008, to $80.0 million at December 31, 2009.  As a result of the new laser agreements, Bausch & Lomb assets with a gross cost basis of $25.1 million were disposed of in the second quarter of 2009.  In 2009, we recorded asset impairment charges of $10.3 million as a result of closing vision centers.  We reclassified gross assets of $4.0 million, with a net book value of $1.0 million, consisting primarily of lasers from closed vision centers, to assets held for sale.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months.   We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth when the economy improves.  Our combined cash conservation and expense reduction measures last year included closing 12 underperforming vision centers, reducing marketing expense by approximately $18.6 million, reducing our headcount by 19%, and renegotiating our equipment contracts.  The payroll and equipment cost reductions resulted in an annual savings of approximately $11.0 million.  We ended 2009 with $54.6 million in cash and investments.  As a result of aggressive efforts to reduce costs, the number of procedures per vision center required to reach breakeven has declined to 95 per month.  We estimate the number of procedures companywide required for breakeven cash flow, after capital expenditures and debt service, to be approximately 95,000 per year.  We believe that we have sufficient cash and investments to fund our business beyond 2012 if we perform at least 65,000 procedures annually.  Procedure volume for 2009 was 72,776.  There can be no assurance as to the number of procedures we will perform in 2010.

Critical Accounting Estimates

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ significantly from those estimates.  We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial position and results of operations and require management’s most difficult, subjective and complex judgments.

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

A significant percentage of our patients finance some or all of the cost of their procedure.  We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing.  We derive approximately 6% of our revenues from patients to whom we have provided direct financing.  The terms of our direct financing typically require the customer to pay a set fee up-front, with the remaining balance paid by the patient in up to 36 monthly installments.  Our direct financing program exposes us to significant credit risks, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies.  To ensure that collectability is reasonably assured at the time of the service offering, we actively monitor our bad debt experience and adjust underwriting standards as necessary. In addition to increasing underwriting standards in 2009 and 2008, which included an increase in the minimum deposits required, we took steps to continue to improve collection results from internally financed patients through the use of credit scores to qualify patients for appropriate financing options.

Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2009 of $2.3 million against patient receivables of $7.7 million, compared to an allowance of $3.1 million against patient receivables of $15.5 million at December 31, 2008.  Our policy is to reserve for all patient receivables that remain open past the financial maturity date and to provide reserves for patient receivables prior to the maturity date to reduce patient receivables net of reserves to the estimated net realizable value based on historical collectibility rates and recent default activity. Any excess in our actual allowance for doubtful account write-offs over our estimated bad debt reserve, would adversely impact our results of operations and cash flows.  To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows.

For patients whom we finance with an initial term over 12 months, we charge interest at market rates and we recognize revenues based upon the present values of the expected payments.  Finance and interest charges on patient receivables were $1.5 million in 2009, $2.6 million in 2008 and $1.8 million in 2007. We included these amounts in “Net investment income (loss)” within the Consolidated Statements of Operation.

Insurance Reserves
We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage.  Our captive insurance company has a number of pending claims. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2009, we maintained insurance reserves of $9.2 million, which represent primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported.  This represents a decrease in the reserve, driven principally by lower procedure volumes in 2009 and favorable claim experience, of $335,000 from $9.5 million at December 31, 2008. Our actuaries determine our loss reserves by comparing our historical claim experience to comparable insurance industry experience.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expense payments of $2.5 million.

Accrued Enhancement Expense
Effective June 15, 2007, we include participation in our Satisfaction Program (“acuity program”) in the base surgical price for substantially all of our patients.  Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure.  Under the revised pricing structure, we account for the acuity program as a warranty obligation.  Accordingly, we accrue as a liability the costs we expect to incur to satisfy the obligation and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

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

The balances in deferred revenue at December 31, 2009 and 2008 totaled $14.0 million and $23.1 million, respectively.  We will amortize the December 31, 2009 balance into income as follows (dollars in thousands):

2010	$6,151
2011	4,376
2012	2,516
2013	870
2014	90
$14,003

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

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense:

Fixed Asset Group	Depreciable Lives
Building and building improvements	5 - 39 years
Furniture and fixtures	3 - 7 years
Medical equipment	3 - 5 years
Other equipment	3 - 5 years

We record amortization of leasehold improvements in the Consolidated Statements of Operations as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable.  We write down recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows to fair value, which is generally determined from estimated discounted cash flows for assets held for use.  In evaluating the recoverability of our recorded values and property and equipment, we analyzed the future undiscounted net cash flows for each of our laser vision correction centers, the lowest level for which there are identifiable cash flows.  The key assumption we used to determine the cash flow forecasts included a cash flow period of five years, which is reflective of the remaining useful life of the primary assets within the laser vision correction centers.

During 2009, we recognized $5.4 million in impairment charges due primarily to reducing the carrying amount of long-lived assets.  These impairment charges recognized during 2009 reflect our decision to close underperforming vision centers in order to preserve cash and increase operational effectiveness.  Based on our evaluation of the ongoing value of property and equipment, we determined that leasehold improvements with a carrying amount of $2.5 million and excimer lasers with a carrying amount of $3.7 million were no longer recoverable and were in fact impaired.   We wrote the leasehold improvements down to their estimated fair value of zero.  We adjusted the carrying value of the excimer lasers to their fair value, which we determined based on estimated market prices of similar assets.  We are actively marketing and selling our unused excimer lasers at December 31, 2009, which is reflected by $1.0 million in assets held for sale at that date.  Based on current estimates, the carrying amount for remaining property and equipment was recoverable through future undiscounted cash flows.  Because of deteriorating market conditions, it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value or recoverability.  The fair value measurement utilized in our internal discounted cash flow analysis represent Level 3 inputs under ASC 820.

Deferred tax valuation allowance
U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more-likely-than-not that the deferred tax asset will not be realized.  Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies.

We considered all positive and negative evidence in weighing whether or not the deferred tax assets are more-likely-than-not to be realized, including the current economic conditions and our 2010 operating projections completed during 2009.  After considering all of the evidence, we believe that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets.  Accordingly, in 2009 we established a valuation allowance against all of our net deferred tax assets in the amount of $12.2 million as we believe it is not more-likely-than-not that our net deferred tax assets will be utilized.  We established a valuation allowance of $1.2 million in 2008 for the tax benefit generated from the other-than-temporary impairments recognized in 2008 with respect to certain of our investment holdings because we did not have capital gains to offset these capital losses.

Consolidation
We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (“VIEs”). We have no investments in any VIEs.  In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers.   We account for investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence by the equity method.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The carrying values of financial instruments including cash and cash equivalents, patient and other accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.  We record investments at fair value.

We record short-term investments at market value.  Due to the short-term nature of our investments in corporate bonds and the significant portion of the investments in Treasury money market funds, municipal and U.S. Government bonds, we believe there is little risk to the valuation of debt securities.  The investments in equity securities carry more market risk.

Long-term investments include auction rate securities that are currently failing auction.  We record these investments at fair value using a trinomial discounted cash flow model.  We are divesting all auction rate securities as the market allows.  Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer.  There can be no assurance, however, that the issuers of the auction rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market.  The recent disruptions in the credit and financial markets are having a significant adverse impact to the fair market value of these instruments.  At December 31, 2009, the par value of our auction rate securities held by us was $2.4 million and the fair value was $2.1 million.  Continuing uncertainty in the credit markets, lack of liquidity and rising risk of defaults may adversely impact the fair value of these investments in future periods.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  As a result of this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective based on the criteria described above.

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

Ernst & Young LLP, our independent registered public accounting firm, has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting.  The reports of the independent auditors are included herein.

/s/ David L. Thomas	/s/ Michael J. Celebrezze
David L. Thomas	Michael J. Celebrezze
Chief Operating Officer	Senior Vice President of Finance, Chief Financial
(Co-Principal Executive Officer)	Officer and Treasurer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2007 LCA-Vision Inc. adopted new Financial Accounting Standards Board authoritative guidance on accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2009 of LCA-Vision Inc., and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
February 26, 2010

LCA-VISION INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	At December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$24,049	$23,648
Short-term investments	28,455	32,687
Patient receivables, net of allowance for doubtful accounts of $1,645 and $1,465	4,562	9,678
Other accounts receivable	2,002	2,515
Assets held for sale	1,031	-
Prepaid professional fees	615	911
Prepaid income taxes	12,270	8,957
Deferred tax assets	-	4,708
Deferred compensation plan assets	400	-
Prepaid expenses and other	5,582	5,299

Total current assets	78,966	88,403

Property and equipment	79,993	121,734
Accumulated depreciation and amortization	(53,995)	(70,235)
Property and equipment, net	25,998	51,499

Long-term investments	2,090	3,126
Patient receivables, net of allowance for doubtful accounts of $674 and $1,662	854	2,645
Deferred compensation plan assets	-	2,196
Investment in unconsolidated businesses	137	377
Deferred tax assets	-	7,027
Other assets	4,590	2,209

Total assets	$112,635	$157,482

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$6,504	$8,169
Accrued liabilities and other	11,581	8,608
Deferred revenue	6,151	9,107
Deferred compensation liability	400	-
Debt obligations maturing in one year	3,998	6,985

Total current liabilities	28,634	32,869

Long-term rent obligations and other	2,395	1,820
Long-term debt obligations (less current portion)	9,145	14,120
Deferred compensation liability	-	2,196
Insurance reserve	9,154	9,489
Deferred license fee	4,428	-
Deferred revenue	7,852	14,003

Stockholders' Investment
Common stock ($.001 par value; 25,287,387 and 25,199,374 shares and 18,619,185 and 18,552,985 shares issued and outstanding, respectively)	25	25
Contributed capital	174,325	174,206
Common stock in treasury, at cost (6,668,202 shares and 6,646,749 shares)	(114,668)	(114,632)
Retained (deficit) earnings	(9,729)	23,515
Accumulated other comprehensive income (loss)	1,074	(129)
Total stockholders' investment	51,027	82,985

Total liabilities and stockholders' investment	$112,635	$157,482

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues - Laser refractive surgery	$129,213	$205,176	$292,635

Operating costs and expenses
Medical professional and license fees	28,746	41,797	49,312
Direct costs of services	63,579	77,474	97,423
General and administrative expenses	16,501	20,262	22,657
Marketing and advertising	33,784	52,429	66,469
Depreciation	14,198	17,972	11,209
Consent revocation solicitation charges	780	-	-
Impairment charges	5,414	1,672	-
Restructuring charges	2,696	1,804	-

Operating (loss) income	(36,485)	(8,234)	45,565

Equity in earnings from unconsolidated businesses	122	477	814
Net investment income (loss)	1,785	(1,524)	5,953
Other income (loss), net	385	23	(607)

(Loss) income before taxes on income	(34,193)	(9,258)	51,725

Income tax (benefit) expense	(949)	(2,623)	19,221

Net (loss) income	$(33,244)	$(6,635)	$32,504

Net (loss) income per common share
Basic	$(1.79)	$(0.36)	$1.66
Diluted	$(1.79)	$(0.36)	$1.64

Dividends declared per share	$-	$0.24	$0.72

Weighted average shares outstanding
Basic	18,594	18,526	19,572
Diluted	18,594	18,526	19,858

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net (loss) income	$(33,244)	$(6,635)	$32,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,198	17,972	11,209
Provision for loss on doubtful accounts	3,320	5,355	7,675
(Gain) loss on investments	(48)	3,115	(111)
Impairment charges	5,414	1,672	-
(Gain) loss on sale of property and equipment	(385)	2	596
Deferred income taxes	10,943	4,965	5,369
Stock-based compensation	790	1,878	5,024
Insurance reserve	(335)	996	2,330
Equity in earnings from unconsolidated affiliates	(122)	(477)	(814)
Distributions from unconsolidated affiliates	362	690	1,128
Changes in operating assets and liabilities:
Patient receivable	3,587	(410)	(11,500)
Other accounts receivable	513	3,426	1,080
Prepaid income taxes	(3,313)	(2,566)	(4,035)
Prepaid expenses and other	773	(223)	1,338
Accounts payable	(1,665)	(2,227)	5,132
Deferred revenue, net of professional fees	(8,196)	(16,847)	(7,212)
Accrued liabilities and other	8,809	(3,755)	5,266
Net cash provided by operations	1,401	6,931	54,979

Cash flows from investing activities:
Purchases of property and equipment	(240)	(14,869)	(28,864)
Proceeds from sale of property and equipment	466	18	-
Purchases of investment securities	(327,367)	(391,026)	(330,826)
Proceeds from sale of investment securities	333,438	396,674	356,874
Other, net	99	755	(160)
Net cash provided by (used in) investing activities	6,396	(8,448)	(2,976)

Cash flows from financing activities:
Principal payments of capital lease obligations and loan	(7,962)	(6,410)	(5,782)
Proceeds from loan	-	19,184	-
Shares repurchased for treasury stock	(36)	(205)	(44,940)
Tax benefits related to stock-based compensation	-	-	1,949
Exercise of stock options	18	193	3,499
Dividends paid to stockholders	-	(4,447)	(13,984)
Net cash (used in) provided by financing activities	(7,980)	8,315	(59,258)

Net effect of exchange rate changes on cash and cash equivalents	584	(764)	438

Increase (decrease) in cash and cash equivalents	401	6,034	(6,817)

Cash and cash equivalents at beginning of year	23,648	17,614	24,431

Cash and cash equivalents at end of year	$24,049	$23,648	$17,614

See Notes to Consolidated Financial Statements

LCA-VISION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(Dollars in thousands)

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	25,199,734	$25	25,114,244	$25	24,814,542	$25
Employee stock plans	87,653	-	85,490	-	299,702	-
Balance at end of year	25,287,387	$25	25,199,734	$25	25,114,244	$25

Common Stock in Treasury
Balance at beginning of year	(6,646,749)	$(114,632)	(6,631,586)	$(114,427)	(4,993,194)	$(69,487)
Shares repurchased	(21,453)	(36)	(15,163)	(205)	(1,638,392)	(44,940)
Balance at end of year	(6,668,202)	$(114,668)	(6,646,749)	$(114,632)	(6,631,586)	$(114,427)

Contributed Capital
Balance at beginning of year		$174,206		$172,965		$162,245
Employee stock plans		18		193		3,499
Stock based compensation		790		1,878		5,024
Deferred tax (expense) benefit of disqualified stock options		(689)		(830)		2,197
Balance at end of year		$174,325		$174,206		$172,965

Retained Earnings (Deficit)
Balance at beginning of year		$23,515		$34,597		$16,320
Cumulative effect of change in accounting principle		-		-		(243)
Net (loss) income		(33,244)		(6,635)		32,504
Dividends paid, $0.24 and $0.72 per common share in 2008 and 2007 respectively		-		(4,447)		(13,984)
Balance at end of year		$(9,729)		$23,515		$34,597

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$(129)		$439		$13
Foreign currency translation adjustments		631		(533)		367
Unrealized investment gain (loss), net of tax of ($381), $16, and ($39)		572		(35)		59
Balance at end of year		$1,074		$(129)		$439

Total Stockholders' Investment		$51,027		$82,985		$93,599

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Summary of Significant Accounting Policies

Business
We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use two suppliers for fixed-site excimer lasers:  Abbott Medical Optics (“AMO”) and Alcon Inc. (“Alcon”).  Our vision centers are supported by independent board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.   Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1997.

As of December 31, 2009, we operated 63 LasikPlus® fixed-site laser vision correction centers in the United States and a joint venture in Canada.  Included in the 63 centers is one vision center licensed to an ophthalmologist to operate using our trademarks.  Due to the nature of our operations and organization, we operate in only one business segment.

Consolidation and Basis of Presentation
We use the consolidation method to report our investment in majority-owned subsidiaries and other companies that are not considered variable interest entities (“VIEs”).  We have no investments in any VIEs.   In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers.  Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence are accounted for by the equity method.  Intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates
The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include investments, patient financing receivables and reserves, insurance reserves, income taxes and enhancement accruals.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Reclassifications
We have reclassified certain prior-period amounts in the Consolidated Financial Statements to conform to current period presentation.  The reclassifications were not material to the Consolidated Financial Statements.

Cash and Cash Equivalents
We consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents.

Investments
Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  Currently, we classify all securities as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss), a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  We include this amortization in the caption “Net investment income (loss)” within the Consolidated Statements of Operations.  We also include in net investment income realized gains and losses and declines in value judged to be other-than-temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment income (loss).

Patient Receivables and Allowance for Doubtful Accounts
We provide patient financing to some of our customers, including those who could not otherwise obtain third-party financing. The terms of the financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s checking account over a period of 12 to 36 months.  We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program.  Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge off receivables against the allowance for doubtful accounts when it is probable a receivable will not be recovered.  Our policy is to reserve for all receivables that remain open past their financial maturity date and to provide reserves for receivables prior to the maturity date so as to bring receivables net of reserves down to the estimated net realizable value based on historical collectibility rates, recent default activity and the current credit environment.  Bad debt expense was $3.3 million, $5.4 million, and $7.7 million, or 2.6% of revenues, for 2009, 2008, and 2007, respectively.

For patients whom we finance with an initial term over 12 months, we charge interest at market rates, and we recognize revenues based upon the present values of the expected payments.  Finance and interest charges on patient receivables were $1.5 million in 2009, $2.6 million in 2008 and $1.8 million in 2007. We include these amounts in net investment income (loss) within the Consolidated Statements of Operation.

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

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense:

Fixed Asset Group	Depreciable Lives
Building and building improvements	5 - 39 years
Furniture and fixtures	3 - 7 years
Medical equipment	3 - 5 years
Other equipment	3 - 5 years

We record amortization of leasehold improvements in the Consolidated Statements of Operations as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable.  We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows.  During 2008, we recognized fixed asset impairment charges of $553,000 for certain assets held for use in a laser vision correction center.  We also incurred impairment charges of $5.4 million and $1.1 million in 2009 and 2008, respectively, primarily as a result of our decision to close under-performing vision centers. The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows. We will continue to incur cash expenditures related to these vision centers in the form of future facility lease payments, excimer laser lease payments and costs associated with post-operative and post-surgical enhancements. For vision centers where we will license an ophthalmologist to operate using our trademarks, we will generate future cash in-flows in the form of license fees.  In 2009, we did not record any impairments on remaining vision center assets held for use.

Deferred Compensation Plan Assets
We maintain a self-directed non-qualified deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  We invest the deferred compensation plan assets in a variety of mutual funds including a money market fund, a bond fund and several equity funds.  We report these assets at fair value.  In 2009, the Compensation Committee of our Board of Directors approved the termination of our deferred compensation plan.  We distributed approximately $2.4 million to participants in December 2009.  There was $400,000 remaining at December 31, 2009, that was distributed to participants in January 2010.

Accrued Enhancement Expense
Effective June 15, 2007, we included participation in our Satisfaction Program (acuity program) in the base surgical price for substantially all of our patients.  Under the acuity program, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure.  Under this pricing structure, we account for the acuity program as a warranty obligation. Accordingly, we accrue the costs expected to be incurred to satisfy the obligation as a liability and direct cost of service at the point of sale given our ability to reasonably estimate such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed.  Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Deferred Revenues
Prior to June 15, 2007, we separately priced our acuity programs, which included a no-acuity plan, a one-year acuity plan, and a lifetime acuity plan. U.S. GAAP requires 100% of revenues from the sale of extended acuity programs to be deferred and recognized over the life of the contract on a straight-line basis unless sufficient experience exists to indicate that the costs to provide the service will be incurred other than on a straight-line basis.  We have sufficient experience to support recognition on other than a straight-line basis.  Accordingly, we have deferred these revenues and are recognizing them over the period in which the future costs of performing the enhancement procedures are expected to be incurred.  For programs that included one-year and lifetime options but did not include a no-acuity option, costs associated with the sale of the lifetime acuity plan begin after the expiration of the one-year acuity plan included in the base price.  Accordingly, we deferred 100% of all revenues associated with the sale of the lifetime acuity plan and are recognizing them beginning one year after the initial surgery date.  For programs that included a no-acuity option in addition to the one-year and lifetime options, we deferred all revenues from the sale of the one-year and lifetime acuity plans and recognized them in proportion to the total costs expected to be incurred, beginning immediately following the initial surgical procedure.

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

Insurance Reserves
We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2009 and 2008, we maintained insurance reserves of $9.2 million and $9.5 million, respectively, which primarily represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported.   Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience.  Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of $2.5 million.

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

In the ordinary course of business, there are certain transactions and calculations where the ultimate tax determination is uncertain.   The evaluation of a tax position in accordance with U.S. GAAP is a two-step process.  The first step is a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is assessed to determine the cost or benefit to be recognized in the financial statements.  We adopted the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), on January 1, 2007 as further discussed in Note 7.  The cumulative effect of adoption of ASC 740 resulted in a reduction to the January 1, 2007 opening retained earnings balance of $243,000.

Per Share Data
Basic per share data is income applicable to common shares divided by the weighted average common shares outstanding.  Diluted per share data is income applicable to common shares divided by the weighted average common shares outstanding plus shares issuable upon the vesting of outstanding restricted stock units and the exercise of in-the-money stock options.

The following is a reconciliation of basic and diluted (loss) earnings per share (in thousands, except per share data).

	For the Year Ended December 31,
	2009	2008	2007

Basic (Loss) Earnings
Net (loss) income	$(33,244)	$(6,635)	$32,504
Weighted average shares outstanding	18,594	18,526	19,572
Basic (loss) earnings per share	$(1.79)	$(0.36)	$1.66

Diluted (Loss) Earnings
Net (loss) income	$(33,244)	$(6,635)	$32,504
Weighted average shares outstanding	18,594	18,526	19,572
Effect of dilutive securities
Stock options	-	-	251
Restricted stock	-	-	35
Weighted average common shares and potential dilutive shares	18,594	18,526	19,858
Diluted (loss) earnings per share	$(1.79)	$(0.36)	$1.64

For 2007, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the year in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  The total number of these shares in 2007 was 42,970.  For 2009 and 2008, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

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

Marketing and Advertising Expenditures
We expense marketing and advertising costs as incurred, except for the costs associated with direct mail.  Direct mail costs include printing mailers for future use, purchasing mailing lists of potential customers and postage cost.  We expense printing and postage costs as the items are mailed.  Prepaid advertising expense (principally direct mail cost) was $772,000 at December 31, 2009, and $1.5 million at December 31, 2008.

Stock-Based Compensation
We account for stock-based payment transactions in which we receive employee services in exchange for (a) our stock or (b) liabilities that are based on the fair value of our stock or that may be settled by the issuance of our stock. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. We recognize stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Employee Benefits.”

Geographic Information
We have no operations or assets in any countries other than the U.S. and Canada.  No single customer represented more than 10% of revenues in 2009, 2008, or 2007.  Information about our domestic and international operations is as follows:

	Revenues from External Customers			Net Assets		Property and Equipment
(in thousands)	2009	2008	2007	2009	2008	2009	2008
United States	$129,213	$205,176	$292,635	$46,689	$79,252	$25,998	$51,499
Canada	-	-	-	4,338	3,733	-	-
	$129,213	$205,176	$292,635	$51,027	$82,985	$25,998	$51,499

Fair Value Measurements
During the first quarter of 2008, we adopted FASB ASC 820 (“ASC 820”), Fair Value Measurements and Disclosures (formerly referenced as FASB Statement of Financial Accounting Standard  No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements with respect to our financial assets and liabilities.  During the first quarter of 2009, we adopted ASC 820 with respect to our nonfinancial assets and liabilities. This new accounting standard does not require any new fair value measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk (including our own non-performance risk).

New Accounting Pronouncements
In June 2009, the FASB confirmed the “FASB Accounting Standards of Codification” (“ASC”) as the single source of authoritative nongovernmental U.S. GAAP.  The ASC does not change current U.S. GAAP, but instead simplifies user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the ASC is considered nonauthoritative.  We adopted the ASC as of July 1, 2009, which did not have any impact on our financial position, results of operations, or cash flows at December 31, 2009.

Subsequent Events
We evaluated all events or transactions that occurred after December 31, 2009 through the date we issued these Consolidated Financial Statements.

2.	Stockholders' Investment

Capital Stock
We have 27.5 million authorized shares of common stock with $0.001 per share par value and 5.0 million authorized shares of preferred stock. The holders of the common stock may cast one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared from time to time by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of common stock share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Rights Agreement
On November 24, 2008, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right (a “Right”) on each outstanding share of common stock.  The Rights Plan expired on November 29, 2009 because the Rights Plan was not approved by stockholders.  The adoption and expiration of the Rights Plan had no impact on our financial position or results of operations.

Share Repurchase Programs
On November 22, 2006, we announced that the Board of Directors authorized a share repurchase plan under which we were authorized to purchase up to $50.0 million of our common stock.  Through August 13, 2007, we repurchased 1.5 million shares of our common stock under this program at an average price of $33.75 per share, for a total cost of approximately $50.0 million.  On August 21, 2007, our Board of Directors authorized a new share repurchase plan under which we are authorized to purchase up to an additional $50.0 million of our common stock.  Through December 31, 2008, we repurchased 588,408 shares of our common stock under this new program at an average price of $16.99 per share, for a total cost of approximately $10.0 million.  We did not purchase any shares of our common stock in 2009 under this program.   At December 31, 2009, we held 6.7 million shares of our common stock in treasury.

Dividend
We paid a quarterly dividend from the third quarter of 2004 through the second quarter of 2008.  Our Board of Directors reviews the decision to pay a dividend quarterly.   In the third quarter of 2008, the Board of Directors decided to suspend payment of dividends and periodically reassess its decision.

3.	Investment in Unconsolidated Businesses

Our investments in unconsolidated businesses were $137,000 and $377,000 at December 31, 2009 and 2008, respectively.   These balances represent our equity investment in Eyemed/LCA-Vision, LLC (50% ownership at December 31, 2009).  We account for this investment using the equity method of accounting.

4.	Investments

Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	As of December 31,
	2009	2008
Short-term investments:
Corporate obligations	$13,818	$20,971
U.S. governmental notes and agencies	3,728	1,400
Municipal securities	8,544	7,982
Equities	2,365	1,784
Auction rate municipal debt	-	550
Total short-term investments	28,455	32,687

Long-term investments:
Auction rate municipal debt	1,062	1,357
Auction rate preferred securities	1,028	1,093
Auction rate securities - credit default swaps	-	676
Total long-term investments	2,090	3,126

Total investments	$30,545	$35,813

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):
	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$13,818	$-	$-	$13,818
U. S. government notes and agencies	3,728	-	-	3,728
Municipal securities	8,459	85	-	8,544
Equities	1,487	878	-	2,365
Auction rate municipal securities	1,010	52	-	1,062
Auction rate preferred securities	999	29	-	1,028
Total Investments	$29,501	$1,044	$-	$30,545

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,971	$-	$-	$20,971
U.S. government notes and agencies	1,400	-	-	1,400
Municipal securities	7,885	97	-	7,982
Equities	1,784	-	-	1,784
Auction rate municipal securities	1,907	-	-	1,907
Auction rate preferred securities	1,093	-	-	1,093
Auction rate securities - credit default swaps	676	-	-	676
Total Investments	$35,716	$97	$-	$35,813

We recognized gross realized gains of $413,000 and $10,000 on the sale of our marketable securities during the year ended December 31, 2009 and 2008, respectively.  With the exception of other-than-temporary impairments, we had no gross realized losses during the years ended December 31, 2009 and 2008, respectively. We recognized $29,000 and $336,000 in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during 2009.  We recognized $2.0 million and $1.2 million in other-than-temporary impairments to certain of our auction rate securities and equities, respectively, during 2008. We did not recognize any other-than-temporary impairments in 2007.  We include realized gains, losses and other-than-temporary impairments in “Net investment income (loss)” in our accompanying Consolidated Statements of Operations.  When evaluating the investments for other-than-temporary impairment, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell, the investment before recovery of the investment’s amortized cost basis.  The impairments recognized in 2009 on our auction rate and equity securities occurred in the first quarter.  Subsequent to the first quarter, the fair value of our investments exceeded the respective adjusted cost basis.

The net carrying value and estimated fair value of debt and equity securities available for sale at December 31, 2009, by contractual maturity, are shown below (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$17,546	$17,546
Due after one year through three years	8,459	8,544
Due after three years	2,009	2,090
Total debt securities	28,014	28,180
Equities	1,487	2,365
Total investments	$29,501	$30,545

Auction Rate Securities
At December 31, 2009 and 2008, we held various auction rate securities with par values of $2.4 million and $5.6 million, respectively.  The assets underlying the auction rate instruments were primarily municipal bonds, preferred closed end funds, and credit default swaps.  Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 28 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these auction rate securities than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for our auction rate securities range from 2016 to 2036. Since these auctions have failed, $16.4 million of the related securities were called at par by their issuers, including $1.0 million in 2009.  We redeemed an additional $2.3 million in auction rate securities in 2009 at 46% of original par value.

At December 31, 2009, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to December 31, 2009, as long-term.

5. Debt

Long-term debt obligations consist of (dollars in thousands):

	Amount Outstanding
	December 31, 2009	December 31, 2008
Capitalized lease obligations	$390	$4,213
Bank loan	12,753	16,892
Total debt obligations	13,143	21,105
Debt obligations maturing in one year	3,998	6,985
Long-term obligations (less current portion)	$9,145	$14,120

We use capitalized lease obligations to finance purchases of some of our medical equipment. The leases cover a period of 24 months to 36 months from the date the medical equipment is installed.

On April 24, 2008, we entered into a bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

Aggregate maturities of long-term debt and capital lease obligations are (dollars in thousands):

2010	$3,998
2011	3,790
2012	3,983
2013	1,372
2014	-

The estimated fair value of our long-term debt and capital lease obligations is $12.5 million based on the present values of the underlying cash flows.

6. Fair Value Measurements

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date.  ASC 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$24,049	$-	$-	$24,049
Available-for-sale securities	2,365	26,090	2,090	30,545
Deferred compensation assets	400	-	-	400
Total	$26,814	$26,090	$2,090	$54,994

Liabilities:
Deferred compensation liabilities	$400	$-	$-	$400

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of December 31, 2008 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$23,648	$-	$-	$23,648
Available-for-sale securities	1,784	30,903	3,126	35,813
Deferred compensation assets	2,196	-	-	2,196
Total	$27,628	$30,903	$3,126	$61,657

Liabilities:
Deferred compensation liabilities	$2,196	$-	$-	$2,196

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate investment instruments are classified in Level 3 because they are valued using a trinomial discounted cash flow model (see Note 4).  We maintain a self-directed non-qualified deferred compensation plan structured as a rabbi trust for certain highly compensated individuals. The investment assets of the rabbi trust are valued using quoted market prices. The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices. We consider our credit risk, taking into consideration the legal rights of participants to receive deferred amounts, in the fair value determination of the deferred compensation liability.  In 2009, our Compensation Committee approved terminating the deferred compensation plan as of  December 31, 2009.  We made distributions of approximately $2.4 million to participants in December 2009.  We distributed the remaining $400,000 to participants in January 2010.

The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) during 2009 and 2008 (dollars in thousands).

Description	2009	2008
Balance as of January 1	$3,126	$-
Assets acquired	-	2,726
Assets sold or redeemed	(829)	(15,400)
Transfers (out of) into Level 3	(258)	17,750
Losses included in earnings	(29)	(1,950)
Gains included in other comprehensive income	80	-
Balance as of December 31	$2,090	$3,126

During 2009, we recognized $5.4 million in impairment charges to reduce the carrying amount of long-lived assets.  These impairment charges recognized during 2009 primarily reflect our decision to close underperforming vision centers.  Based on our evaluation of the ongoing value of property and equipment, we determined that leasehold improvements with a carrying amount of $2.5 million and excimer lasers with a carrying amount of $3.7 million were no longer recoverable and were in fact impaired.   The leasehold improvements were written down to their estimated fair value of zero.  We adjusted the carrying value of the excimer lasers to their fair value less cost to sell, which we determined based on estimated market prices of similar assets.  We are actively marketing and selling our unused excimer lasers at December 31, 2009, which is reflected by $1.0 million in assets held for sale at that date.  Because of deteriorating market conditions, it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value or recoverability.  The fair value measurement utilized in our internal discounted cash flow analysis represent Level 3 inputs under ASC 820.

7.	Income Taxes

The following table presents the components of income tax (benefit) expense for the three years ended December 31, 2009 (dollars in thousands):

	2009	2008	2007
Current:
Federal	$(11,679)	$(7,981)	$11,990
State and local	(213)	393	1,862
Total current	(11,892)	(7,588)	13,852

Deferred:
Federal	$9,356	$5,314	$4,865
State and local	1,587	(349)	504
Total deferred	10,943	4,965	5,369

Income tax (benefit) expense	$(949)	$(2,623)	$19,221

The following table presents (loss) income before income taxes for the three years ended December 31, 2009 (dollars in thousands):

	2009	2008	2007
United States	$(34,184)	$(9,723)	$50,880
Canada	(9)	465	845
Total	$(34,193)	$(9,258)	$51,725

The following table reconciles the U.S. statutory federal income tax rate and the tax (benefit) expense shown in our Consolidated Statements of Operations (dollars in thousands):

	2009	2008	2007
Tax at statutory federal rate	$(11,968)	$(3,240)	$18,104
State and local income taxes, net of federal benefit	(1,286)	(94)	1,714
Permanent differences	69	(220)	(194)
Other	52	(229)	(403)
Valuation allowance	12,184	1,160	-

Income tax (benefit) provision	$(949)	$(2,623)	$19,221

We have made no provision for U.S. income taxes on undistributed earnings of approximately $4.3 million from our international business because it is our intention to reinvest those earnings in that operation.  If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.  The amount of additional tax that might be payable upon reparation of these foreign earnings is approximately $356,000.

U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more-likely-than-not that the deferred tax asset will not be realized.  Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies.

We considered all positive and negative evidence in weighing whether or not the net deferred tax assets are more-likely-than-not to be realized, including the current economic conditions and our 2010 operating projections completed during 2009.  After considering all of the evidence, we believe that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets.  Accordingly, in 2009 we established a valuation allowance against all of our net deferred tax assets in the amount of $12.2 million as we believe it is not more-likely-than-not that our net deferred tax assets will be utilized.  A valuation allowance of $1.2 million was established in 2008 for the tax benefit generated from the other-than-temporary impairments recognized in 2008 with respect to certain of our investment holdings since we do not have capital gains to offset these capital losses.

As of December 31, 2009, we had net operating loss carryforwards for state income taxes of approximately $31.2 million, which will be available to offset future taxable income. Approximately $8.7 million of state net operating loss is subject to an annual IRC Section 382 limitation of $5.3 million.  If not used, these carryforwards will expire between 2013 and 2029. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' equity.

Deferred taxes arise because of temporary differences in the book and tax bases of certain assets and liabilities.  The following table shows the significant components of our deferred taxes (dollars in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Deferred revenue	$4,902	$8,090
Allowance for doubtful accounts	902	1,216
Accrued enhancement expense	715	394
Deferred compensation	156	854
Insurance reserves	1,447	1,601
Deferred lease credits	714	495
Share-based compensation	643	1,135
Vendor rebates	2,252	-
Investments	1,288	1,160
Net operating loss carryforward	1,399	548
Other	688	281
Valuation allowance	(13,344)	(1,160)
Total deferred tax assets	$1,762	$14,614

Deferred tax liabilities:
Property and equipment	$1,153	$2,404
Pre-paid postage	270	388
Deferred lease incentives	213	87
Prepaid service	126	-
Total deferred tax liabilities	$1,762	$2,879

Net deferred tax assets	$-	$11,735

Changes in unrecognized tax benefits were as follows (dollars in thousands):

Balance at December 31, 2007	$574

Additions based on tax positions related to the current year	2
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	(47)
Reductions due to statute expiration	(19)
Settlements	(146)

Balance at December 31, 2008	$441

Additions based on tax positions related to the current year	$196
Additions for tax positions of prior years	102
Reductions for tax positions of prior years	(124)
Reductions due to statute expiration	(27)
Settlements	(33)

Balance at December 31, 2009	$555

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $555,000.  It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months.  However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations.  During the year ended December 31, 2009, we recognized tax expense of approximately $21,000 in interest and penalties.  We have approximately $122,000 in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2009.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, we are subject to audit by taxing authorities for fiscal years ending after 2007. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing; however the statute of limitations also remains open for prior tax years because, in 2007, we utilized net operating losses that were generated in prior years.  The net operating loss carryforwards from those prior tax years are subject to adjustments for three years after the filing of the income tax return for the year in which the net operating losses are utilized.  During the June 2008 quarter, the Internal Revenue Service completed its examination of our 2006 tax returns with no significant effect to the financial statements.  In the fourth quarter of 2009, the Internal Revenue Service initiated an examination of the tax year 2008.  We cannot predict the timing of the conclusion of this audit.  Based on the early status of the audit and the protocol of finalizing audits by the relevant tax authorities, we cannot estimate the impact of such changes, if any, to previously recorded unrecognized tax benefits.

8.	Leasing Arrangements

We lease office space for our vision centers under lease arrangements that qualify as operating leases.  For leases that contain pre-determined fixed escalations of the minimum rentals and/or rent abatements subsequent to taking possession of the leased property, we recognize the related rent expense on a straight–line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits.  We use capitalized leases to finance certain excimer lasers used in the laser vision correction procedures.  We include capital lease assets in property and equipment.

The following table displays our aggregate minimal rental commitments under noncancellable leases for the periods shown (dollars in thousands):

	December 31, 2009
	Capital Leases	Operating Leases
Year
2010	$393	$10,165
2011	-	8,641
2012	-	7,314
2013	-	4,969
2014	-	1,995
Beyond 2014	-	2,287
Total minimum rental commitment	$393	$35,371
Less interest	3
Present value of minimum lease payments	$390
Less current installments	390
Long-term obligations at December 31, 2009	$-

Total rent expense under operating leases amounted to $11.5 million in 2009, $11.8 million in 2008 and $11.5 million in 2007.

Effective March 1 and April 1, 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two.  The standardization of our excimer laser platforms will reduce equipment and maintenance costs, while allowing us to continue to offer the same broad spectrum of treatment options that include a standard treatment, a custom wavefront treatment, an optimized treatment and IntraLase femtosecond technology.  As part of the transactions, we disposed of our Bausch & Lomb lasers and retired $1.9 million in related capital lease obligations.  We received cash payments totaling $6.8 million from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements.  We have deferred these amounts and will recognize them ratably over the lease term.  We included the unrecognized portion in “Deferred license fee” in our Consolidated Balance Sheet at December 31, 2009.

The AMO laser lease qualifies as a capital lease and the Alcon laser lease qualifies as an operating lease.

9.	Employee Benefits

Savings Plan
We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants' accounts. We made contributions of $531,000 in 2008 and $80,882 in 2007.  There was no contribution in 2009 as we have suspended contributions to the plan.

Stock Incentive Plans
We have four stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), and the 2006 Stock Incentive Plan (“2006 Plan”).  With the adoption of the 2006 Plan, all prior plans were frozen and no new grants will be made from the 1995 Plan, the 1998 Plan or the 2001 Plan.  Under the stock incentive plans, at December 31, 2009, approximately 576,000 shares of our common stock were reserved for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 39,000 shares under the 1995 Plan, 160,000 shares under the 1998 Plan, 100,000 shares under the 2001 Plan, and 277,000 shares under the 2006 Plan.  At December 31, 2009, a total of 1.3 million shares were available for future awards under the 2006 Plan.  The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

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

The components of our pre-tax stock-based compensation expense (net of forfeitures) and associated income tax benefits are as follows (in thousands of dollars):

	2009	2008	2007
Stock Options	$18	$267	$2,179
Restricted Stock	772	1,611	2,845
	$790	$1,878	$5,024

Income Tax Benefit	$325	$767	$1,294

Stock Options
Our stock incentive plans permit certain employees to receive grants of fixed-price stock options.  The option price is equal to the fair value of a share of the underlying stock at the date of grant.  Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.

We estimate the fair value of each stock option on the date of the grant using a Black-Scholes option pricing model that uses assumptions noted below.  We base expected volatility on a blend of implied and historical volatility of our common stock.  We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted.  We base the risk-free rate on the U.S. Treasury yield curve in effect at the date of grant.  We base the expected life of the options on historical data and it is not necessarily indicative of exercise patterns that may occur.  The dividend yield reflects the assumption that the current dividend payout in effect at the time of grant.

We granted stock options with respect to 14,704, 152,955 and 3,000 shares of our common stock for 2009, 2008 and 2007, respectively.  We estimated the fair value of each common stock option granted during 2009, 2008 and 2007 using the following weighted-average assumptions:

	2009	2008	2007
Dividend yield	0%	5.04 - 7.11%	3.69%
Expected volatility	92%	361% - 362%	417%
Risk-free interest rate	0.97%	3.04 - 3.10%	3.54%
Expected lives (in years)	0	5	3

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2009, 2008 and 2007 was approximately $9,000, $60,000 and $7.5 million, respectively.  As of December 31, 2009, the aggregate intrinsic value of outstanding stock options, options vested and expected to vest, and options exercisable were all $24,000.  The aggregate intrinsic values represent the total pretax intrinsic value (the difference between the closing stock price of our stock on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the holders of those options had all option holders exercised their options on December 31, 2009.  These amounts will change based on the fair market value of our stock.

We received approximately $18,000 for 2009, $193,000 for 2008 and $3.5 million for 2007 in cash from option exercises under all share-based payment arrangements.  We recognized actual tax (expense) benefits for the tax deductions from option exercises under all share-based payment arrangements for 2009, 2008 and 2007 of approximately ($592,000), ($638,000) and $1.9 million, respectively.  U.S. GAAP requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.

At December 31, 2009, there was $212,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. We expect to recognize this cost over a weighted-average period of approximately 3.05 years.

The following table summarizes the status of options granted under the stock incentive plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2007	957,242	$18.27
Granted	3,000	18.43
Exercised	(259,017)	13.51
Cancelled/forfeited	(61,627)	20.39
Outstanding at December 31, 2007	639,598	19.73
Granted	152,955	14.09
Exercised	(22,156)	8.69
Cancelled/forfeited	(292,203)	18.61
Outstanding at December 31, 2008	478,194	19.13
Granted	14,704	6.43
Exercised	(3,187)	3.55
Cancelled/forfeited	(139,985)	16.87
Outstanding at December 31, 2009	349,726	19.64

Options exercisable, December 31, 2009	316,092	20.25
Options expected to vest, December 31, 2009	346,992	19.69

The following table summarizes information about the stock options granted under the stock incentive plans that were outstanding at December 31, 2009:

			Stock Options Outstanding			Stock Options Exercisable
	Range of exercise prices		Number outstanding as of December 31, 2009	Weighted- average remaining contractual term	Weighted- average exercise price	Number exercisable as of December 31, 2009	Weighted- average exercise price
	$3.33	$5.92	38,970	3.05	$5.02	38,970	$5.02
	7.33	11.84	27,780	3.70	11.36	27,780	11.36
	12.19	12.19	36,901	3.92	12.19	36,901	12.19
	12.50	12.94	40,413	4.43	12.74	23,083	12.58
	14.28	17.27	36,984	5.47	14.59	22,280	14.79
	17.29	22.81	31,001	3.98	20.89	30,001	20.97
	27.05	27.05	73,266	5.12	27.05	72,666	27.05
	28.59	33.45	36,459	1.36	30.80	36,459	30.80
	37.25	42.56	22,952	2.82	38.25	22,952	38.25
	44.60	44.60	5,000	5.56	44.60	5,000	44.60
Cumulative	$3.33	$44.60	349,726	3.97	$19.64	316,092	$20.25

The weighted-average fair value of options granted was $6.43 per share during 2009 and $14.09 per share during 2008.

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

We granted restricted stock awards to employees and non-employee directors during 2009 with respect to a total of 253,319 shares.  We did not grant any restricted stock awards prior to January 1, 2006.  We expense the fair value of the awards at the grant date over the applicable vesting periods.

As of December 31, 2009, there was $578,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. We expect this cost to be recognized over a weighted-average period of approximately 1.77 years.

The following table summarizes the restricted stock activity for 2009, 2008 and 2007:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2007	119,247	$42.43
Granted	95,507	39.73
Released	(40,685)	40.86
Forfeited	(32,845)	42.28
Outstanding at December 31, 2007	141,224	41.10
Granted	63,890	9.99
Released	(63,334)	31.43
Forfeited	(43,385)	37.17
Outstanding at December 31, 2008	98,395	27.86
Granted	253,319	3.47
Released	(75,901)	22.87
Forfeited	(49,110)	8.81
Outstanding at December 31, 2009	226,703	6.40

10.	Restructuring Charges

In 2009, we announced a restructuring plan to reduce costs and increase operational efficiencies.  As a result, we incurred restructuring charges totaling $2.7 million for 2009, which included $2.2 million of contract termination costs and vision center closing costs and $922,000 of employee separation benefits.  Partially offsetting the contract termination costs was a benefit of $435,000 due to a change in estimate of certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful renegotiations with the lessors.  The fair value measurements utilized internal discounted cash flow analysis in terminating fair value, which is a Level 3 input under ASC 820.

The following table summarizes the restructuring liability activities (dollars in thousands):

	Employee Separation		Contract Termination
	Employees	Dollars	Costs	Total
Balance at January 1, 2007		$-	$-	$-
Liabilities recognized	-	-	-	-
Utilized		-	-	-
Balance at December 31, 2007		-	-	-
Liabilities recognized	123	1,496	308	1,804
Utilized		(1,496)	166	(1,330)
Balance at December 31, 2008		-	474	474
Liabilities recognized	108	922	1,774	2,696
Utilized		(685)	(1,156)	(1,841)
Balance at December 31, 2009		237	1,092	1,329

At December 31, 2009 and 2008, we included current restructuring reserves of $1.1 million and $168,000, respectively, in “Accrued liabilities and other” in the Consolidated Balance Sheets.  Long-term restructuring reserves were $268,000 and $306,000 at December 31, 2009 and 2008, respectively, and were included in “Long-term rent obligations and other.”

11. Commitments and Contingencies

On September 13, 2007, and October 1, 2007, Beaver County Retirement Board and Spencer and Jean Lin, respectively, filed two complaints against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division) purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and July 30, 2007. On November 8, 2007, an additional complaint was filed by named plaintiff Diane B. Callahan against us and certain of our current and former directors and officers in the United States District Court for the Southern District of Ohio (Western Division). This third action was filed purportedly on behalf of a class of stockholders who purchased our common stock between February 12, 2007 and November 2, 2007. These actions were consolidated into one action. A consolidated complaint was filed on April 19, 2008. The plaintiffs in the consolidated complaint were seeking damages on behalf of a class of stockholders who purchased our common stock between October 24, 2006 and November 2, 2007, asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding our financial performance and prospects were false or misleading. On July 10, 2008, we, together with the other defendants, filed a motion to dismiss the consolidated complaint. On March 25, 2009, the Court dismissed the consolidated complaint with prejudice, and entered final judgment in favor of all defendants.  Plaintiffs thereafter filed a motion for reconsideration of the order to dismiss, which the Court denied on November 5, 2009. On December 4, 2009, Plaintiffs filed an appeal with the U.S. Court of Appeals for the Sixth Circuit, which they voluntarily dismissed on January 6, 2010.

On October 5, 2007, a complaint was filed in the Court of Common Pleas, Hamilton County, Ohio, against certain of our current and former officers and directors, derivatively on our behalf. The plaintiff, Nicholas Weil, asserted that three of the defendants breached their fiduciary duties when they allegedly sold LCA-Vision's securities on the basis of material non-public information in 2007. The plaintiff also asserted claims for breach of fiduciary duty, abuse of control, corporate waste, and unjust enrichment in connection with the disclosures that also were the subject of the securities actions described above. We were named as a nominal defendant in the complaint, although the action was derivative in nature. The plaintiff demanded damages and attorney's fees, and sought other equitable relief. On December 20, 2007, the court dismissed this action and entered final judgment.

Our business results in a number of medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, total claims and expense payments of $2.5 million have been disbursed.

In addition to the above, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

12.     Additional Financial Information

The tables below provide additional financial information related to our consolidated financial statements (all dollars in thousands):

Balance Sheet Information

Property and Equipment is comprised of the following:
	At December 31,
	2009	2008
Land	$354	$354
Building and improvements	5,815	5,815
Leasehold improvements	21,015	26,219
Furniture and fixtures	6,057	7,058
Equipment	46,750	82,193
	79,991	121,639
Accumulated depreciation	(53,995)	(70,235)
Construction in progress	2	95
	$25,998	$51,499

Accrued Liabilities and Other is comprised of the following:
	At December 31,
	2009	2008

Accrued payroll and related benefits	$1,422	$1,801
Accrued taxes	1,093	1,093
Professional fees	895	881
Accrued financing fees	314	447
Marketing accrual	1,567	1,219
Accrued enhancement expense	2,167	1,671
Deferred license fee	1,362	-
Restructuring reserve	1,061	168
Miscellaneous and other expenses accrued	1,700	1,328
	$11,581	$8,608

Accumulated other compenhensive income (loss) consisted of the following:
	December 31,
	2009	2008
Unrealized invesment gain, net of tax at $417 and $43	$626	$54
Foreign currency translation adjustment	448	(183)
Accumulated other compenhensive income (loss)	$1,074	$(129)

Income Statement Information:

The components of net investment income (loss) were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Interest income	$2,610	$2,588	$6,349
Interest expense	(873)	(997)	(507)
Other-than-temporary impairment on securities	(365)	(3,125)	-
Realized gains on investments	413	10	133
Realized losses on investments	-	-	(22)
Net investment income (loss)	$1,785	$(1,524)	$5,953

Cash Flow Information
	For the Year Ended December 31,
	2009	2008	2007
Cash paid during the year for:
Interest	$873	$997	$507
Income taxes (refunded) paid	(8,313)	(4,460)	15,928

Non-cash investing activities:
Capital leases	$-	$2,378	$5,944

Other Comprehensive (Loss) Income Information
	For the Year Ended December 31,
	2009	2008	2007
Comprehensive (loss) income
Net (loss) income	$(33,244)	$(6,635)	$32,504
Unrealized investment gain (loss), net of tax of $($381) $16 and ($39)	572	(35)	59
Foreign currency translation adjustments	631	(533)	367
Total comprehensive (loss) income	$(32,041)	$(7,203)	$32,930

13. Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2009 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$47,921	$31,681	$27,646	$21,965	$79,568	$54,181	$37,397	$34,030
Operating income (loss)	(4,179)	(11,834)	(10,367)	(10,105)	10,471	(2,950)	(6,161)	(9,594)
Income (loss) before taxes	(4,327)	(11,133)	(9,652)	(9,081)	11,281	(1,854)	(6,753)	(11,932)
Net income (loss)	(2,844)	(6,887)	(19,903)	(3,610)	6,876	(573)	(4,717)	(8,221)
Earnings (loss) per share
Basic	$(0.15)	$(0.37)	$(1.07)	$(0.19)	$0.37	$(0.03)	$(0.25)	$(0.44)
Diluted	$(0.15)	$(0.37)	$(1.07)	$(0.19)	$0.37	$(0.03)	$(0.25)	$(0.44)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated by our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2009, our management, with the participation of our Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our  Chief Operating Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, our Chief Operating Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting

Information on our internal control over financial reporting is contained in “Item 8. Financial Statements and Supplementary Data – Report of Management on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference from “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” and “Information about the Board of Directors and its Committees” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders.

The complete mailing address of each director is c/o LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, OH 45236.

Item 11.   Executive Compensation.

The information required by this Item 11 is incorporated by reference from “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	576,429	$19.64	1,270,328
Equity compensation plans not approved by security holders	-	-	-
Total	576,429	$19.64	1,270,328

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference, if any, from “Information about the Board of Directors and its Committees” and “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated from “Ratification of Appointment of Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a)(1)	List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders' Investment for years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

(a)(2)	List of Schedules

Schedule II    Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the consolidated financial statements.

LCA-Vision Inc.
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$3,127	$3,320	$4,128	$2,319
Insurance reserve	9,489	863	1,198	9,154
Valuation allowance deferred tax assets	1,160	12,184	-	13,344

Year ended December 31, 2008:
Allowance for doubtful accounts	$5,117	$5,355	$7,345	$3,127
Insurance reserves	8,493	1,432	436	9,489
Valuation allowance deferred tax assets	-	1,160	-	1,160

Year ended December 31, 2007
Allowance for doubtful accounts	$2,842	$7,675	$5,400	$5,117
Insurance reserves	6,163	2,662	332	8,493
Valuation allowance deferred tax assets	-	-	-	-

(a)(3)	List of Exhibits

Exhibit#	Description of Exhibit
*3(a)	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)
*3(b)	Amended Bylaws of Registrant (Exhibit 3 (b) to Current Report on Form 8-K filed June 15, 2007)
*3(c)
Certificate of designation of Series A Participating Preferred Stock, as filed with the Department of State of the State of Delaware on November 24, 2008 (Exhibit 3.1 to Current Report on Form 8-K filed November 24, 2008)

*10(a)	Loan and Security Agreement between the Registrant and PNC Equipment Finance, LLC dated April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)
Executive Compensation Plans and Arrangements
*10(b)	LCA-Vision Inc. 1995 Long-Term Stock Incentive Plan (Exhibit to Annual Report on Form 10-KSB for the year ended December 31, 1995)
*10(c)	LCA-Vision Inc. 1998 Long-Term Stock Incentive Plan (Exhibit A to definitive Proxy Statement for Special Meeting of Stockholders, filed September 22, 1998)
*10(d)	LCA-Vision Inc. 2001 Long-Term Stock Incentive Plan (Exhibit B to definitive Proxy Statement for 2001 Annual Meeting of Stockholders, filed on April 9, 2001)
*10(e)	Executive Cash Bonus Plan (as amended February 21, 2006) (Exhibit 10.1 to Current Report on Form 8-K filed February 24, 2006)
*10(f)	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)
*10(g)	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)
*10(h)	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)
*10(i)	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)
*10(j)	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)
*10(k)	Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed November 6, 2006)
*10(l)	Letter Agreement between the Registrant and David L. Thomas (Exhibit 99.2 to Current Report on Form 8-K filed March 24, 2008)
*10(m)	Amendment to Employment Agreement of Steven C. Straus (Exhibit 99.1 to Current Report on Form 8-K filed May 2, 2008)
*10(n)	Form of Indemnification Agreement between the Registrant and its directors (Exhibit 10.1 to Current Report on Form 10-K filed July 24, 2008)
*10(o)	Form of Agreement between the Registrant and certain of its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008
*10(p)	Letter Agreement with Rhonda Sebastian dated June 1, 2009 (Exhibit 10.1 to Quarterly Report on Form 10-Q filed July 28, 2009)
*10(q)	Employment Agreement between LCA-Vision Inc. and Rhonda Sebastian dated September 8, 2009 (Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 27, 2009)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
24	Powers of Attorney (contained on signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of February, 2010.

LCA-Vision Inc.

	By:	/s/ David L. Thomas
David L. Thomas, Chief Operating Officer

	By:	/s/ Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of David L. Thomas and Michael J. Celebrezze his true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2009, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 26th day of February, 2010.

/s/ David L. Thomas	Chief Operating Officer
David L. Thomas	(Co-Principal Executive Officer)

/s/ Michael J. Celebrezze	Senior Vice President of Finance, Chief Financial Officer and Treasurer
Michael J. Celebrezze	(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ E. Anthony Woods	Chairman of the Board
E. Anthony Woods

/s/ William F. Bahl	Director
William F. Bahl

/s/ John H. Gutfreund	Director
John H. Gutfreund

/s/ John C. Hassan	Director
John C. Hassan

/s/ Edgar F. Heizer III	Director
Edgar F. Heizer III