Form 10-Q
period 2010-03-31
LCA VISION INC
filed 2010-04-27
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT. For the transition period from __________ to __________

Commission file number 0-27610
LCA-Vision Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2882328
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7840 Montgomery Road, Cincinnati, Ohio  45236
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,663,421 shares as of April 22, 2010.

LCA-Vision Inc.
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

	Signatures	23

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$17,778	$24,049
Short-term investments	36,488	28,455
Patient receivables, net of allowance for doubtful accounts of $2,104 and $1,645	3,863	4,562
Other accounts receivable	3,165	2,002
Assets held for sale	405	1,031
Prepaid professional fees	571	615
Prepaid income taxes	12,090	12,270
Deferred compensation plan assets	-	400
Prepaid expenses and other	4,053	5,582

Total current assets	78,413	78,966

Property and equipment	79,860	79,993
Accumulated depreciation and amortization	(56,381)	(53,995)
Property and equipment, net	23,479	25,998

Long-term investments	2,078	2,090
Patient receivables, net of allowance for doubtful accounts of $586 and $1,674	681	854
Investment in unconsolidated businesses	167	137
Other assets	4,466	4,590

Total assets	$109,284	$112,635

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$8,537	$6,504
Accrued liabilities and other	11,800	11,581
Deferred revenue	5,707	6,151
Deferred compensation liability	-	400
Debt obligations maturing in one year	3,557	3,998

Total current liabilities	29,601	28,634

Long-term rent obligations and other	2,247	2,395
Long-term debt obligations (less current portion)	7,502	9,145
Insurance reserve	8,603	9,154
Deferred license fee	4,087	4,428
Deferred revenue	6,583	7,852

Stockholders' Investment
Common stock ($.001 par value; 25,291,637 and 25,287,387 shares and
18,663,421 and 18,619,185 shares issued and outstanding, respectively)	25	25
Contributed capital	174,515	174,325
Common stock in treasury, at cost (6,628,216 shares and 6,668,202 shares)	(114,394)	(114,668)
Retained deficit	(10,760)	(9,729)
Accumulated other comprehensive income	1,275	1,074
Total stockholders' investment	50,661	51,027

Total liabilities and stockholders' investment	$109,284	$112,635

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share data)

	Three months ended March 31,
	2010	2009

Revenues - Laser refractive surgery	$34,013	$47,921

Operating costs and expenses
Medical professional and license fees	8,337	10,776
Direct costs of services	13,114	17,816
General and administrative expenses	3,789	4,418
Marketing and advertising	7,867	13,026
Depreciation	2,542	4,358
Consent revocation solicitation charges	-	804
Restructuring charges	338	916
Other, net	-	(14)
	35,987	52,100
Gain on sale of assets	1,293	2

Operating loss	(681)	(4,177)

Equity in earnings from unconsolidated businesses	25	27
Net investment income (loss)	151	(177)

Loss before taxes on income	(505)	(4,327)

Income tax expense (benefit)	59	(1,483)

Net loss	$(564)	$(2,844)

Loss per common share
Basic	$(0.03)	$(0.15)
Diluted	$(0.03)	$(0.15)

Weighted average shares outstanding
Basic	18,633	18,561
Diluted	18,633	18,561

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2010	2009

Cash flow from operating activities:
Net loss	$(564)	$(2,844)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,542	4,358
Provision for loss on doubtful accounts	828	1,175
Loss on investments	-	365
Impairment charges	-	872
Gain on sale of assets	(1,293)	(2)
Deferred income taxes	-	(136)
Stock-based compensation	176	(8)
Insurance reserve	(551)	167
Equity in earnings of unconsolidated affiliates	(25)	(27)
Changes in operating assets and liabilities:
Patient accounts receivable	44	286
Other accounts receivable	(368)	(1,327)
Prepaid income taxes	180	1,399
Prepaid expenses and other	1,529	(72)
Accounts payable	2,033	1,109
Deferred revenue, net of professional fees	(1,542)	(2,753)
Accrued liabilities and other	56	4,769

Net cash provided by operations	3,045	7,331

Cash flow from investing activities:
Purchases of property and equipment	(20)	(157)
Proceeds from sale of assets held for sale	1,124	-
Purchases of investment securities	(81,771)	(81,478)
Proceeds from sale of investment securities	73,752	81,841
Other, net	(65)	(206)

Net cash used in investing activities	(6,980)	-

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(2,084)	(1,853)
Shares repurchased for treasury stock	(192)	(36)
Exercise of stock options	14	-

Net cash used in financing activities	(2,262)	(1,889)

Net effect of exchange rate changes on cash and cash equivalents	(74)	124

(Decrease) increase in cash and cash equivalents	(6,271)	5,566

Cash and cash equivalents at beginning of period	24,049	23,648

Cash and cash equivalents at end of period	$17,778	$29,214

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Description of Business and Accounting Policies

Description of Business
We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers.  Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism.  We currently use two suppliers for fixed-site excimer lasers:  Abbott Medical Optics (“AMO”) and Alcon, Inc. (“Alcon”).  Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals.  The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-ups in-center.  Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1997.

As of March 31, 2010, we operated 62 LasikPlus® fixed-site laser vision correction centers in the United States.  Included in the 62 vision centers are two vision centers licensed to ophthalmologists who use our trademarks.  Due to the nature of our operations and organization, we operate in only one business segment.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2009 from audited financial statements, but did not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”).  These Condensed Consolidated Financial Statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.

Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include investments, patient financing receivables and reserves, insurance reserves, income taxes and enhancement accruals.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Reclassifications
We have reclassified certain prior-period amounts in the Condensed Consolidated Statements of Operations and Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the Condensed Consolidated Financial Statements.

Subsequent Events
We evaluated all events or transactions that occurred after March 31, 2010 through the date we issued these Condensed Consolidated Financial Statements. During this period, we did not have any material recognizable subsequent events.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.  Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Currently, we classify all securities as available-for-sale.  We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment.  The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  We include this amortization in the caption “Net investment income (loss)” within the Condensed Consolidated Statement of Operations.  We also include in net investment income (loss) realized gains and losses and declines in value determined to be other-than-temporary.  We base the cost of securities sold upon the specific identification method.  We include interest and dividends on securities classified as available-for-sale in net investment income (loss).

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009
Short-term investments:
Corporate obligations	$13,155	$13,818
U.S. governmental notes and agencies	13,424	3,728
Municipal securities	7,451	8,544
Equities	2,458	2,365
Total short-term investments	36,488	28,455

Long-term investments:
Auction rate municipal debt	1,068	1,062
Auction rate preferred securities	1,010	1,028
Total long-term investments	2,078	2,090

Total investments	$38,566	$30,545

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at March 31, 2010 by contractual maturity (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$25,267	$25,306
Due after one year through three years	6,078	6,081
Due after three years	4,619	4,721
Total debt securities	35,964	36,108
Equities	1,487	2,458
Total investments	$37,451	$38,566

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$13,161	$-	$(6)	$13,155
U. S. government notes and agencies	13,421	17	(14)	13,424
Municipal securities	7,394	59	(2)	7,451
Equities	1,488	970	-	2,458
Auction rate municipal securities	1,010	58	-	1,068
Auction rate preferred securities	977	33	-	1,010
Total investments	$37,451	$1,137	$(22)	$38,566

	December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$13,818	$-	$-	$13,818
U. S. government notes and agencies	3,728	-	-	3,728
Municipal securities	8,459	85	-	8,544
Equities	1,487	878	-	2,365
Auction rate municipal securities	1,010	52	-	1,062
Auction rate preferred securities	999	29	-	1,028
Total investments	$29,501	$1,044	$-	$30,545

We realized gains of $3,000 and losses of $8,000 on the sale of marketable securities for the three months ended March 31, 2010.  We had no realized gains or losses on the sale of marketable securities for the three months ended March 31, 2009.

We recognized unrealized gains of $93,000 and unrealized losses of $22,000 in accumulated other comprehensive income during the three months ended March 31, 2010.  We recognized $29,000 before tax, in other-than-temporary impairments to certain of our auction rate securities during the three months ended March 31, 2009.  There were no other-than-temporary impairments to auction rate securities for the three-months ended March 31, 2010.  Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), we recognized an other-than-temporary impairment of $336,000, before tax, during the three months ended March 31, 2009.  There were no declines in the fair value of our equity securities during the three months ended March 31, 2010.  When evaluating the investments for other-than-temporary impairment, we reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2010, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (dollars in thousands):

	As of March 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Losses
Corporate obligations	$2,137	$(6)
U. S. government notes and agencies	3,865	(14)
Municipal securities	2,150	(2)
Total	$8,152	$(22)

As of March 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.  As of December 31, 2009, we did not have any investments in marketable securities that were in an unrealized loss position.

Auction Rate Securities
At March 31, 2010 and December 31, 2009, we held $2.3 million and $2.4 million par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, preferred closed end funds, and credit default swaps.  Maturity dates for our auction rate securities range from 2016 to 2036.  In the first quarter of 2010, $25,000 of the related securities was called at par by their issuers.  In the full year of 2009, $1.0 million of the securities were called at par by their issuers and we redeemed an additional $2.3 million in auction rate securities at 46.9% of original par value.

Our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to March 31, 2010 as long-term. At March 31, 2010, the fair value and par value of our long-term auction rate instruments were $2.1 million and $2.3 million, respectively.

3.  Fair Values of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset and liability in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize fair value measurements by level at March 31, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of March 31, 2010 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$17,778	$-	$-	$17,778
Investments	2,458	34,030	2,078	38,566
Total	$20,236	$34,030	$2,078	$56,344

	Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$24,049	$-	$-	$24,049
Investments	2,365	26,090	2,090	30,545
Deferred compensation assets	400	-	-	400
Total	$26,814	$26,090	$2,090	$54,994

Liabilities:
Deferred compensation liabilities	$400	$-	$-	$400

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices.  The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges.  Certain of our debt securities are classified at fair value utilizing Level 2 inputs.  For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model as there was insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employed assumptions included financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.  We previously maintained a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  The investment assets of the rabbi trust were valued using quoted market prices.  The related deferred compensation liability represents the fair value of the participants’ investment elections, determined using quoted market prices.  In 2009, our Compensation Committee approved terminating the deferred compensation plan as of December 31, 2009.  Distributions were made to all participants by January 2010.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance as of January 1	$2,090	$3,126
Assets acquired	-	-
Assets sold	(22)	-
Transfers in (out) of Level 3	-	-
Gains included in other comprehensive loss	10	58
Losses included in earnings	-	(29)
Balance as of March 31	$2,078	$3,155

4.  Assets Held For Sale

We had assets held for sale of $405,000 and $1.0 million at March 31, 2010 and December 31, 2009, respectively, related to unused excimer and femtosecond lasers.  During the three months ended March 31, 2010, we were able to sell some of our excimer and femtosecond lasers held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million before tax.

5.  Income Taxes

The following table presents the components of our income tax provision (benefit) for the following periods  (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Current:
Federal	$23	$(1,294)
State and local	36	(53)
Total Current	59	(1,347)

Deferred:
Federal	$-	$35
State and local	-	(171)
Total Deferred	-	(136)

Income tax expense (benefit)	$59	$(1,483)

Effective income tax rate	-11.7%	34.3%

Our effective tax rate for the three-month period ended March 31, 2010 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of March 31, 2010 and December 31, 2009, deferred tax assets net of deferred tax liabilities totaled $13.7 million and $13.3 million, respectively, offset by full valuation allowances.  Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the U.S. and state jurisdictions during the three months ended March 31, 2010.  Income tax expense for the three months ended March 31, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We have recorded a tax refund receivable related to the tax benefit of those federal and state net operating losses generated through December 31, 2009 where we can carryback the net operating loss to a prior tax year.

During the three months ended March 31, 2010, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits at each of March 31, 2010 and December 31, 2009 was approximately $555,000.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months.  However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.  In 2009, the Internal Revenue Service began an audit of our 2008 tax year.  Based on the early status of the audit and the protocol of finalizing audits by the relevant authorities, it is not possible to estimate the impact of the changes, if any, to the previously recorded liability for unrecognized tax benefits.

6.  Per Common Share Data

We calculate basic earnings per common share data using the weighted average number of common shares outstanding during the period.  Diluted per share data reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings.  The following table is a reconciliation of basic and diluted per share data for the following periods (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Basic Loss
Net loss	$(564)	$(2,844)
Weighted average shares outstanding	18,633	18,561
Basic loss	$(0.03)	$(0.15)

Diluted Loss
Net loss	$(564)	$(2,844)
Weighted average shares outstanding	18,633	18,561
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	-
Weighted average common shares and potential dilutive shares	18,633	18,561
Diluted loss per common share	$(0.03)	$(0.15)

For the three months ended March 31, 2010 and 2009, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the period in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  For the three months ended March 31, 2010, the total number of these shares was 400,071.  For the three months ended March 31, 2009, the number of outstanding options and restricted stock awards that were antidilutive were 540,753.  We excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation.  We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of our pre-tax stock-based compensation (income) expense, net of forfeitures, and associated income tax effect were as follows for the following periods (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009
Stock options	$(13)	$141
Restricted stock units	189	(150)
	176	(9)
Income tax effect	68	(11)
	$108	$2

Our restricted stock unit awards include time-based awards that vest ratably over three years and performance-based awards that will be issued only subject to certain performance criteria.  If this performance criteria is met, the performance-based restricted stock units are subject to three-year cliff vesting.

8.	Consent Revocation Expense

For the three months ended March 31, 2009, we incurred $804,000 in expenses related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

9.	Restructuring Charges

For the three months ended March 31, 2010, we incurred a net restructuring charge of $338,000.  The charges were primarily vision center closing costs. We incurred restructuring charges totaling $916,000 for the three months ended March 31, 2009, which included $873,000 of contract termination costs and $43,000 of employee separation benefits.

At March 31, 2010 and December 31, 2009, we included current restructuring reserves of $410,000 and $1.1 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets.  Long-term restructuring reserves were $258,000 and $267,000 at March 31, 2010 and December 31, 2009, respectively, and were included in “Long-term rent obligations and other.”   The fair value measurements in all periods utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve activities for the three months ended March 31, 2010 (dollars in thousands):

	Employee	Contract
	Separation	Termination
	Costs	Costs	Total
Balance at December 31, 2009	$237	$1,092	$1,329
Liabilities recognized	4	334	338
Utilized	(109)	(890)	(999)
Balance at March 31, 2010	$132	$536	$668

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.  Debt and Leasing Arrangements

Long-term debt and capital lease obligations consist of (dollars in thousands):

	March 31, 2010	December 31, 2009
Capitalized lease obligations	$222	$390
Bank loan	10,837	12,753
Total long-term debt obligations	$11,059	$13,143
Debt obligations maturing in one year	(3,557)	(3,998)
Long-term obligations (less current portion)	$7,502	$9,145

We use capitalized lease obligations to finance purchases of some of our medical equipment.  The leases cover periods of 24 to 36 months from the date the medical equipment is installed.

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.  Loan repayments increased approximately $231,000 for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to additional payoffs of excimer lasers that were sold.

Both the capital lease obligations and the bank loan are secured by certain medical equipment.

The estimated fair value of our long-term debt and capital lease obligations is $10.6 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate.  Within the hierarchy of fair value measurements, these are Level 3 fair value measurements.

11.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):
	March 31,	December 31,
	2010	2009
Unrealized investment gain, net of tax of $447 and $417	$698	$626
Foreign currency translation adjustment	577	448
Accumulated other comprehensive income	$1,275	$1,074

The components of comprehensive loss consisted of the following for the following periods (dollars in thousands):
	Three Months Ended
	March 31,
	2010	2009
Net loss	$(564)	$(2,844)
Unrealized investment gain, net of tax of $29 and $80	72	120
Foreign currency translation	129	(82)
Comprehensive loss	$(363)	$(2,806)

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.  Commitments and Contingencies

Our business results in medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under these policies.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  Since the inception of the captive insurance company in 2002, total claims and expense payments of $2.9 million have been disbursed.

In addition to these malpractice suits, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

The Company files annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.  These reports and other information filed by the Company may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy statements and other information about issuers, like us, which file electronically with the SEC.  The address of that site is http://www.sec.gov.

The financial results for the three months ended March 31, 2010 and 2009 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q.  Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended March 31, 2010 include (all comparisons are with the same period of 2009):

•	Revenues were $34.0 million compared with $47.9 million; adjusted revenues were $32.3 million compared with $44.9 million.
•	Procedure volume was 19,066 procedures (62 vision centers) compared with 27,859 procedures (75 vision centers) and 25,491 same-store procedures.
•	Same-store revenues (62 vision centers) decreased 23.1%; adjusted same-store revenues decreased 21.6%.
•	Operating loss was $681,000 compared with operating loss of $4.2 million; adjusted operating loss was $2.2 million compared with adjusted operating loss of $6.9 million.
•
Operating loss and adjusted operating loss for the first quarter of 2010 includes $1.3 million from the gain on sale of equipment and $338,000 in restructuring expense. Operating loss and adjusted operating loss for the first quarter of 2009 includes $916,000 in restructuring expense and $804,000 in consent revocation expenses.

•	Net loss was $564,000, or $0.03 per share, compared with net loss of $2.8 million, or $0.15 per share.
•	Cash and investments totaled $56.3 million as of March 31, 2010, compared with $54.6 million as of December 31, 2009.

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

	2010	2009
First Quarter	19,066	27,859
Second Quarter		17,864
Third Quarter		15,335
Fourth Quarter		11,718
Year	19,066	72,776

Our procedure volume and operating results have been severely affected by the general economic slowdown in the United States, resulting in a decline in consumer confidence levels and a reduction in high-end discretionary expenditures for many consumers.  In response, in 2009 we reduced our workforce so that our staffing levels would be appropriate for our anticipated procedure volume.  Since January 1, 2009, we have closed 13 vision centers and converted two vision centers into licensed facilities. We have no current plans to open vision centers in new markets until the economy improves.  We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007.  We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors.  A reconciliation of revenues and operating losses reported in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) is provided below (dollars in thousands).
	Three Months Ended March 31,
	2010	2009
Revenues

Reported U.S. GAAP	$34,013	$47,921
Adjustments
Amortization of prior deferred revenue	(1,713)	(3,059)
Adjusted revenues	$32,300	$44,862

Operating Loss

Reported U.S. GAAP	$(681)	$(4,177)
Adjustments
Amortization of prior deferred revenue	(1,713)	(3,059)
Amortization of prior professional fees	171	306
Adjusted operating loss	$(2,223)	$(6,930)

Revenues
In the first quarter of 2010, revenues decreased by $13.9 million, or 29.0%, to $34.0 million from $47.9 million in the first quarter of 2009.  Procedure volume decreased 31.6% to 19,066 in the first quarter of 2010 from 27,859 in the first quarter of 2009.  Procedure volume is seasonal, however, severe inclement weather, particularly on the East Coast, had a negative effect on our business in the first quarter of 2010.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(14,159)
Impact from increase in average selling price, before revenue deferral	1,597
Change in deferred revenue	(1,346)
Decrease in revenues	$(13,908)

The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased 5.2% to $1,694 in the first quarter of 2010 from $1,610 in the first quarter of 2009.

We experienced a slight increase in both appointment show rates and treatment show rates in the first quarter of 2010 compared to the same period in 2009.  We attribute these improvements in operational metrics primarily to patient acquisition and operations efficiency measures.  Although candidacy rates remained flat quarter over quarter, we have seen a slight decline in conversion rates compared to the first quarter 2009.  Patient activity in regards to inquiries is also down. We believe this is due to the current period of economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry continues to be impacted negatively.

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

Medical professional and license fees
Medical professional and license fees in the first quarter of 2010 decreased by $2.4 million, or 22.6%, from the first quarter of 2009.  The decrease was due to decreased license fees of $943,000 and physician fees of $1.4 million associated with decreased revenues, partially offset by an increase in our enhancement expense.  The amortization of the deferred medical professional fees attributable to prior years was $171,000 in the first quarter of 2010 and $306,000 in the first quarter of 2009.

Direct costs of services
Direct costs of services decreased $4.7 million, or 26.4%, in the first quarter of 2010 to $13.1 million from $17.8 million in the first quarter of 2009.  Lower salaries, rent and utilities, fringe benefits, employee incentives, travel and entertainment expense as a result of our restructuring plans primarily drove the decrease in direct costs of services this quarter compared to the same period in 2009.  This decrease was also the result of lower procedure volumes, which drove lower bad debt, financing fees, insurance, and equipment expense, partially offset by an increase in stock compensation expense.

General and administrative
General and administrative expenses in the first quarter of 2010 decreased by $629,000, or 14.2%, from the first quarter of 2009, due primarily to workforce reductions and decreased revenues which drove reduced contract services, professional services, telecommunications, travel and entertainment, and stock-based compensation expense.

Marketing and advertising
Marketing and advertising expenses in the first quarter of 2010 decreased by $5.2 million, or 39.6%, from the first quarter of 2009.  These expenses were 23.1% of revenues in the first quarter of 2010 compared to 27.2% during the first quarter of 2009.  In the first quarter of 2010, we reduced our marketing spend levels to better align spending levels with consumer demand.  We believe the decrease in monetary expenditures better aligns our spending with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expanding local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Gain on sale of assets
We sold excimer and femtosecond lasers held for sale for a gain of approximately $1.3 million in the first quarter of 2010.  Gain on sale of assets was minimal for the first quarter of 2009.

Restructuring charges
The net restructuring charges in the first quarter of 2010 were $338,000, which were primarily comprised of vision center closing costs.  The closure costs were a result of our decision to close vision centers and reduce our workforce as part of our priority of conserving cash.

Non-operating income and expenses
Net investment income in the first quarter of 2010 increased $328,000, or 185.3%.  This is due primarily to the $365,000 other-than-temporary impairment of auction rate securities and equity investments recognized in the first quarter of 2009.  Patient financing income declined $248,000 on lower procedure volume offset by investment income of $211,000.

Income taxes
Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the U.S. and state jurisdictions in the three months ended March 31, 2010.  Income tax expense for the three months ended March 31, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At March 31, 2010, we held $54.3 million in cash and cash equivalents and short-term investments, an increase of $1.8 million from $52.5 million at December 31, 2009.  Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Three Months Ending
	March 31,
	2010	2009
Cash provided (used) by:
Operating activities	$3,045	$7,331
Investing activities	(6,980)	-
Financing activities	(2,262)	(1,889)
Net effect of exchange rate changes on cash and cash equivalents	(74)	124
Net (decrease) increase in cash and cash equivalents	$(6,271)	$5,566

Cash flows generated from operating activities declined to $3.0 million from $7.3 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.  This decrease was due primarily to reduced revenues generated from reduced procedure volume.  Our cost control and cash conservation measures are having the desired results as we continue to take actions that we believe are prudent given the current economic environment. Among these, we closed under-performing vision centers and reduced headcount in the vision centers, national call center and corporate offices during 2009 and 2008, reduced marketing spend significantly, and are reducing costs in all other discretionary areas.  We also are managing closely working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Gross patient receivables decreased $1.5 million in the three months ended March 31, 2010. At March 31, 2010, working capital (excluding debt due within one year) amounted to $52.4 million compared to $54.3 million at December 31, 2009.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 196.4% of current liabilities at March 31, 2010, compared to 199.3% at December 31, 2009.

We continue to offer our own sponsored patient financing. As of March 31, 2010, we had $4.5 million in patient receivables, net of allowance for doubtful accounts, which was a decrease of $872,000, or 16.1% from December 31, 2009.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.  However, our ability to successfully collect patient accounts is dependent, in part, on overall economic conditions.  Bad debt expense was 2.4% and 2.5% of revenue for the three months ended March 31, 2010 and 2009, respectively.

We had assets held for sale of $405,000 and $1.0 million at March 31, 2010 and December 31, 2009, respectively, related to unused excimer and femtosecond lasers.  During the three months ended March 31, 2010, we were able to sell some of our excimer and femtosecond lasers held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million before tax.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  The remaining unpaid balance on the bank loan was $10.8 million at March 31, 2010. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.  Loan repayments increased approximately $231,000 for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to additional payoffs of excimer lasers that were sold.

At March 31, 2010 and December 31, 2009, we held $2.3 million and $2.4 million, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds.  Our auction rate instruments are not currently liquid.  Maturity dates for our auction rate securities range from 2016 to 2036.  In the first quarter of 2010, $25,000 of the related securities was called at par by their issuers.  In the full year of 2009, $1.0 million of the securities were called at par by their issuers and we redeemed an additional $2.3 million at 46.9% of original par value.  See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

Investing activities for the three months ended March 31, 2010 included purchases of investment in excess of proceeds from sales of investments of approximately $8.0 million.  This net investment was made from excess cash to improve our investment income.

We have not opened any new vision centers in 2010 or 2009.  Capital expenditures through March 31, 2010 and 2009 were $20,000 and $157,000, respectively.  In January 2010, we closed our San Jose, CA vision center.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months.  We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth when the economy improves.  As a result of aggressive efforts to reduce costs, the number of procedures per vision center required to reach breakeven has declined to 95 per month.  We estimate the number of procedures companywide required for breakeven cash flow, excluding any tax refunds and after capital expenditures and debt service, to be approximately 95,000 per year.  We believe that we have sufficient cash and investments to fund our business beyond 2012 if we perform at least 65,000 procedures annually. We performed 72,776 procedures in 2009.  There can be no assurance as to the number of procedures we will perform in 2010.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Item 4. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2010. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)          Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of March 31, 2010.  Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1. Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the risk factors discussed in our Form 10-K and other filings with the Securities and Exchange Commission, there are a number of other risks and uncertainties from laser vision correction associated with our business, including, without limitation, the successful execution of marketing strategies cost effectively to drive patients to our vision centers; the impact of low consumer confidence and discretionary spending; competition in the laser vision correction industry; our ability to attract new patients; the possibility of adverse outcomes or long-term side effects and negative publicity regarding laser vision correction; our ability to operate profitable vision centers and retain qualified personnel during periods of lower procedure volumes; the continued availability of non-recourse third-party financing for our patients on terms similar to what we have paid historically; and the future value of revenues financed by us and our ability to collect on such financings, which will depend on a number of factors, including the weak consumer credit environment and our ability to manage credit risk related to consumer debt, bankruptcies and other credit trends.  Further, the FDA’s advisory board on ophthalmic devises is currently reviewing concerns about post-LASIK quality of life matters and the FDA has planned a major new study on LASIK outcomes and quality of life that is expected to end in 2012.  The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry.  The outcome of this review or legal or regulatory action could potentially impact negatively the acceptance of LASIK.  In addition, the acceptance rate of new technologies  and our ability to implement successfully new technologies on a national basis create additional risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits

Number	Description
31.1	COO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: April 27, 2010	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: April 27, 2010	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer