Form 10-Q
period 2010-06-30
LCA VISION INC
filed 2010-07-27
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,702,525 shares as of July 23, 2010.

LCA-Vision Inc
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months and Six Months Ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

	Signatures	25

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$26,303	$24,049
Short-term investments	31,467	28,455
Patient receivables, net of allowance for doubtful accounts of $1,972 and $1,645	3,032	4,562
Other accounts receivable, net	2,508	2,002
Assets held for sale	405	1,031
Prepaid professional fees	526	615
Prepaid income taxes	694	12,270
Deferred compensation plan assets	-	400
Prepaid expenses and other	4,878	5,582

Total current assets	69,813	78,966

Property and equipment	79,898	79,993
Accumulated depreciation and amortization	(58,835)	(53,995)
Property and equipment, net	21,063	25,998

Long-term investments	1,981	2,090
Patient receivables, net of allowance for doubtful accounts of $494 and $674	575	854
Investment in unconsolidated businesses	160	137
Other assets	3,975	4,590

Total assets	$97,567	$112,635

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$5,350	$6,504
Accrued liabilities and other	11,372	11,581
Deferred revenue	5,262	6,151
Deferred compensation liability	-	400
Debt obligations maturing in one year	3,696	3,998

Total current liabilities	25,680	28,634

Long-term rent obligations and other	2,244	2,395
Long-term debt obligations (less current portion)	6,353	9,145
Insurance reserve	8,102	9,154
Deferred license fee	3,747	4,428
Deferred revenue	5,445	7,852

Stockholders' investment
Common stock ($.001 par value; 25,291,637 and 25,287,387 shares and
18,702,525 and 18,619,185 shares issued and outstanding, respectively)	25	25
Contributed capital	174,940	174,325
Common stock in treasury, at cost (6,589,112 shares and 6,668,202 shares)	(114,099)	(114,668)
Retained deficit	(15,342)	(9,729)
Accumulated other comprehensive income	472	1,074
Total stockholders' investment	45,996	51,027

Total liabilities and stockholders' investment	$97,567	$112,635

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues - Laser refractive surgery	$26,290	$31,681	$60,303	$79,602

Operating costs and expenses
Medical professional and license fees	6,102	6,987	14,440	17,762
Direct costs of services	12,777	17,269	25,891	35,085
General and administrative expenses	3,643	4,452	7,432	8,869
Marketing and advertising	6,330	9,485	14,197	22,511
Depreciation	2,454	3,768	4,996	8,127
Consent revocation solicitation charges	-	-	-	804
Impairment charges	87	1,203	87	1,189
Restructuring charges	311	351	648	1,266
	31,704	43,515	67,691	95,613
Gain on sale of assets	18	20	1,311	22

Operating loss	(5,396)	(11,814)	(6,077)	(15,989)

Equity in earnings from unconsolidated businesses	-	48	25	75
Net investment income	1,145	633	1,296	455

Loss before taxes on income	(4,251)	(11,133)	(4,756)	(15,459)

Income tax expense (benefit)	36	(4,246)	96	(5,728)

Net loss	$(4,287)	$(6,887)	$(4,852)	$(9,731)

Loss per common share
Basic	$(0.23)	$(0.37)	$(0.26)	$(0.52)
Diluted	$(0.23)	$(0.37)	$(0.26)	$(0.52)

Weighted average shares outstanding
Basic	18,678	18,590	18,656	18,576
Diluted	18,678	18,590	18,656	18,576

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2010	2009

Cash flow from operating activities:
Net loss	$(4,852)	$(9,731)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,996	8,127
Provision for loss on doubtful accounts	1,136	1,957
(Gain) loss on sale of investments	(994)	365
Impairment charges	87	1,103
Gain on sale of assets	(1,311)	(19)
Non cash restructuring charge	377	774
Deferred income taxes	368	(265)
Stock-based compensation	602	568
Insurance reserve	(1,052)	425
Equity in earnings of unconsolidated affiliates	(25)	(75)
Changes in operating assets and liabilities:
Patient accounts receivable	831	1,394
Other accounts receivable	(111)	413
Prepaid income taxes	11,576	3,094
Prepaid expenses and other	704	880
Accounts payable	(1,154)	146
Deferred revenue, net of professional fees	(2,966)	(4,818)
Accrued liabilities and other	(769)	8,184

Net cash provided by operations	7,443	12,522

Cash flow from investing activities:
Purchases of property and equipment	(144)	(178)
Proceeds from sale of assets	1,234	20
Purchases of investment securities	(203,256)	(153,617)
Proceeds from sale of investment securities	200,313	153,900
Other, net	(7)	34

Net cash (used in) provided by investing activities	(1,860)	159

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(3,094)	(5,237)
Shares repurchased for treasury stock	(192)	(36)
Exercise of stock options	13	2

Net cash used in financing activities	(3,273)	(5,271)

Net effect of exchange rate changes on cash and cash equivalents	(56)	209

Increase in cash and cash equivalents	2,254	7,619

Cash and cash equivalents at beginning of period	24,049	23,648

Cash and cash equivalents at end of period	$26,303	$31,267

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

As of June 30, 2010, we operated 62 LasikPlus® fixed-site laser vision correction centers in the United States.  Included in the 62 vision centers are two vision centers licensed to ophthalmologists who use our trademarks.  Due to the nature of our operations and organization, we operate in only one business segment.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2009 from audited financial statements, but did not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”).  These Condensed Consolidated Financial Statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.

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

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Short-term investments:
Corporate obligations	$20,486	$13,818
U.S. governmental notes and agencies	5,631	3,728
Municipal securities	5,250	8,544
Auction rate municipal debt	100	2,365
Total short-term investments	31,467	28,455

Long-term investments:
Auction rate municipal debt	$970	$1,062
Auction rate preferred securities	1,011	1,028
Total long-term investments	1,981	2,090

Total investments	$33,448	$30,545

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at June 30, 2010 by contractual maturity (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$30,324	$30,350
Due after one year through three years	1,005	1,017
Due after three years	1,987	2,081
Total investments	$33,316	$33,448

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	June 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,486	$-	$-	$20,486
U.S. governmental notes and agencies	5,631	-	-	5,631
Municipal securities	5,212	39	(1)	5,250
Auction rate municipal securities	1,010	60	-	1,070
Auction rate preferred securities	977	34	-	1,011
Total investments	$33,316	$133	$(1)	$33,448

	December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$13,818	$-	$-	$13,818
U. S. governmental notes and agencies	3,728	-	-	3,728
Municipal securities	8,459	85	-	8,544
Equities	1,487	878	-	2,365
Auction rate municipal securities	1,010	52	-	1,062
Auction rate preferred securities	999	29	-	1,028
Total investments	$29,501	$1,044	$-	$30,545

We realized gains of $1.0 million and losses of $43,000 primarily on the sale of our equity securities for the three months ended June 30, 2010 and realized gains of $1.0 million and losses of $50,000 for the six months ended June 30, 2010.  We had realized gains of $6,000 and no realized losses on the sale of marketable securities for the three and six months ended June 30, 2009.

We recognized unrealized gains of $133,000 and unrealized losses of $1,000 in accumulated other comprehensive income during the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2009, we recognized unrealized gains of $861,000 and no unrealized losses.  We recognized $29,000, before tax, in other-than-temporary impairments to certain of our auction rate securities during the three and six months ended June 30, 2009.  There were no other-than-temporary impairments to auction rate securities for the three and six months ended June 30, 2010.  Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), we recognized an other-than-temporary impairment of $336,000, before tax, during the three and six months ended June 30, 2009.  There were no other-than-temporary impairment of our equity securities during the three and six months ended June 30, 2010.  When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2010, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (dollars in thousands):

	As of June 30, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Losses

Municipal securities	$1,005	$(1)

As of June 30, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.  As of December 31, 2009, we did not have any investments in marketable securities that were in an unrealized loss position.

Auction Rate Securities
At June 30, 2010 and December 31, 2009, we held $2.3 million and $2.4 million par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds, and preferred closed end funds.  Maturity dates for our auction rate securities range from 2016 to 2036.  In the first two quarters of 2010, $25,000 of the related securities was called at par by their issuers.  In the full year of 2009, $1.0 million of the securities were called at par by their issuers and we redeemed an additional $2.3 million in auction rate securities at 46.9% of original par value.

Our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to June 30, 2010 as long-term. Auction rate municipal debt of $100,000 was redeemed in July 2010 at par.  At June 30, 2010, the fair value and par value of our long-term auction rate instruments were $2.0 million and $2.2 million, respectively.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize fair value measurements by level at June 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of June 30, 2010 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Cash and cash equivalents	$26,303	$-	$-	$26,303
Investments	-	31,467	1,981	33,448
Total	$26,303	$31,467	$1,981	$59,751

	Fair Value Measurements as of December 31, 2009 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$24,049	$-	$-	$24,049
Investments	2,365	26,090	2,090	30,545
Deferred compensation assets	400	-	-	400
Total	$26,814	$26,090	$2,090	$54,994

Liabilities:
Deferred compensation liabilities	$400	$-	$-	$400

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices.  The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges.  Certain of our debt securities are classified at fair value utilizing Level 2 inputs.  For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model as there is insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employs assumptions included financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.  We previously maintained a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  The investment assets of the rabbi trust were valued using quoted market prices.  The related deferred compensation liability represented the fair value of the participants’ investment elections, determined using quoted market prices.  The deferred compensation plan was terminated as of December 31, 2009.  Distributions were made to all participants in January 2010.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Balance at beginning of period	$2,078	$3,155	$2,090	$3,126
Assets acquired	-	-	-	-
Assets sold	-	(44)	(22)	(44)
Transfers in (out) of Level 3	(100)	(258)	(100)	(258)
Gains included in other comprehensive loss	3	255	13	313
Gains (losses) included in earnings	-	-	-	(29)
Balance as of June 30	$1,981	$3,108	$1,981	$3,108

4.  Assets Held For Sale

We had assets held for sale of $405,000 and $1.0 million at June 30, 2010 and December 31, 2009, respectively, comprised of excimer and femtosecond lasers.  During the three months ended March 31, 2010, we were able to sell some of our excimer and femtosecond lasers held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million, before tax.  No assets were sold during the three months ended June 30, 2010.

5.  Income Taxes

The following table presents the components of our income tax benefit for the following periods  (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current:
Federal	$(353)	$(4,115)	$(328)	$(5,409)
State and local	21	(1)	56	(54)
Total current	(332)	(4,116)	(272)	(5,463)

Deferred:
Federal	$322	$514	$322	$550
State and local	46	(644)	46	(815)
Total deferred	368	(130)	368	(265)

Income tax expense (benefit)	$36	$(4,246)	$96	$(5,728)

Effective income tax rate	0.9%	38.1%	2.0%	37.1%

Our effective tax rate for the three and six month periods ended June 30, 2010 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of June 30, 2010 and December 31, 2009, deferred tax assets net of deferred tax liabilities totaled $15.5 million and $13.3 million, respectively, offset by full valuation allowances.  Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the United States and state jurisdictions during the three and six month periods ended June 30, 2010.  Income tax expense for the three and six month periods ended June 30, 2010 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2009, we had recorded a tax refund receivable related to the tax benefit of those federal and state net operating losses generated, where we could carryback the net operating loss to prior tax years.   In the second quarter of 2010, we received our 2009 federal income tax refund.

During the three and six month periods ended June 30, 2010, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits at each of June 30, 2010 and December 31, 2009 was approximately $555,000.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months.  However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.  In 2009, the Internal Revenue Service began an audit of our 2008 tax year.  Based on the early status of the audit and the protocol of finalizing audits by the relevant authority, it is not possible to estimate the impact of the changes, if any, to the previously recorded liability for unrecognized tax benefits.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic Loss
Net loss	$(4,287)	$(6,887)	$(4,852)	$(9,731)
Weighted average shares outstanding	18,678	18,590	18,656	18,576
Basic loss	$(0.23)	$(0.37)	$(0.26)	$(0.52)

Diluted Loss
Net loss	$(4,287)	$(6,887)	$(4,852)	$(9,731)
Weighted average shares outstanding	18,678	18,590	18,656	18,576
Effect of dilutive securities
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average common shares and potential dilutive shares	18,678	18,590	18,656	18,576
Diluted loss per common share	$(0.23)	$(0.37)	$(0.26)	$(0.52)

For the three and six month periods ended June 30, 2010 and 2009, we did not include outstanding stock options and restricted stock awards having a grant price greater than the average market price of the common shares for the period in the computation of diluted earnings per share because the effect of these share-based awards would be antidilutive.  For the three and six months ended June 30, 2010, the total number of  outstanding options and restricted stock awards that were antidilutive was 614,228 and 505,771, respectively.   We excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

7.  Stock-Based Compensation

We have four stock incentive plans through which employees and directors have been or are granted stock-based compensation.  We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period.  The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax effect were as follows for the following periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	$24	$106	$11	$247
Restricted stock	402	470	591	321
	426	576	602	568
Income tax effect	165	242	233	231
	$261	$334	$369	$337

Our restricted stock unit awards include time-based awards that vest ratably over three years and performance-based awards that will be issued only subject to achievement of certain performance criteria.  If this performance criteria is met, the performance-based restricted stock units are subject to three-year cliff vesting.

8.  Consent Revocation Expense

For the six months ended June 30, 2009, we incurred $804,000 in expenses related to our successful defense of a consent solicitation initiated by a dissident stockholder group.

9.  Impairment Charges

In the second quarter of 2010, we recorded an impairment charge to reduce the carrying amount of long-lived assets by $87,000 for one vision center.  This impairment charge reflects our decision to close the vision center.  In the six months ended June 30, 2009, we recorded impairment charges of $1.2 million.  These charges were primarily for closed centers and asset disposals.  We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable.  We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows.  The use of discounted cash flows represents a Level 3 fair value input under U.S. GAAP.  The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows.  We will continue to incur cash expenditures related to these vision centers in the form of future facility lease payments, excimer laser lease payments and costs associated with post-operative and post-surgical enhancements.  For vision centers where we will license an ophthalmologist to operate using our trademarks, we will generate future cash in-flows in the form of license fees.

10.  Restructuring Charges

For the three months ended June 30, 2010, we incurred a net restructuring charge of $311,000, which consisted of contract termination costs associated with the closure of one of our licensed facilities.

For the six months ended June 30, 2010, we incurred a net restructuring charge of $648,000.  The charges were $271,000 for exit and disposal costs associated with the closing of vision centers and $377,000 for contract termination costs.  Contract termination costs resulted primarily from the closure of one of our licensed operations and the termination of the related license agreement.  Other exit and disposal costs incurred in 2010 were primarily expenses related to the closures of facilities and the relocation of various medical equipment.  We incurred restructuring charges totaling $1.3 million for the six months ended June 30, 2009, which included $725,000 of contract termination costs and $541,000 of employee separation benefits.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2010 and December 31, 2009, we included restructuring reserves of $410,000 and $1.1 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets.  Long-term restructuring reserves were $401,000 and $267,000 at June 30, 2010 and December 31, 2009, respectively, and were included in “Long-term rent obligations and other.”   The fair value measurements in all periods utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve activities for the six months ended June 30, 2010 (dollars in thousands):

	Employee	Contract
	Separation	Termination
	Costs	Costs	Total
Balance at December 31, 2009	$237	$1,092	$1,329
Liabilities recognized	4	333	337
Utilized	(109)	(889)	(998)
Balance at March 31, 2010	132	536	668
Liabilities recognized	-	311	311
Utilized	(89)	(79)	(168)
Balance as of June 30, 2010	$43	$768	$811

11.  Debt and Leasing Arrangements

Long-term debt and capital lease obligations consist of (dollars in thousands):

	June 30, 2010	December 31, 2009
Capitalized lease obligations	$30	$390
Bank loan	10,019	12,753
Total long-term debt obligations	$10,049	$13,143
Debt obligations maturing in one year	(3,696)	(3,998)
Long-term obligations (less current portion)	$6,353	$9,145

We use capitalized lease obligations to finance purchases of some of our medical equipment.  The leases cover periods of 24 to 36 months from the date the medical equipment is installed.

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.  Loan repayments increased approximately $965,000 for the six months ended June 30, 2010 compared to the same period in 2009 due primarily to early payoffs of excimer lasers that were sold as a result of previously closed vision centers.

The capital lease obligations and the bank loan are secured by certain medical equipment.

The estimated fair value of our long-term debt and capital lease obligations is $9.8 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate.  Within the hierarchy of fair value measurements, this is Level 3 fair value measurement.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

12.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009
Unrealized investment gain, net of tax of $55 and $417	$83	$626
Foreign currency translation adjustment	389	448
Accumulated other comprehensive income	$472	$1,074

The components of comprehensive loss consisted of the following for the following periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(4,287)	$(6,887)	$(4,852)	$(9,731)
Unrealized investment (loss) gain, net of tax of ($411), $288, ($362) and $308	(616)	342	(544)	463
Foreign currency translation	(187)	302	(59)	220
Comprehensive loss	$(5,090)	$(6,243)	$(5,455)	$(9,048)

13.  Commitments and Contingencies

Our business results in medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under these policies.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  At June 30, 2010, our insurance reserve balance was $8.1 million.

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

The financial results for the three and six months ended June 30, 2010 and 2009 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q.  Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended June 30, 2010 include (all comparisons are with the same period of 2009):

•	Revenues were $26.3 million compared with $31.7 million; adjusted revenues were $24.7 million compared with $29.4 million.
•	Procedure volume was 15,266 procedures (62 vision centers) compared with 17,864 procedures (71 vision centers) and 16,144 same-store procedures.
•	Same-store revenues (62 vision centers) decreased 9.2%; adjusted same-store revenues decreased 7.3%.
•
Operating loss was $5.4 million compared with operating loss of $11.8 million; adjusted operating loss was $6.8 million compared with adjusted operating loss of $13.9 million.  The significant improvement in operating loss and adjusted operating loss for the second quarter of 2010 reflected the impact from the closure of under-performing vision centers, a reduction in direct costs per vision center, and lower marketing and general and administrative expenses.  Included in the second quarter of 2010 results was $0.4 million in restructuring and impairment charges, compared with $1.6 million in restructuring and impairment charges in the second quarter of 2009.

•	Net loss was $4.3 million, or $0.23 per share, compared with net loss of $6.9 million, or $0.37 per share.

Key financial highlights for the six months ended June 30, 2010 include (all comparisons are with the same period of 2009):

•	Revenues were $60.3 million compared with $79.6 million; adjusted revenues were $57.0 million compared with $74.2 million.
•	Procedure volume was 34,332 procedures compared with 45,723 procedures and 41,635 same-store procedures.
•
Operating loss was $6.1 million compared with operating loss of $16.0 million; adjusted operating loss was $9.0 million compared with adjusted operating loss of $20.8 million.  The $9.9 million improvement in operating loss for the first half of 2010 was a result of the closure of under-performing vision centers, lower direct costs per vision center, lower marketing expense, lower general and administrative expense, and less restructuring, impairment and consent revocation charges.  Direct costs per center were $70,000 per month for the first half of 2010 compared with $80,000 per month for the same period of 2009.  Marketing cost per eye decreased to $413 for the first half of 2010 from $492 for the same period last year.

•	Net loss was $4.9 million, or $0.26 per share, compared with net loss of $9.7 million, or $0.52 per share.
•	Cash and investments were $59.8 million at June 30, 2010, compared with $54.6 million as of December 31, 2009.

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

	2010	2009
First quarter	19,066	27,859
Second Quarter	15,266	17,864
Third Quarter		15,335
Fourth Quarter		11,718
Year	34,332	72,776

Our procedure volume and operating results have been severely affected by the continued economic slowdown in the United States, resulting in a decline in consumer confidence levels and a reduction in high-end discretionary expenditures for many consumers.  In response, in 2009 we reduced our workforce so that our staffing levels would be appropriate for our anticipated procedure volume.  Since January 1, 2009, we have closed 13 vision centers and converted two vision centers into licensed facilities. We have no current plans to open vision centers in new markets until the economy improves.  We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Reported U.S. GAAP	$26,290	$31,681	$60,303	$79,602
Adjustments
Amortization of prior deferred revenue	(1,582)	(2,294)	(3,295)	(5,353)
Adjusted revenues	$24,708	$29,387	$57,008	$74,249

Operating Loss
Reported U.S. GAAP	$(5,396)	$(11,814)	$(6,077)	$(15,989)
Adjustments
Amortization of prior deferred revenue	(1,582)	(2,294)	(3,295)	(5,353)
Amortization of prior professional fees	158	229	329	535
Adjusted operating loss	$(6,820)	$(13,879)	$(9,043)	$(20,807)

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Same Period in 2009

Revenues
In the second quarter of 2010, revenues decreased by $5.4 million, or 17.0%, to $26.3 million from $31.7 million in the second quarter of 2009.  Procedure volume decreased 14.5% to 15,266 in the second quarter of 2010 from 17,864 in the second quarter of 2009.   The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(4,274)
Impact from decrease in average selling price, before revenue deferral	(405)
Change in deferred revenue	(712)
Decrease in revenues	$(5,391)

The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, decreased to $1,619 in the second quarter of 2010 from $1,645 in the second quarter of 2009 and $1,694 in the first quarter of 2010.   In an effort to increase traffic at our vision centers, we offered a network-wide 15% discount on procedure pricing in the second quarter of 2010.

We experienced an increase in both appointment show rates and treatment show rates in the second quarter of 2010 compared to the same period in 2009, as well as over the first quarter of 2010.  We attribute these improvements to significant efforts to improve patient interactions, the second quarter price discount promotion, and organizational effectiveness.  Although candidacy rates remained flat quarter over quarter, we have seen an increase in conversion rates compared to second quarter of 2009 and first quarter of 2010.  Patient activity in regards to inquiries remains down as a result of economic and other factors which results in lower procedure volumes. We believe this is due to the continued economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry continues to be impacted negatively.

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

Medical professional and license fees
Medical professional and license fees in the second quarter of 2010 decreased by $885,000, or 12.7%, from the second quarter of 2009.  The decrease was due to lower license fees of $471,000 and physician fees of $467,000 associated with decreased procedure volumes, partially offset by an increase in our enhancement expense.  The amortization of the deferred medical professional fees attributable to prior years was $158,000 in the second quarter of 2010 and $229,000 in the second quarter of 2009.

Direct costs of services
Direct costs of services decreased $4.5 million, or 26.0%, in the second quarter of 2010 to $12.8 million from $17.3 million in the second quarter of 2009.  Lower salaries, fringe benefits, and rent and utilities as a result of closed vision centers and other cost reduction efforts drove much of the decrease in direct costs of services this quarter compared to the same period in 2009.  This decrease was also the result of lower procedure volumes, which caused lower laser maintenance costs, financing fees, and bad debt expense.

General and administrative
General and administrative expenses in the second quarter of 2010 decreased by $809,000, or 18.2%, from the second quarter of 2009, due primarily to workforce reductions which resulted in reduced salaries and fringe benefits, and savings in contract services, professional services, travel and entertainment, and stock-based compensation expense.

Marketing and advertising
Marketing and advertising expenses in the second quarter of 2010 decreased by $3.2 million, or 33.3%, from the second quarter of 2009.  These expenses were 24.1% of revenues in the second quarter of 2010 compared to 29.9% during the second quarter of 2009.  Marketing cost per eye decreased to $415 for the second quarter of 2010 from $531 in the same period of 2009.  In the second quarter of 2010, we reduced our marketing spend levels to continue to align spending levels with consumer demand.  We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Impairment charges
The impairment charge in the second quarter of 2010 was $87,000 for impairment of fixed assets in one vision center, which was the result of our decision to close the Birmingham, Alabama vision center.  In the three months ended June 30, 2009, we recorded impairment charges of $1.2 million.  These charges were primarily for closed centers and asset disposals.

Restructuring charges
The net restructuring charges in the second quarter of 2010 were $311,000, which consisted of contract termination costs associated with the closure of our Savannah, Georgia vision center.  In the second quarter of 2009, net restructuring charges were $351,000, primarily for employee separation benefits for vision centers closed.

Non-operating income and expenses
Net investment income in the second quarter of 2010 increased $512,000, or 80.9%.  This is due primarily to a $993,000 gain on the sale of investments.  Interest income decreased by $562,000, primarily due to lower patient financing interest income of $214,000 on lower procedure volume and lower investment income of $348,000 on lower yielding debt investments.

Income taxes
Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the United States and state jurisdictions in the three months ended June 30, 2010.  Income tax expense for the three months ended June 30, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Same Period in 2009

Revenues
In the six months ending June 30, 2010, revenues decreased by $19.3 million, or 24.2%, to $60.3 million, from $79.6 million in the six months ended June 30, 2009.  Procedure volume decreased 24.9% to 34,332 in the second quarter of 2010 from 45,723 in the second quarter of 2009.   For vision centers open at least 12 months, procedure volume decreased by approximately 17.5% in the six months ended June 30, 2010 to 34,332, as compared to 41,635 in the six months ended June 30, 2009.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(18,498)
Impact from increase in average selling price, before revenue deferral	1,257
Change in deferred revenue	(2,058)
Decrease in revenues	$(19,299)

The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased 2.2% to $1,660 for the six months ended June 30, 2010 from $1,624 in the six months ended June 30, 2009.

We experienced increases in both appointment show rates and treatment show rates in the six months ended June 30, 2010 compared to the same period in 2009.  We attribute these improvements in operational metrics primarily to patient acquisition and organizational effectiveness measures.  Although candidacy rates remained flat year over year, we have seen an increase in conversion rates.  Patient activity in regards to inquiries remains down as a result of economic and other factors which results in lower procedure volumes. We believe this is due to the continued economic uncertainty and other macroeconomic factors.  Industry sources indicate that the entire laser vision correction industry continues to be impacted negatively.

Medical professional and license fees
Medical professional and license fees in the six months ended June 30, 2010 decreased by $3.3 million, or 18.7%, from the six months ended June 30, 2009.  The decrease was due to decreased license fees of $1.5 million and physician fees of $1.8 million associated with decreased procedure volumes, partially offset by an increase in our enhancement expense.  The amortization of the deferred medical professional fees attributable to prior years was $329,000 in the six months ended June 30, 2010 and $535,000 in the same period of 2009.

Direct costs of services
Direct costs of services in the six months ended June 30, 2010 decreased $9.2 million, or 26.2% to $25.9 million from $35.1 million in the same period of 2009.  Lower salaries, fringe benefits, and incentives, as well as rent and utilities, and travel and entertainment expense caused the decrease in direct costs of services in the six months ended June 30, 2010 compared to the same period in 2009.  This decrease was also the result of lower procedure volumes, which resulted in lower bad debt, financing fees, and laser maintenance, partially offset by an increase in stock compensation expense.

General and administrative
General and administrative expenses in the six months ended June 30, 2010 decreased by $1.4 million, or 16.2%, from the six months ended June 30, 2009, due primarily to workforce reductions which resulted in reduced salaries and fringe benefits, and reductions in travel and entertainment, contract services, professional services, and stock-based compensation expense.

Marketing and advertising
Marketing and advertising expenses in the six months ended June 30, 2010 decreased by $8.3 million, or 36.9%, from the six months ended June 30, 2009.  These expenses were 23.5% of revenues in the six months ended June 30, 2010, compared to 28.3% during the six months ended June 30, 2009.  In 2010, we reduced our marketing spend levels to continue to align spending levels with consumer demand.  We believe the decrease in monetary expenditures better aligns our spending with anticipated consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Gain on sale of assets
We sold excimer and femtosecond lasers held for sale for a gain of approximately $1.3 million in the six months ended June 30, 2010.  Gain on sale of assets was minimal for the first six months of 2009.

Consent revocation solicitation charges
In the six months ended June 30, 2009, we incurred $804,000 in charges related to our successful defense of a consent solicitation by a dissident stockholder group.

Impairment charges
The impairment charge in the six months ended June 30, 2010 was $87,000 for the impairment of fixed assets in one vision center, which was the result of our decision to close the Birmingham, Alabama vision center.  In the six months ended June 30, 2009, we recorded impairment charges of $1.2 million.  These charges were primarily for closed centers and asset disposals.

Restructuring charges
The net restructuring charges in the six months ended June 30, 2010 were $648,000, comprised primarily of contract termination costs associated with the closure of certain of our laser vision centers.  Also included in the charges were other exit and disposal costs incurred in 2010 related to vacating leased properties and relocating medical equipment.  We incurred restructuring charges totaling $1.3 million for the six months ended June 30, 2009, which included $725,000 of contract termination costs and $541,000 of employee separation benefits.

Non-operating income and expenses
Net investment income in the six months ended June 30, 2010 increased $841,000, or 184.8%.  This is due primarily to the gain on sale of investments of $988,000 that occurred in the second quarter of 2010 and $365,000 other-than-temporary impairment of auction rate securities and equity investments recognized in the second quarter of 2009.  Patient financing interest income declined $461,000 on lower procedure volume, investment income declined by $205,000 on lower yielding debt investments, and interest expense declined by $164,000.

Income taxes
Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the U.S. and state jurisdictions in the six months ended June 30, 2010.  Income tax expense for the six months ended June 30, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At June 30, 2010, we held $57.8 million in cash and cash equivalents and short-term investments, an increase of $5.3 million from $52.5 million at December 31, 2009.  Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Six Months Ending
	June 30,
	2010	2009
Cash provided (used) by:
Operating activities	$7,443	$12,522
Investing activities	(1,860)	159
Financing activities	(3,273)	(5,271)
Net effect of exchange rate changes on cash and cash equivalents	(56)	209
Net increase in cash and cash equivalents	$2,254	$7,619

Cash flows generated from operating activities declined to $7.4 million for the six months ended June 30, 2010 compared to $12.5 million for the same period in 2009.  This decrease was due primarily to $6.8 million received in the first half of 2009 in connection with our revised laser contracts and $1.4 million in increased insurance payments in the first half of 2010 compared with the same period in 2009.   Cost control and cash conservation efforts have provided significant reductions in our marketing spend, salary expense, and laser maintenance, as well as all other discretionary areas which have more than offset reductions in revenue.  We continue to closely manage working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Gross patient receivables decreased $1.7 million in the six months ended June 30, 2010 as a result of lower procedure volume.  Our accounts payable significantly decreased at June 30, 2010, primarily due to a change in marketing vendors and timing of invoices.  At June 30, 2010, working capital (excluding debt due within one year) amounted to $47.8 million compared to $54.3 million at December 31, 2009.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 246.5% of current liabilities at June 30, 2010, compared to 206.3% at December 31, 2009.

We continue to offer our own sponsored patient financing. As of June 30, 2010, we had $3.6 million in patient receivables, net of allowance for doubtful accounts, which was a decrease of $1.8 million, or 33.4% from December 31, 2009.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.  However, our ability to collect patient accounts depends, in part, on overall economic conditions.  Bad debt expense was 1.9% and 2.5% of revenue for the six months ended June 30, 2010 and 2009, respectively.  The decrease in bad debt expense is attributable to improved collection experience within our 12-month and 18-month patient financing plans resulting from improvements to our underwriting that were implemented last year including FICO scoring patients and requiring varying down payments depending upon credit scores.

We had assets held for sale of $405,000 and $1.0 million at June 30, 2010 and December 31, 2009, respectively, related to unused excimer and femtosecond lasers.  During the six months ended June 30, 2010, we were able to sell some of our excimer and femtosecond lasers held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million before tax.  We have collected $112,000 on the notes receivable in the six months ended June 30, 2010.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  The remaining unpaid balance on the bank loan was $10.0 million at June 30, 2010. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.  Loan repayments increased approximately $965,000 for the six months ended June 30, 2010 compared to the same period in 2009 due primarily to additional payoffs of excimer lasers that were sold.

At June 30, 2010 and December 31, 2009, we held $2.3 million and $2.4 million, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds.  Our auction rate instruments are not currently liquid.  Maturity dates for our auction rate securities range from 2016 to 2036.  In the first two quarters of 2010, $25,000 of the related securities was called at par by their issuers.  In the full year of 2009, $1.0 million of the securities were called at par by their issuers and we redeemed an additional $2.3 million at 46.9% of original par value.  See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

During the six months ended June 30, 2010 we purchased $203.3 million of investment securities and received proceeds from the sale of investment securities of $200.3 million.  The majority of our investment portfolio consists of high-grade commercial paper and bonds with maturities of 30 days or less, which resulted in increased purchasing and selling activity for the six months ended June 30, 2010.  Investing activities for the six months ended June 30, 2010 included purchases of investments in excess of proceeds from sales of investments of approximately $2.9 million.  This net investment was made from excess cash to improve our investment income.

We have not opened any new vision centers in 2010 or 2009.  Capital expenditures for the six months ended June 30, 2010 and 2009 were $144,000 and $178,000, respectively.  In January 2010, we closed our San Jose, CA vision center.  In July 2010, we announced the closing of our Birmingham, AL vision center and our licensed operation in Savannah, GA.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months.  We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth when the economy improves.  As a result of aggressive efforts to reduce costs, the number of procedures per vision center required to reach breakeven is estimated at 95 per month.  We estimate the number of procedures companywide required for breakeven cash flow, excluding any tax refunds and after capital expenditures and debt service, to be approximately 85,000 per year.  We believe that we have sufficient cash and investments to fund our business beyond 2012 if we perform at least 61,000 procedures annually. We performed 72,776 procedures in 2009.  There can be no assurance as to the number of procedures we will perform in 2010.

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

Long-term investments include auction rate securities that are currently failing auction.  These investments are recorded at fair value using a trinomial discount model.  We are divesting all auction rate securities as the market allows.  There can be no assurance, however, that the issuers of the auction rate securities that we hold will do so in advance of their maturity or the restoration of a regularized auction market.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

In addition, because our capital leases and secured indebtedness are at fixed rates, we have limited interest rate risk.

Item 4. Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of June 30, 2010. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)           Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of June 30, 2010.  Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LCA-VISION INC.

Date: July 27, 2010	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: July 27, 2010	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer