Form 10-Q
period 2010-09-30
LCA VISION INC
filed 2010-10-26
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,707,015 shares as of October 22, 2010

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$22,929	$24,049
Short-term investments	31,450	28,455
Patient receivables, net of allowance for doubtful accounts of $1,854 and $1,645	2,286	4,562
Other accounts receivable, net	2,290	2,002
Assets held for sale	334	1,031
Prepaid professional fees	482	615
Prepaid income taxes	619	12,270
Deferred compensation plan assets	-	400
Prepaid expenses and other	4,197	5,582

Total current assets	64,587	78,966

Property and equipment	77,278	79,993
Accumulated depreciation and amortization	(60,177)	(53,995)
Property and equipment, net	17,101	25,998

Long-term investments	1,989	2,090
Patient receivables, net of allowance for doubtful accounts of $435 and $674	486	854
Investment in unconsolidated businesses	106	137
Other assets	3,534	4,590

Total assets	$87,803	$112,635

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$6,987	$6,504
Accrued liabilities and other	10,663	11,581
Deferred revenue	4,818	6,151
Deferred compensation liability	-	400
Debt obligations maturing in one year	3,278	3,998

Total current liabilities	25,746	28,634

Long-term rent obligations and other	2,069	2,395
Long-term debt obligations (less current portion)	5,776	9,145
Insurance reserves	8,358	9,154
Deferred license fee	3,406	4,428
Deferred revenue	4,415	7,852

Stockholders' investment
Common stock ($.001 par value; 25,291,637 and 25,287,387 shares and 18,707,015 and 18,619,185 shares issued and outstanding, respectively)	25	25
Contributed capital	175,296	174,325
Common stock in treasury, at cost (6,584,622 shares and 6,668,202 shares, respectively)	(114,066)	(114,668)
Retained deficit	(23,815)	(9,729)
Accumulated other comprehensive income	593	1,074
Total stockholders' investment	38,033	51,027

Total liabilities and stockholders' investment	$87,803	$112,635

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues - Laser refractive surgery	$20,263	$27,646	$80,566	$107,248

Operating costs and expenses
Medical professional and license fees	4,966	5,887	19,406	23,649
Direct costs of services	11,499	15,206	37,390	50,291
General and administrative expenses	3,336	3,706	10,768	12,575
Marketing and advertising	5,100	5,498	19,298	28,009
Depreciation	2,379	3,293	7,375	11,420
Consent revocation solicitation charges	-	-	-	804
Impairment charges	1,608	4,415	1,694	5,604
Restructuring charges	145	8	794	1,274
	29,033	38,013	96,725	133,626
Gain on sale of assets	266	10	1,577	26

Operating loss	(8,504)	(10,357)	(14,582)	(26,352)

Equity in earnings from unconsolidated businesses	-	54	25	128
Net investment income	103	651	1,399	1,112

Loss before taxes on income	(8,401)	(9,652)	(13,158)	(25,112)

Income tax expense	39	10,251	134	4,522

Net loss	$(8,440)	$(19,903)	$(13,292)	$(29,634)

Loss per common share
Basic	$(0.45)	$(1.07)	$(0.71)	$(1.59)
Diluted	$(0.45)	$(1.07)	$(0.71)	$(1.59)

Weighted average shares outstanding
Basic	18,703	18,608	18,672	18,587
Diluted	18,703	18,608	18,672	18,587

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2010	2009

Cash flow from operating activities:
Net loss	$(13,292)	$(29,634)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,375	11,420
Provision for loss on doubtful accounts	1,333	2,771
(Gain) loss on sale of investments	(1,008)	365
Impairment charges	1,694	5,604
Gain on sale of assets	(1,577)	(26)
Non cash restructuring charge	411	736
Deferred income taxes	377	11,072
Stock-based compensation	957	607
Insurance reserve	(796)	(123)
Equity in earnings of unconsolidated affiliates	(25)	(128)
Changes in operating assets and liabilities:
Patient accounts receivable	1,584	2,474
Other accounts receivable	(48)	82
Prepaid income taxes	11,651	2,047
Prepaid expenses and other	1,385	118
Accounts payable	483	(856)
Deferred revenue, net of professional fees	(4,293)	(6,552)
Accrued liabilities and other	(1,670)	7,816

Net cash provided by operations	4,541	7,793

Cash flow from investing activities:
Purchases of property and equipment	(176)	(182)
Proceeds from sale of assets	1,721	46
Purchases of investment securities	(328,120)	(242,429)
Proceeds from sale of investment securities	325,133	242,904
Other, net	(34)	(116)

Net cash (used in) provided by investing activities	(1,476)	223

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(4,089)	(6,315)
Shares repurchased for treasury stock	(192)	(36)
Exercise of stock options	14	18

Net cash used in financing activities	(4,267)	(6,333)

Net effect of exchange rate changes on cash and cash equivalents	82	649

(Decrease) increase in cash and cash equivalents	(1,120)	2,332

Cash and cash equivalents at beginning of period	24,049	23,648

Cash and cash equivalents at end of period	$22,929	$25,980

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

As of September 30, 2010, we operated 60 LasikPlus® fixed-site laser vision correction centers in the United States.  Included in the 60 vision centers is one vision center licensed to an ophthalmologist who uses our trademarks.  Due to the nature of our operations and organization, we operate in only one business segment.

Basis of Presentation
Our Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for each period presented.  The adjustments referred to above are of a normal and recurring nature unless otherwise disclosed herein.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations.

We derived the Condensed Consolidated Balance Sheet as of December 31, 2009 from audited financial statements, but did not include all disclosures required by U.S. GAAP.  These Condensed Consolidated Financial Statements should be read in conjunction with our 2009 Annual Report on Form 10-K.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2010.

Use of Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  Significant items that are subject to such estimates and assumptions include investment valuation, patient financing receivables and reserves, insurance reserves, income taxes and enhancement accruals.  Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

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

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009.  Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	September 30,	December 31,
	2010	2009
Short-term investments:
Corporate obligations	$20,887	$13,818
U.S. Governmental notes and agencies	7,375	3,728
Municipal securities	3,188	8,544
Auction rate municipal debt	-	2,365
Total short-term investments	31,450	28,455

Long-term investments:
Auction rate municipal debt	955	1,062
Auction rate preferred securities	1,034	1,028
Total long-term investments	1,989	2,090

Total investments	$33,439	$30,545

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at September 30, 2010 by contractual maturity (dollars in thousands).  Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$31,438	$31,450
Due after one year through three years	-	-
Due after three years	1,901	1,989
Total investments	$33,339	$33,439

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	September 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,887	$-	$-	$20,887
U.S. Governmental notes and agencies	7,375	-	-	7,375
Municipal securities	3,176	12	-	3,188
Auction rate municipal securities	924	31	-	955
Auction rate preferred securities	977	57	-	1,034
Total investments	$33,339	$100	$-	$33,439

	December 31, 2009
		Gross	Gross
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Corporate obligations	$13,818	$-	$-	13,818
U.S. Governmental notes and agencies	3,728	-	-	3,728
Municipal securities	8,459	85	-	8,544
Equities	1,487	878	-	2,365
Auction rate municipal securities	1,010	52	-	1,062
Auction rate preferred securities	999	29	-	1,028
Total investments	$29,501	$1,044	$-	$30,545

We realized gains of $27,000 and no losses on the sale of our debt securities for the three months ended September 30, 2010, and realized gains of $1.1 million and losses of $50,000 for the nine months ended September 30, 2010.  We had realized gains of $41,000 and $47,000,  and no realized losses, on the sale of marketable securities for the three and nine months ended September 30, 2009, respectively.

We recognized unrealized gains of $100,000 and no unrealized losses in accumulated other comprehensive income as of September 30, 2010.  For the three and nine months ended September 30, 2010 we recorded reductions of accumulated other comprehensive income related to changes in investments of $32,000 and $943,000, net of tax of $10,000 and $377,000, respectively.  The change for the three months ended September 30, 2010 consists of transfers to realized gains of $26,000 and unrealized losses of $6,000 in municipal securities.  The change for the nine months ended September 30, 2010 consists of transfers to realized gains of $41,000 and $877,000 for municipal securities and equities, respectively, as well as unrealized losses of $25,000 in municipal securities.  For the three and nine months ended September 30, 2009, we recognized $1.3 million in unrealized gains and no losses.

Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), and auction rate securities, we recognized an other-than-temporary impairment of $365,000, before tax, during the nine months ended September 30, 2009.  These equity securities were sold in April 2010.  There were no other-than-temporary impairments of our auction rate securities during the three and nine months ended September 30, 2010.  When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Auction Rate Securities
At September 30, 2010 and December 31, 2009, we held $2.2 million and $2.4 million par value, respectively, of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds.  Maturity dates for our auction rate securities range from 2030 to 2036.  In the three and nine months ended September 30, 2010, $100,000 and $125,000 of the related securities were called at par by their issuers, respectively.  For the full year of 2009, $1.0 million of the securities were called at par by their issuers and we redeemed an additional $2.3 million in auction rate securities at 46.9% of original par value.

Our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe the recovery period for our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to September 30, 2010 as long-term.  At September 30, 2010, the fair value and par value of our long-term auction rate instruments were $2.0 million and $2.2 million, respectively.

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

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize fair value measurements by level at September 30, 2010 and December 31, 2009 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of September 30, 2010 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$22,929	$-	$-	$22,929
Investments	-	31,450	1,989	33,439
Total	$22,929	$31,450	$1,989	$56,368

	Fair Value Measurements as of December 31, 2009 Using
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Assets:
Cash and cash equivalents	$24,049	$-	$-	$24,049
Investments	2,365	26,090	2,090	30,545
Deferred compensation assets	400	-	-	400
Total	$26,814	$26,090	$2,090	$54,994

Liabilities:
Deferred compensation liabilties	$400	$-	$-	$400

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices.  The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges.  Certain of our debt securities are classified at fair value utilizing Level 2 inputs.  For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.  The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model as there is insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employs assumptions including financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.  We previously maintained a self-directed deferred compensation plan structured as a rabbi trust for certain highly compensated individuals.  The investment assets of the rabbi trust were valued using quoted market prices.  The related deferred compensation liability represented the fair value of the participants’ investment elections, determined using quoted market prices.  The deferred compensation plan was terminated as of December 31, 2009.  Distributions were made to all participants in January 2010.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$1,981	$3,108	$2,090	$3,126
Assets acquired	-	-	-	-
Assets sold	-	-	(22)	(44)
Transfers in (out) of Level 3	-	-	(100)	(258)
Gains included in other comprehensive income	8	109	21	422
Losses included in earnings	-	-	-	(29)
Balance as of September 30	$1,989	$3,217	$1,989	$3,217

4.  Assets Held For Sale

We had assets held for sale of $334,000 and $1.0 million at September 30, 2010 and December 31, 2009, respectively, comprised of excimer and femtosecond lasers.  During the nine months ended September 30, 2010, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $651,000 for total cash proceeds of approximately $1.2 million and notes receivable of $835,000, resulting in a gain of approximately $1.3 million, before tax.

5.  Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$6	$(939)	$(323)	$(6,348)
State and local	24	(147)	80	(202)
Total Current	30	(1,086)	(243)	(6,550)

Deferred:
Federal	$8	$10,760	$330	$11,310
State and local	1	577	47	(238)
Total Deferred	9	11,337	377	11,072

Income tax expense	$39	$10,251	$134	$4,522

Effective income tax rate	0.5%	106.2%	1.0%	18.0%

Our effective tax rate for the three and nine month periods ended September 30, 2010 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of September 30, 2010 and December 31, 2009, deferred tax assets net of deferred tax liabilities totaled $19.0 million and $13.3 million, respectively, offset by full valuation allowances.  Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the United States and state jurisdictions during the three and nine month periods ended September 30, 2010.  Income tax expense for the three and nine month periods ended September 30, 2010 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2009, we had recorded a tax refund receivable related to the tax benefit of those federal and state net operating losses generated, where we could carryback the net operating loss to prior tax years.   This receivable was collected in June 2010.

During the three and nine month periods ended September 30, 2010, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax.  The total amount of unrecognized tax benefits at each of September 30, 2010 and December 31, 2009 was approximately $555,000.  It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months.  However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.  In 2009, the Internal Revenue Service began an audit of our 2008 tax year.  During the three months ended September 30, 2010, the 2008 audit was completed, and there were no audit adjustments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Loss
Net loss	$(8,440)	$(19,903)	$(13,292)	$(29,634)
Weighted average shares outstanding	18,703	18,608	18,672	18,587
Basic loss	$(0.45)	$(1.07)	$(0.71)	$(1.59)

Diluted Loss
Net loss	$(8,440)	$(19,903)	$(13,292)	$(29,634)
Weighted average shares outstanding	18,703	18,608	18,672	18,587
Effect of dilutive securities
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average common shares and potential dilutive shares	18,703	18,608	18,672	18,587
Diluted loss per common share	$(0.45)	$(1.07)	$(0.71)	$(1.59)

For the three and nine month periods ended September 30, 2010 and 2009, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.    For the three and nine months ended September 30, 2010, the total number of  outstanding options and restricted stock awards that were antidilutive was 541,643 and 635,463, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	$18	$(347)	$29	$(100)
Restricted stock	338	386	928	707
	356	39	957	607
Income tax effect	272	36	505	267
	$84	$3	$452	$340

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

In the three and nine months ended September 30, 2010, we recorded impairment charges to reduce the carrying amount of long-lived assets by $1.6 million and $1.7 million, respectively.  The impairment charge recognized during the three months ended September 30, 2010 primarily reflects our October 2010 decision to consolidate vision center operations in four markets and close vision centers in four additional underperforming markets by December 31, 2010 or early 2011 in order to preserve cash.  Based on this evaluation, we determined that leasehold improvements and other assets with a carrying amount of $1.2 million were no longer recoverable and were in fact impaired and were written down to their fair value.  Excimer lasers with a carrying amount of $1.2 million were impaired and written down by $125,000 to their estimated fair values.  We adjusted the carrying value of the excimer lasers to their fair value, which we determined based on estimated market prices of similar assets.  Because of deteriorating market conditions (i.e., rising interest rates and less marketplace demand), it is reasonably possible that our estimate of market prices of similar assets may change in the near term resulting in the need to adjust our determination of fair value.  The fair value measurements utilized in our market prices of similar assets represent Level 2 inputs under Accounting Standards Codification (“ASC”) 820.

The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows.  We will continue to incur cash expenditures related to these vision centers in the form of future facility lease payments, excimer laser lease payments and costs associated with post-operative and post-surgical enhancements.  For the vision center which we licensed to an ophthalmologist to operate using our trademarks, we will generate future cash in-flows in the form of license fees.

The $1.6 million impairment charge recognized in the September 2010 quarter also included $164,000 in impairment charges related to certain assets held for use in one vision center.  We wrote down these assets to an approximate fair value based on estimated market prices of similar assets as a result of the decline in the overall U.S. economy and weakening consumer confidence levels, which have adversely impacted procedure volume levels.  The fair value measurements utilized in our discounted cash flow represent Level 3 inputs under ASC 820.

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

10.	Restructuring Charges

For the three months ended September 30, 2010, we incurred a net restructuring charge of $145,000, which consisted primarily of a change in estimate related to contract termination costs associated with a previous closure of a center that we had subleased to the ophthalmologist.

For the nine months ended September 30, 2010, we incurred a net restructuring charge of $794,000.  The restructuring charges were $328,000 for exit and disposal costs associated with the closing of vision centers and $466,000 for contract termination costs.  Contract termination costs resulted primarily from the closure of one of our licensed operations and the termination of the related license agreement.  Other exit and disposal costs incurred in 2010 were primarily expenses related to the closures of facilities and the relocation of various medical equipment.  We incurred restructuring charges totaling $1.3 million for the nine months ended September 30, 2009, which included $1.1 million of center closure costs and $587,000 of employee separation benefits partially offset by a benefit of $435,000 due to a change in estimate to certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful negotiations with lessors.

At September 30, 2010, we included restructuring reserves of $470,000 in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets, a decline from $1.1 million at December 31, 2009 due to payments during the 9-month period.   Long-term restructuring reserves were $349,000 and $267,000 at September 30, 2010 and December 31, 2009, respectively, and were included in “Long-term rent obligations and other.” The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve activities for the nine months ended September 30, 2010 (dollars in thousands):

	Employee	Contract
	Separation	Termination
	Costs	Costs	Total
Balance at December 31, 2009	$237	$1,092	$1,329
Liabilities recognized	4	334	338
Utilized	(109)	(890)	(999)
Balance at March 31, 2010	132	536	668
Liabilities recognized	-	311	311
Utilized	(89)	(79)	(168)
Balance at June 30, 2010	$43	$768	$811
Liabilities recognized	11	134	145
Utilized	(47)	(90)	(137)
Balance at September 30, 2010	$7	$812	$819

11.  Debt and Leasing Arrangements

Long-term debt and capital lease obligations consist of (dollars in thousands):

	September 30,	December 31,
	2010	2009
Capitalized lease obligations	$11	$390
Bank loan	9,043	12,753
Total long-term debt obligations	$9,054	$13,143
Debt obligations maturing in one year	(3,278)	(3,998)
Long-term obligations (less current portion)	$5,776	$9,145

LCA-Vision Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

We use capitalized lease obligations to finance purchases of some of our medical equipment.  The leases cover periods of 24 to 36 months from the date the medical equipment is installed.

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants.  Loan repayments increased approximately $1.0 million for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to early payoffs of excimer lasers that were sold as a result of previously closed vision centers.

The capital lease obligations and the bank loan are secured by certain medical equipment.

The estimated fair value of our long-term debt and capital lease obligations is $9.0 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate.  Within the hierarchy of fair value measurements, this is Level 3 fair value measurement.

12.  Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):
	September 30,	December 31,
	2010	2009
Unrealized investment gain, net of tax of $40 and $417	$60	$626
Foreign currency translation	533	448
Accumulated other comprehensive income	$593	$1,074

The components of comprehensive loss consisted of the following for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(8,440)	$(19,903)	$(13,292)	$(29,634)
Unrealized investment (loss) gain, net of tax of ($10), $170, ($377) and $478	(22)	255	(566)	717
Foreign currency translation	143	265	84	486
Comprehensive loss	$(8,319)	$(19,383)	$(13,774)	$(28,431)

13.  Commitments and Contingencies

Our business results in medical malpractice lawsuits.  Claims reported to us prior to December 18, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under these policies.  Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002.  We use the captive insurance company for both primary insurance and excess liability coverage.  A number of claims are now pending with our captive insurance company.  At September 30, 2010, our insurance reserve balance was $8.4 million.

In addition to these malpractice suits, we are periodically subject to various other claims and lawsuits.  We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations, or cash flows.

14.  Subsequent Events

In order to preserve cash, we decided in October 2010 to consolidate four markets, close an additional four underperforming vision centers and eliminate 8% of our workforce.  The elimination of these positions, which we communicated to our employees subsequent to September 30, 2010, includes reductions from our call center, corporate office, and from closing vision centers.  We estimate the fourth quarter 2010 restructuring charges will be approximately $4.3 million, comprised of contract termination costs, closure costs,  and employee severance and benefits.  This estimate, which includes a full charge for all future rents, may change significantly based on our ability to successfully negotiate lease buyouts with the landlords or subleases of the vision centers planned for closure in the fourth quarter.  See Note 9 to the Condensed consolidated financial statements for impairment charges recorded at September 30, 2010 and additional restructuring charges anticipated in the fourth quarter 2010 as a result of these decisions.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act.  These reports and other information filed by us may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy statements and other information about issuers, like us, which file electronically with the SEC.  The address of that site is http://www.sec.gov.

The financial results for the three and nine months ended September 30, 2010 and 2009 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q.  Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended September 30, 2010 include (all comparisons are with the corresponding period of 2009):

•	Revenues were $20.3 million compared with $27.6 million; adjusted revenues were $18.8 million compared with $25.7 million.
•	Procedure volume was 11,497 procedures (62 vision centers) compared with 15,335 procedures (71 vision centers) and 14,068 same-store procedures.
•	Same-store revenues (62 vision centers) decreased 19.3%; adjusted same-store revenues decreased 18.3%.
•
Operating loss was $8.5 million compared with operating loss of $10.4 million; adjusted operating loss was $9.8 million compared with adjusted operating loss of $12.1 million.  The reduction in operating loss and adjusted operating loss for the third quarter of 2010 reflected the impact from the closure of under-performing vision centers, a reduction in direct costs per vision center, and lower marketing and general and administrative expenses.  Results for the third quarter of 2010 include $1.8 million in restructuring and impairment charges, compared with $4.4 million in restructuring and impairment charges in the third quarter of 2009.

•	Net loss was $8.4 million, or $0.45 per share, compared with net loss of $19.9 million, or $1.07 per share.

Key financial highlights for the nine months ended September 30, 2010 include (all comparisons are with the same period of 2009):

•	Revenues were $80.6 million compared with $107.2 million; adjusted revenues were $75.8 million compared with $100 million.
•	Procedure volume was 45,829 procedures compared with 61,058 procedures and 55,703 same-store procedures.
•
Operating loss was $14.6 million compared with operating loss of $26.4 million; adjusted operating loss was $18.9 million compared with adjusted operating loss of $32.9 million.  The reduction in operating loss and adjusted operating loss was a result of closing under-performing vision centers, lower direct costs per vision center, lower marketing expense, lower general and administrative expense, and less restructuring, impairment and consent revocation charges.  Direct costs per center were $67,000 per month for the first nine months of 2010 compared with $76,000 per month for the same period of 2009.  Marketing cost per eye decreased to $421 for the first nine months of 2010 from $459 for the same period last year.  Operating loss and adjusted operating loss for the 2010 period included $2.5 million in impairment and restructuring charges, whereas the 2009 period included $6.9 million in impairment and restructuring charges and $804,000 in consent revocation solicitation charges.

•	Net loss was $13.3 million, or $0.71 per share, compared with net loss of $29.6 million, or $1.59 per share.
•	Cash and investments were $56.4 million at September 30, 2010, compared with $54.6 million as of December 31, 2009.

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

	2010	2009
First quarter	19,066	27,859
Second Quarter	15,266	17,864
Third Quarter	11,497	15,335
Fourth Quarter		11,718
Year	45,829	72,776

The continued economic slowdown in the United States has severely impacted our procedure volume and operating results, resulting in a decline in consumer confidence levels and a reduction in high-end discretionary expenditures for many consumers.  In response, in 2009 and 2010 we reduced our workforce so that our staffing levels would be appropriate for our anticipated procedure volume.  Since January 1, 2009, we have closed 15 vision centers and converted one vision center into a licensed facility. In addition, in October 2010, we announced the closure of eight more vision centers.  We have no current plans to open vision centers in new markets until the economy improves.  We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Reported U.S. GAAP	$20,263	$27,646	$80,566	$107,248
Adjustments:
Amortization of prior deferred revenue	(1,475)	(1,927)	(4,770)	(7,280)
Adjusted revenues	$18,788	$25,719	$75,796	$99,968

Operating Loss

Reported U.S. GAAP	$(8,504)	$(10,357)	$(14,582)	$(26,352)
Adjustments:
Amortization of prior deferred revenue	(1,475)	(1,927)	(4,770)	(7,280)
Amortization of prior professional fees	148	193	477	728
Adjusted operating loss	$(9,831)	$(12,091)	$(18,875)	$(32,904)

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Same Period in 2009

Revenues
In the third quarter of 2010, revenues decreased by $7.4 million, or 26.7%, to $20.3 million from $27.6 million in the third quarter of 2009.  Procedure volume decreased 25% to 11,497 in the third quarter of 2010 from 15,335 in the third quarter of 2009.   The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(6,437)
Impact from decrease in average selling price, before revenue deferral	(494)
Change in deferred revenue	(452)
Decrease in revenues	$(7,383)

The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, decreased to $1,634 in the third quarter of 2010 from $1,677 in the third quarter of 2009 and increased from $1,619 in the second quarter of 2010.   In an effort to increase traffic at our vision centers, we offered a network-wide 15% discount on procedure pricing in part of the third and all of the second quarters of 2010.

We experienced an increase in both appointment show rates and treatment show rates in the third quarter of 2010 compared to the same period in 2009.  We attribute these improvements to significant efforts to improve patient interactions, the third quarter price discount promotion, and organizational effectiveness.  Candidacy rates declined slightly in the third quarter of 2010 compared to the same period in 2009.  We have seen an increase in conversion rates compared to the third quarter of 2009.  Patient activity in regards to inquiries remains down as a result of economic uncertainty and other macroeconomic factors which results in lower procedure volumes.  Industry sources indicate that the entire laser vision correction industry continues to be impacted negatively.

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

•	General and administrative costs, including headquarters and call center staff expense, and other overhead costs,
•	Marketing and advertising costs, and
•	Depreciation of equipment and leasehold improvements.

Medical professional and license fees
Medical professional and license fees in the third quarter of 2010 decreased by $921,000, or 15.6%, from the third quarter of 2009.  The decrease was due to lower license fees of $235,000 and physician fees of $697,000 associated with decreased procedure volumes, partially offset by a slight increase in our enhancement expense.  The amortization of the deferred medical professional fees attributable to prior years was $148,000 in the third quarter of 2010 and $193,000 in the third quarter of 2009.

Direct costs of services
Direct costs of services decreased $3.7 million, or 24.4%, in the third quarter of 2010 to $11.5 million from $15.2 million in the third quarter of 2009.  Lower salaries, fringe benefits, and rent and utilities as a result of closed vision centers and other cost reduction efforts drove much of the decrease in direct costs of services this quarter compared to the same period in 2009.  This decrease was also the result of lower procedure volumes, which caused lower laser maintenance costs, financing fees, and bad debt expense.

General and administrative
General and administrative expenses in the third quarter of 2010 decreased by $370,000, or 10%, from the third quarter of 2009, due primarily to workforce reductions which resulted in reduced salaries and fringe benefits, and savings in professional services.

Marketing and advertising
Marketing and advertising expenses in the third quarter of 2010 decreased by $398,000, or 7.2%, from the third quarter of 2009.  These expenses were 25.2% of revenues in the third quarter of 2010 compared to 19.9% during the third quarter of 2009.  Marketing cost per eye increased to $444 for the third quarter of 2010 from $359 in the same period of 2009 primarily due to the decreased procedure volume.  In the third quarter of 2010, we continued to reduce our marketing spend levels in an attempt to align spending levels with consumer demand.  We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Impairment charges
The impairment charge in the third quarter of 2010 was $1.6 million which reflects our decision to consolidate vision center operations in four markets, and close vision centers in four additional underperforming markets.  In the three months ended September 30, 2009, we recorded impairment charges of $4.4 million as a result of the closure of 10 underperforming vision centers.

Restructuring charges
The net restructuring charges in the third quarter of 2010 were $145,000, which consisted of a change in estimate for contract termination costs associated with a previous closure of our San Jose, California vision center.  The ophthalmologist who had subleased the facility from us terminated the sublease in the third quarter of 2010.  In the third quarter of 2009, net restructuring charges were $8,000, primarily for employee separation benefits for vision centers closed.  As part of our priority to conserve cash, we anticipate recording additional restructuring charges during the fourth quarter of 2010 for the consolidation of four markets (Houston, Texas; Dallas, Texas; Atlanta, Georgia; and Chicago Illinois), the closure of an additional four underperforming vision centers (San Diego, California; Ft. Lauderdale, Florida; Raleigh, North Carolina; and Westbury, New York), and a workforce reduction of 8%.  The involuntary terminations include reductions from our call center, corporate office and from closing vision centers.  We estimate the fourth quarter 2010 restructuring charges will be approximately $4.3 million, comprised of contract termination costs, closure costs,  and employee severance and benefits.  This estimate, which includes a full charge for all future rents, may change significantly based on our ability to successfully negotiate lease buyouts with the landlords or subleases of the vision centers planned for closure in the fourth quarter.

Non-operating income and expenses
Net investment income in the third quarter of 2010 decreased $548,000, or 84.2%, to $103,000 from $651,000 in the third quarter of 2009.  Interest income decreased by $579,000, primarily due to lower patient financing interest income of $183,000 on lower procedure volume and lower investment income of $396,000 on lower yielding debt investments and market value adjustments previously recorded for our deferred compensation plan that was terminated on December 31, 2009.

Income taxes
Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the United States and state jurisdictions in the three months ended September 30, 2010.  Income tax expense for the three months ended September 30, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Same Period in 2009

Revenues
In the nine months ending September 30, 2010, revenues decreased by $26.7 million, or 24.9%, to $80.6 million, from $107.2 million in the nine months ended September 30, 2009.  Procedure volume decreased 24.9% to 45,829 in the third quarter of 2010 from 61,058 in the third quarter of 2009.   For vision centers open at least 12 months, procedure volume decreased by approximately 17.7% in the nine months ended September 30, 2010 to 45,829, as compared to 55,703 in the nine months ended September 30, 2009.  The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(24,934)
Impact from increase in average selling price, before revenue deferral	762
Change in deferred revenue	(2,510)
Decrease in revenues	$(26,682)

The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased 1.0% to $1,654 for the nine months ended September 30, 2010 from $1,637 in the nine months ended September 30, 2009.   During the past year, we have revised our pricing strategy to reduce the number of pricing tiers which had the effect of increasing average price.

We experienced increases in both appointment show rates and treatment show rates in the nine months ended September 30, 2010 compared to the same period in 2009.  We attribute these improvements in operational metrics primarily to patient acquisition and organizational effectiveness measures.  Although candidacy rates declined slightly year over year, we have seen an increase in conversion rates.  Patient activity in regards to inquiries remains down as a result of economic uncertainty and other macroeconomic factors which results in lower procedure volumes.  Industry sources indicate that the entire laser vision correction industry continues to be impacted negatively.

Medical professional and license fees
Medical professional and license fees in the nine months ended September 30, 2010 decreased by $4.2 million, or 17.9%, from the nine months ended September 30, 2009.  The decrease was due to decreased license fees of $1.7 million and physician fees of $2.5 million associated with decreased procedure volumes, partially offset by a $232,000 increase in our enhancement expense.  The amortization of the deferred medical professional fees attributable to prior years was $477,000 in the nine months ended September 30, 2010, and $728,000 in the same period of 2009.

Direct costs of services
Direct costs of services in the nine months ended September 30, 2010 decreased $12.9 million, or 25.7%, to $37.4 million from $50.3 million in the same period of 2009.  Lower salaries, fringe benefits, and incentives, as well as rent and utilities, professional and contracted services, and travel and entertainment expense caused the decrease in direct costs of services in the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease was also the result of lower procedure volumes, which resulted in lower bad debt, financing fees, laser maintenance, state and local taxes, and surgical supplies, partially offset by an increase in stock compensation expense and insurance.

General and administrative
General and administrative expenses in the nine months ended September 30, 2010 decreased by $1.8 million, or 14.4%, from the nine months ended September 30, 2009, due primarily to workforce reductions which resulted in reduced salaries and fringe benefits, and reductions in travel and entertainment, contract services, and professional services, offset slightly by an increase in stock-based compensation expense.

Marketing and advertising
Marketing and advertising expenses in the nine months ended September 30, 2010 decreased by $8.7 million, or 31.1%, from the nine months ended September 30, 2009.  These expenses were 24.0% of revenues in the nine months ended September 30, 2010, compared to 26.1% during the nine months ended September 30, 2009.  In 2010, we reduced our marketing spend levels in an attempt to continue to align spending levels with consumer demand.  We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers.  Our future operating profitability will depend in large part on the success of our efforts in this regard.

Gain on sale of assets
We sold excimer and femtosecond lasers held for sale for a gain of approximately $1.6 million in the nine months ended September 30, 2010.  Gain on sale of assets was minimal for the first nine months of 2009.

Consent revocation solicitation charges
In the nine months ended September 30, 2009, we incurred $804,000 in charges related to our successful defense of a consent solicitation by a dissident stockholder group.

Impairment charges
The impairment charge in the nine months ended September 30, 2010 was $1.7 million, which reflects our decision to consolidate vision center operations in four markets and close vision centers in four additional underperforming markets.  In the nine months ended September 30, 2009, we recorded impairment charges of $5.6 million as a result of the closure of 10 underperforming vision centers.

Restructuring charges
The net restructuring charges in the nine months ended September 30, 2010 were $794,000, comprised primarily of contract termination costs associated with the closure of certain of our laser vision centers.  Also included in the charges were other exit and disposal costs incurred in 2010 related to vacating leased properties and relocating medical equipment.  We incurred restructuring charges totaling $1.3 million for the nine months ended September 30, 2009, which included $1.1 million of center closure costs and $587,000 of employee separation benefits, partially offset by a benefit of $435,000 due to a change in estimate to certain previously recognized contract termination costs related to our vision centers closed in 2008 after successful negotiations with the lessors.

Non-operating income and expenses
Net investment income in the nine months ended September 30, 2010 increased $287,000, or 25.8%, to $1.4 million from $1.1 million in the nine months ended September 30, 2009.  This is due primarily to the gain on sale of investments of $988,000 that occurred in the second quarter of 2010 and $365,000 other-than-temporary impairment of auction rate securities and equity investments recognized in the third quarter of 2009.  Patient financing interest income declined $645,000 on lower procedure volume, investment income declined by $601,000 on lower yielding debt investments, and interest expense declined by $210,000.

Income taxes
Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the U.S. and state jurisdictions in the nine months ended September 30, 2010.  Income tax expense for the nine months ended September 30, 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At September 30, 2010, we held $54.4 million in cash and cash equivalents and short-term investments, an increase of $1.9 million from $52.5 million at December 31, 2009.  Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Nine Months Ending
	September 30,
	2010	2009
Cash provided (used) by:
Operating activities	$4,541	$7,793
Investing activities	(1,476)	223
Financing activities	(4,267)	(6,333)
Net effect of exchange rate changes on cash and cash equivalents	82	649
Net (decrease) increase in cash and cash equivalents	$(1,120)	$2,332

Cash flows generated from operating activities declined to $4.5 million for the nine months ended September 30, 2010 compared to $7.8 million for the same period in 2009.  This decrease was due primarily to lower earnings in 2010.   Cost control and cash conservation efforts have provided significant reductions in our marketing spend, salary expense, and laser maintenance, as well as all other discretionary areas which have offset a portion of the reductions in revenue from 2009.  We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations.  Gross patient receivables decreased $2.7 million in the nine months ended September 30, 2010 as a result of lower procedure volume.  At September 30, 2010, working capital (excluding debt due within one year) amounted to $42.1 million compared to $54.3 million at December 31, 2009.  Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 229.0% of current liabilities at September 30, 2010, compared to 206.3% at December 31, 2009.

We continue to offer our own sponsored patient financing. As of September 30, 2010, we had $2.8 million in patient receivables, net of allowance for doubtful accounts, which was a decrease of $2.6 million, or 48.7% from December 31, 2009.  We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary.  However, our ability to collect patient accounts depends, in part, on overall economic conditions.  Bad debt expense was 1.7% and 2.6% of revenue for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in bad debt expense is attributable to improved collection experience within our 12-month and 18-month patient financing plans resulting from improvements to our underwriting standards that were implemented last year, including analysis of FICO scores for patients and requiring varying down payments depending upon credit scores.

During the nine months ended September 30, 2010, we purchased $328.1 million of investment securities and received proceeds from the sale of investment securities of $325.1 million.  The majority of our investment portfolio consists of high-grade commercial paper and bonds with maturities of 30 days or less, which results in the high level of purchasing and selling activity reflected on the cash flow statement.

We had assets held for sale of $334,000 and $1.0 million at September 30, 2010 and December 31, 2009, respectively, related to unused excimer and femtosecond lasers from our closed vision centers.  During the nine months ended September 30, 2010, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $651,000 for total cash proceeds of approximately $1.2 million and notes receivable of $835,000, resulting in a gain of approximately $1.3 million before tax.   We collected $258,000 on notes receivable from these sales in the nine months ended September 30, 2010.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the IntraLase units which we purchased.  The remaining unpaid balance on the bank loan was $9.1 million at September 30, 2010. The loan agreement contains no financial covenants and, as with our capital lease obligations, is secured by certain medical equipment.  Loan repayments increased approximately $1.0 million for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to additional payoffs of excimer lasers that were sold.

At September 30, 2010 and December 31, 2009, we held $2.2 million and $2.4 million, respectively, par value of various auction rate securities.  The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds.  Our auction rate instruments are not currently liquid.  Maturity dates for our auction rate securities range from 2030 to 2036.  In the first three quarters of 2010, $125,000 of the related securities was called at par by their issuers.  In the full year of 2009, $1.0 million of the securities was called at par by their issuers and we redeemed an additional $2.3 million at 46.9% of original par value.  See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2010 or 2009.  Capital expenditures for the nine months ended September 30, 2010 and 2009 were $176,000 and $182,000, respectively.  To date in 2010, we closed three vision centers and announced the closure of an additional eight vision centers.

We believe that cash flow from operations, available cash and short-term investments provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months.  We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth when the economy improves.  As a result of aggressive efforts to reduce costs, the average number of procedures required for each vision center to reach breakeven is estimated at 95 per month.  We estimate the number of procedures companywide required for breakeven cash flow, excluding any tax refunds and after capital expenditures and debt service, to be approximately 73,000 per year.  We believe that we have sufficient cash and investments to fund our business beyond 2012 if we perform at least 52,000 procedures annually.  There can be no assurance as to the number of procedures we will perform in 2010 or beyond.

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

Item 4. Controls and Procedures.

(a)          Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2010. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)          Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of September 30, 2010.  Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION.

Item 1.   Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

For a discussion of the risk factors attributable to our business, refer to Part II, Item 1a., “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   (Removed and Reserved)

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

LCA-VISION INC.

Date: October 26, 2010	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: October 26, 2010	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer