Form 10-Q
period 2011-03-31
LCA VISION INC
filed 2011-04-26
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,798,832 shares as of April 21, 2011.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$25,202	$19,350
Short-term investments	29,735	31,947
Patient receivables, net of allowances of $1,316 and $1,392	2,320	2,256
Other accounts receivable, net	2,160	1,867
Prepaid expenses and other	3,874	5,641

Total current assets	63,291	61,061

Property and equipment	72,898	72,286
Accumulated depreciation and amortization	(58,761)	(57,322)

Property and equipment, net	14,137	14,964

Long-term investments	962	951
Patient receivables, net of allowances of $400 and $330	499	413
Other assets	2,725	3,092

Total assets	$81,614	$80,481

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$8,645	$8,110
Accrued liabilities and other	13,559	12,266
Deferred revenue	3,928	4,376
Debt obligations maturing within one year	2,967	3,039

Total current liabilities	29,099	27,791

Long-term rent obligations and other	3,197	3,368
Long-term debt obligations, less current portion	3,338	4,245
Insurance reserves	7,201	7,406
Deferred license fee	2,725	3,065
Deferred revenue	2,655	3,476

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 18,798,832 and 18,711,365 shares outstanding, respectively)	25	25
Contributed capital	175,985	175,610
Common stock in treasury, at cost (6,492,805 shares and 6,580,272 shares, respectively)	(113,354)	(114,033)
Retained deficit	(30,058)	(31,134)
Accumulated other comprehensive income	801	662

Total stockholders’ investment	33,399	31,130

Total liabilities and stockholders’ investment	$81,614	$80,481

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,
	2011	2010

Revenues - Laser refractive surgery	$32,282	$34,013

Operating costs and expenses
Medical professional and license fees	7,983	8,337
Direct costs of services	11,020	13,114
General and administrative expenses	3,456	3,789
Marketing and advertising	6,496	7,867
Depreciation	1,454	2,542
Restructuring charges	56	338

	30,465	35,987
Gain on sale of assets	163	1,293

Operating income (loss)	1,980	(681)

Net investment income and other	80	176

Income (loss) before taxes	2,060	(505)

Income tax expense	41	59

Net income (loss)	$2,019	$(564)

Earnings (loss) per common share
Basic	$0.11	$(0.03)
Diluted	$0.11	$(0.03)

Weighted average shares outstanding
Basic	18,743	18,633
Diluted	18,884	18,633

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$2,019	$(564)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,454	2,542
Provision for loss on doubtful accounts	155	828
Gain on sale of investments	(10)	—
Gain on sale of property and equipment	(163)	(1,293)
Non-cash restructuring charge	20	—
Stock-based compensation	375	176
Insurance reserves	(205)	(551)
Changes in operating assets and liabilities:
Patient accounts receivable	(290)	44
Other accounts receivable	(370)	210
Prepaid expenses and other	1,406	1,709
Accounts payable	535	1,558
Deferred revenue, net of professional fees	(1,142)	(1,542)
Accrued liabilities and other	1,031	31

Net cash provided by operations	4,815	3,148

Cash flows from investing activities:
Purchases of property and equipment	(634)	(20)
Proceeds from sale of assets	570	1,124
Purchases of investment securities	(40,061)	(81,771)
Proceeds from sale of investment securities	42,267	73,752
Other, net	8	(65)

Net cash provided by (used in) investing activities	2,150	(6,980)

Cash flows from financing activities:
Principal payments of capital lease obligations and loan	(979)	(2,084)
Shares repurchased for treasury stock	(288)	(192)
Proceeds from exercise of stock options	23	14

Net cash used in financing activities	(1,244)	(2,262)

Net effect of exchange rate changes on cash and cash equivalents	131	(74)

Increase (decrease) in cash and cash equivalents	5,852	(6,168)

Cash and cash equivalents at beginning of period	19,350	24,529

Cash and cash equivalents at end of period	$25,202	$18,361

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

As of March 31, 2011, we operated 54 LasikPlus® fixed-site laser vision centers in the United States. Included in the 54 vision centers are two vision centers which we licensed ophthalmologists to operate using our trademarks. Due to the nature of our operations and organization, we operate in only one business segment.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2010 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include investment valuation, allowance for doubtful accounts against patient receivables, insurance reserves, income taxes and enhancement accruals. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Reclassifications

We have reclassified certain prior-period amounts in the Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the Condensed Consolidated Financial Statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations. We also include in net investment income realized gains and losses and declines in value determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income and other.

We have classified certain of our investments in auction rate securities as non-current assets within the accompanying Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. Short-term and long-term investments, designated as available-for-sale, consist of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Short-term investments:
Corporate obligations	$18,623	$18,492
U.S. Government notes	11,112	11,556
Municipal securities	—	1,008
Auction rate preferred securities	—	891

Total short-term investments	29,735	31,947

Long-term investments:
Auction rate municipal securities	962	951

Total long-term investments	962	951

Total investments	$30,697	$32,898

The following table shows the net carrying value (amortized cost) and estimated fair value of debt securities at March 31, 2011 by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$24,880	$24,860
Due after one year through three years	4,893	4,875
Due after three years	924	962

Total investments	$30,697	$30,697

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$18,623	$3	$(3)	$18,623
U.S. Government notes	11,150	2	(40)	11,112
Auction rate municipal securities	924	38	—	962

Total investments	$30,697	$43	$(43)	$30,697

	December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$18,492	$1	$(1)	$18,492
U.S. Government notes	11,585	—	(29)	11,556
Municipal securities	1,006	2	—	1,008
Auction rate municipal securities	924	27	—	951
Auction rate preferred securities	891	—	—	891

Total investments	$32,898	$30	$(30)	$32,898

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	March 31, 2011		December 31, 2010
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$5,924	$(3)	$6,624	$(1)
U.S. Government notes	9,733	(40)	10,179	(29)

	$15,657	$(43)	$16,803	$(30)

We realized gains of $22,000 and losses of $12,000 on the sale of our debt securities for the three months ended March 31, 2011. We realized gains of $3,000 and losses of $8,000 on the sale of marketable securities for the three months ended March 31, 2010.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We recognized unrealized gains of $43,000 and unrealized losses of $43,000 in accumulated other comprehensive income as of March 31, 2011. We recognized unrealized gains of $1.1 million and unrealized losses of $22,000 in accumulated other comprehensive income as of March 31, 2010. There were no other-than-temporary impairments of our auction rate securities during the three months ended March 31, 2011 and 2010. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

Auction Rate Securities

At March 31, 2011 and December 31, 2010, we held $1.1 million and $2.2 million par value, respectively, of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Maturity dates for our auction rate municipal securities range from 2030 to 2036. In the three months ended March 31, 2011, auction rate preferred securities with a par value of $1.1 million was redeemed for $891,000. The redemption value was equal to the securities carrying value at the time of liquidation.

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to March 31, 2011 as long-term.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize fair value measurements by level at March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of March 31, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Cash and cash equivalents	$25,202	$—	$—	$25,202
Investments	—	29,735	962	30,697

Total	$25,202	$29,735	$962	$55,899

	Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$19,350	$—	$—	$19,350
Investments	891	31,056	951	32,898

Total	$20,241	$31,056	$951	$52,248

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

The following table presents the changes in Level 3 instruments for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010

Balance at beginning of period	$951	$2,090
Assets sold	—	(22)
Gains included in other comprehensive income	11	10

Balance as of March 31	$962	$2,078

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Assets Held For Sale

We had assets held for sale of $146,000 and $462,000 at March 31, 2011 and December 31, 2010, respectively, comprised of excimer and femtosecond lasers. We include assets held for sale in the caption “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2011, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $316,000 for total cash proceeds of approximately $440,000, resulting in a gain of approximately $124,000, before tax. During the three months ended March 31, 2010, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million, before tax.

5. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$5	$23
State and local	36	36

Total Current	41	59

Deferred:
Federal	$—	$—
State and local	—	—

Total Deferred	—	—

Income tax expense	$41	$59

Effective income tax rate	2.0%	-11.7%

Our effective tax rate for the three-month period ended March 31, 2011 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of March 31, 2011 and December 31, 2010, deferred tax assets net of deferred tax liabilities totaled $20.6 million and $21.1 million, respectively, offset by full valuation allowances. The gross deferred tax asset and the associated valuation allowance were both reduced by $500,000 to reflect the utilization of net operating loss carryforward based on the company’s profit in the first quarter of 2011. Since it is not more-likely-than-not that we realize our deferred tax assets, we will be unable to record tax benefits in the United States and state jurisdictions during the 2011 year. Income tax expense for the three-month periods ended March 31, 2011 and 2010 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three-month period ended March 31, 2011, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax. The total amount of unrecognized tax benefits at March 31, 2011 and December 31, 2010 was $539,000. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements. In January 2011, the Internal Revenue Service initiated a review of the 2009 tax year. Based on early status of the review, we cannot estimate the impact, if any, to previously recorded unrecognized tax benefits.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Earnings Per Common Share Data

We calculate basic earnings per common share data using the weighted average number of common shares outstanding during the period. Diluted earnings per share data reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings. The following table is a reconciliation of basic and diluted earnings per share data for the following periods (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Basic
Net income (loss)	$2,019	$(564)
Weighted average shares outstanding	18,743	18,633
Basic earnings (loss) per common share	$0.11	$(0.03)

Diluted
Net income (loss)	$2,019	$(564)
Weighted average shares outstanding	18,743	18,633
Effect of dilutive securities
Stock options	6	—
Restricted stock	135	—

Weighted average common shares and potential dilutive shares	18,884	18,633
Diluted earnings (loss) per common share	$0.11	$(0.03)

For the three-month period ended March 31, 2010, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss. For the three months ended March 31, 2010, the total number of outstanding options and restricted stock awards that were antidilutive was 400,071. We had no antidilutive awards as of March 31, 2011 due to having net income for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2011	2010
Stock options	$17	$(13)
Restricted stock	358	189

	375	176
Income tax effect	145	68

	$230	$108

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires several assumptions, which we have developed and update based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock unit awards that are tied to the achievement of certain financial targets and stock performance criteria that cliff-vest in three years. The financial targets include revenue and operating income measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model.

8. Restructuring Charges

For the three months ended March 31, 2011, we incurred a net restructuring charge of $56,000. The restructuring charges consisted primarily of employee separation benefits and a change in estimate related to previously accrued lease termination costs.

At March 31, 2011 and December 31, 2010, we included restructuring reserves of $1.4 million and $1.6 million, respectively in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $1.8 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively, and were included in “Long-term rent obligations and other.” The decline in restructuring reserves related to payments during the three-month period. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve for the three months ended March 31, 2011 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2010	$107	$3,641	$3,748
Liabilities recognized	20	36	56
Payments	(127)	(427)	(554)

Balance at March 31, 2011	$—	$3,250	$3,250

9. Debt

Long-term debt obligations consist of (dollars in thousands):

	March 31, 2011	December 31, 2010
Bank loan	$6,305	$7,284
Debt obligations maturing within one year	(2,967)	(3,039)

Long-term obligations (less current portion)	$3,338	$4,245

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants and is secured by certain medical equipment. Loan repayments totaling $979,000 for the three months ended March 31, 2011 reflect a decrease of approximately $1.1 million, compared to the same period in 2010, due primarily to early payoffs of excimer lasers that were sold as a result of previously closed vision centers in the prior year.

The estimated fair value of our long-term debt obligations is $6.2 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement.

10. Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustment	$801	$662

Accumulated other comprehensive income	$801	$662

The components of comprehensive income (loss) consisted of the following for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$2,019	$(564)
Unrealized investment gain, net of tax of $48	—	72
Foreign currency translation	139	129

Comprehensive income (loss)	$2,158	$(363)

11. Commitments and Contingencies

Our business results in medical malpractice lawsuits. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. At March 31, 2011 and December 31, 2010, our insurance reserve balance was $7.2 million and $7.4 million, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

The financial results for the three months ended March 31, 2011 and 2010 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended March 31, 2011 include (all comparisons with the corresponding period of 2010):

•	Revenues were $32.3 million compared with $34.0 million; adjusted revenues were $31.0 million compared with $32.3 million.

•

Laser vision correction procedures were 18,857 procedures, compared with 19,066 procedures (62 vision centers) and 17,408 same-store procedures (54 vision centers), an increase of 8.3% in same-store procedures and the second consecutive quarter of year-over-year same-store procedure growth.

•	Same-store revenues increased 3.1%; adjusted same-store revenues increased 4.8%.

•

Operating income was $2.0 million compared with an operating loss of $681,000; adjusted operating income was $838,000 compared with an adjusted operating loss of $2.2 million. The improvement in operating income and adjusted operating income reflects the impact of closing under-performing vision centers, lowering marketing expenses and reducing general and administrative expenses. Included in the 2011 quarter were restructuring charges of $56,000 related to the closure of vision centers in 2010 and $163,000 in gains on sales of assets. This compares with restructuring charges of $338,000 and $1.3 million in gains on sales of assets in the 2010 quarter.

•	Net income was $2.0 million, or $0.11 per share, compared with a net loss of $564,000, or $0.03 per share.

•	Net cash provided by operations was $4.8 million, compared with $3.1 million.

•	Cash and investments increased by $3.7 million to $55.9 million at March 31, 2011, compared with $52.2 million at December 31, 2010.

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

	2011	2010
First quarter	18,857	19,066
Second quarter		15,266
Third quarter		11,497
Fourth quarter		10,891

Year	18,857	56,720

The continued economic slowdown in the United States has resulted in a decline in consumer confidence levels and high-end discretionary expenditures for many consumers. That has impacted our procedure volume and operating results. In response, we have reduced our workforce since 2009 so that our staffing levels would be appropriate for our anticipated procedure volume. Since October 2008, we have closed 24 vision centers. We have no current plans to open vision centers in new markets until the economy improves. We are leveraging consumer insights from extensive market research conducted over the past several months in an effort to optimize our marketing efforts.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. A reconciliation of revenues and operating income (losses) reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) is provided below (dollars in thousands).

	Three Months Ended March 31,
	2011	2010
Revenues
Reported U.S. GAAP	$32,282	$34,013
Adjustments
Amortization of prior deferred revenue	(1,269)	(1,713)

Adjusted revenues	$31,013	$32,300

Operating Income (Loss)
Reported U.S. GAAP	$1,980	$(681)
Adjustments
Amortization of prior deferred revenue	(1,269)	(1,713)
Amortization of prior professional fees	127	171

Adjusted operating income (loss)	$838	$(2,223)

Revenues

In the first quarter of 2011, total revenues decreased by $1.7 million, or 5.1%, to $32.3 million from $34.0 million in the first quarter of 2010. Although procedure volume decreased 1.1% to 18,857 in the first quarter of 2011 from 19,066 in the first quarter of 2010, same-store procedure volume increased 8.3% from 17,408 procedures in the first quarter of 2010. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, decreased to $1,645 in the first quarter of 2011 from $1,694 in the first quarter of 2010. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(2,698)
Increase in revenue from same-store procedure growth	2,344
Impact from decrease in average selling price, adjusted for revenue deferral	(933)
Change in deferred revenue	(444)

Decrease in revenues	$(1,731)

Operating costs and expenses

Our operating costs and expenses include:

•

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

•

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff, facility costs of operating laser vision centers, equipment lease and maintenance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including headquarters and call center staff expense, and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the first quarter of 2011 decreased by $354,000, or 4.2%, from the first quarter of 2010. The decrease was due to lower physician fees of $83,000 associated with slight decreases in procedure volumes and enhancement expense of $336,000 associated with our decision to close vision centers in the first quarter of 2010, offset by slightly higher license fees of $75,000 due to lower rebates in 2011. The amortization of the deferred medical professional fees attributable to prior years was $127,000 in the first quarter of 2011 compared to $171,000 in the first quarter of 2010.

Direct costs of services

Direct costs of services decreased $2.1 million, or 16.0%, in the first quarter of 2011 to $11.0 million from $13.1 million in the first quarter of 2010. Our decision to close underperforming laser vision centers and other cost reduction efforts drove lower direct costs of services. Specifically, salaries, incentives and fringe benefits decreased by $552,000 and rent and utilities decreased by $389,000 this quarter compared to the same period in 2010. Financing fees have decreased by $270,000 as a result of efforts to shift patients to financing programs with a lower cost. Laser maintenance costs also decreased by $235,000 in the first quarter of 2011 compared to the same period in 2010 due to lower procedure volume in 2011. Bad debt expense decreased by $674,000 due to improved collection experience in our 12-, 18- and 24-month programs. We also experienced a decrease of $79,000 in professional services in the first quarter of 2011. Partially offsetting the decreases was an increase to stock compensation expense of $128,000.

General and administrative

We decreased general and administrative expenses in the first quarter of 2011 by $333,000, or 8.8%, from the first quarter of 2010, due primarily to reduced salaries and incentives of $151,000, savings in professional services of $91,000 and slight reductions in other operating expenses, including telecommunications and utilities expense resulting from cost saving initiatives implemented in the prior year.

Marketing and advertising

Marketing and advertising expenses in the first quarter of 2011 decreased by $1.4 million, or 17.4%, from the first quarter of 2010. These expenses were 20.1% of revenues in the first quarter of 2011 compared to 23.1% during the first quarter of 2010. We reduced marketing cost per eye to $344 for the first quarter of 2011 from $413 in the same period of 2010 due to media buying through a barter program and a shift in spending from creative development to more media purchases, as well as improvements in our messaging and media selection. In the first quarter of 2011, we continued to reduce our marketing spend levels in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of these efforts.

Depreciation

We reduced depreciation expense in the first quarter of 2011 by $1.0 million, or 42.8%, to $1.5 million from $2.5 million in the first quarter of 2010. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring charges

The net restructuring charges in the first quarter of 2011 were $56,000, compared to $338,000 in the first quarter of 2010. Charges for 2011 are due primarily to adjustments to previous estimates for contract termination costs for closed vision centers and additional severance costs. Charges for 2010 were due primarily to costs to close multiple vision centers during the first quarter.

Gain on sale of assets

Gain on sale of assets decreased from $1.3 million to $163,000, a reduction of 87.4%, from the first quarter of 2010. Asset sales in the first quarter of 2010 resulted from disposals of excess property and equipment from vision center closures.

Non-operating income and expenses

Net investment income and other in the first quarter of 2011 decreased $96,000, or 54.6%, to $80,000 from $176,000 in the first quarter of 2010. Interest income decreased by $132,000, due primarily to lower patient financing interest income of $106,000 on less revenue financed internally and lower investment interest income of $26,000 on lower yielding debt investments. Partially offsetting the income decrease is a reduction to interest expense of $48,000 due to early payoffs for lasers sold.

Income taxes

Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits in the United States and state jurisdictions in the three months ended March 31, 2011. Income tax expense for the three months ended March 31, 2011 and 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At March 31, 2011, we held $54.9 million in cash and cash equivalents and short-term investments, an increase of $3.6 million from $51.3 million at December 31, 2010. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$4,815	$3,148
Investing activities	2,150	(6,980)
Financing activities	(1,244)	(2,262)
Net effect of exchange rate changes on cash and cash equivalents	131	(74)

Net increase (decrease) in cash and cash equivalents	$5,852	$(6,168)

Cash flows generated from operating activities increased to $4.8 million for the three months ended March 31, 2011 compared to $3.1 million for the same period in 2010. This increase was due primarily to increased earnings in 2011, partially offset by uses of working capital. Cost control and cash conservation efforts have continued to provide significant reductions in our marketing spend, salary expense, and laser maintenance, as well as all other discretionary areas. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. At March 31, 2011, working capital (excluding debt due within one year) amounted to $37.2 million compared to $36.3 million at December 31, 2010. Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 204.2% of current liabilities at March 31, 2011, compared to 199.4% at December 31, 2010.

We believe that cash flow from operations, available cash and short-term investments will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months. We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth when the economy improves. As a result of our aggressive efforts to reduce costs, we estimate the average number of procedures required for each vision center to reach breakeven to be 95 per month. We estimate the number of procedures companywide required for breakeven cash flow, excluding any tax refunds and after capital expenditures and debt service, to be approximately 70,000 per year. We believe that we have sufficient cash and investments to fund our business beyond 2013 at 52,500 procedures annually. There can be no assurance as to the number of procedures we will perform in 2011 or thereafter.

We continue to offer our own sponsored patient financing. As of March 31, 2011, we had $2.8 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $150,000, or 5.6% from December 31, 2010. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was 0.5% and 2.4% of revenue for the three months ended March 31, 2011 and 2010, respectively. The decrease in bad debt expense is attributable to improved collection experience within our 12-month, 18-month and 24-month patient financing plans resulting from increases in our underwriting standards that we implemented in 2009, including analysis of FICO scores for patients and requiring varying down payments depending upon credit scores.

During the three months ended March 31, 2011, we purchased $40.1 million of investment securities and received proceeds from the sale of investment securities of $42.3 million. Our investment portfolio consists of high-grade commercial paper and government securities with maturities typically ranging from 30 to 60 days. The ongoing maturities and reinvestment result in the high level of purchasing and selling activity reflected in the Condensed Consolidated Statements of Cash Flows.

We had assets held for sale of $146,000 and $462,000 at March 31, 2011 and December 31, 2010, respectively, related to unused excimer and femtosecond lasers from our closed vision centers. During the three months ended March 31, 2011, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $316,000 for total cash proceeds of approximately $440,000, resulting in a gain of approximately $124,000, before tax.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the femtosecond lasers that we purchased. The remaining unpaid balance on the bank loan was $6.3 million at March 31, 2011. The loan agreement contains no financial covenants and is secured by certain medical equipment. Loan repayments of $979,000 for the three months ended March 31, 2011 reflect a decrease of $1.1 million, compared to the same period in 2010, due primarily to additional payoffs of excimer lasers sold in 2010.

At March 31, 2011 and December 31, 2010, we held $1.1 million and $2.2 million, respectively, par value of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. In the first quarter of 2011, $1.1 million was redeemed for $891,000. The redemption value was equal to the securities carrying value at the time of liquidation. See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2011 or 2010. Capital expenditures for the three months ended March 31, 2011 and 2010 were $634,000 and $20,000, respectively. The 2011 expenditures were related primarily to costs to build-out two vision centers that were relocated and one major remodel. In April 2011, we plan to close our Naperville, IL center, which is a pre-operative and post-operative center only.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In addition, because our secured indebtedness is at a fixed rate, we have limited interest rate risk.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2011. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of March 31, 2011. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

For a discussion of the risk factors attributable to our business, refer to Part I, Item 1A., “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors disclosed in the Annual Report.

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

LCA-VISION INC.

Date: April 26, 2011	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: April 26, 2011	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance, Chief Financial Officer and Treasurer