Form 10-Q
period 2011-06-30
LCA VISION INC
filed 2011-07-27
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,837,847 shares as of July 21, 2011

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$19,867	$19,350
Short-term investments	30,436	31,947
Patient receivables, net of allowances of $1,223 and $1,392, respectively	2,382	2,256
Other accounts receivable, net	1,606	1,867
Prepaid expenses and other	4,748	5,641

Total current assets	59,039	61,061

Property and equipment	73,009	72,286
Accumulated depreciation and amortization	(60,177)	(57,322)

Property and equipment, net	12,832	14,964

Long-term investments	954	951
Patient receivables, net of allowances of $542 and $330, respectively	566	413
Other assets	2,187	3,092

Total assets	$75,578	$80,481

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$7,357	$8,110
Accrued liabilities and other	13,956	12,266
Deferred revenue	3,457	4,376
Debt obligations maturing within one year	3,004	3,039

Total current liabilities	27,774	27,791

Long-term rent obligations and other	2,871	3,368
Long-term debt obligations, less current portion	2,583	4,245
Insurance reserves	7,135	7,406
Deferred license fee	2,213	3,065
Deferred revenue	1,989	3,476

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 18,837,847 and 18,711,365 shares outstanding, respectively)	25	25
Contributed capital	176,437	175,610
Common stock in treasury, at cost (6,453,790 shares and 6,580,272 shares, respectively)	(113,062)	(114,033)
Retained deficit	(33,115)	(31,134)
Accumulated other comprehensive income	728	662

Total stockholders’ investment	31,013	31,130

Total liabilities and stockholders’ investment	$75,578	$80,481

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues	$24,416	$26,290	$56,698	$60,303

Operating costs and expenses
Medical professional and license fees	6,072	6,102	14,055	14,440
Direct costs of services	10,451	12,777	21,470	25,891
General and administrative expenses	3,534	3,643	6,991	7,432
Marketing and advertising	5,929	6,330	12,425	14,197
Depreciation	1,434	2,454	2,888	4,996
Impairment charges	—	87	—	87
Restructuring charges	—	311	56	648

	27,420	31,704	57,885	67,691
Gain on sale of assets	237	18	400	1,311

Operating loss	(2,767)	(5,396)	(787)	(6,077)

Net investment income and other	77	1,145	158	1,321

Loss before taxes on income	(2,690)	(4,251)	(629)	(4,756)

Income tax expense	75	36	116	96

Net loss	$(2,765)	$(4,287)	$(745)	$(4,852)

Loss per common share
Basic	$(0.15)	$(0.23)	$(0.04)	$(0.26)
Diluted	$(0.15)	$(0.23)	$(0.04)	$(0.26)

Weighted average shares outstanding
Basic	18,813	18,678	18,778	18,656
Diluted	18,813	18,678	18,778	18,656

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(745)	$(4,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,888	4,996
Provision for loss on doubtful accounts	316	1,136
Gain on sale of investments	(5)	(994)
Impairment charges	—	87
Gain on sale of property and equipment	(400)	(1,311)
Deferred income taxes	—	368
Stock-based compensation	827	602
Insurance reserve	(271)	(1,052)
Changes in operating assets and liabilities:
Patient accounts receivable	(620)	831
Other accounts receivable	30	320
Prepaid expenses and other	485	12,280
Accounts payable	(753)	(1,762)
Deferred revenue, net of professional fees	(2,165)	(2,966)
Accrued liabilities and other	1,053	(424)

Net cash provided by operations	640	7,259

Cash flow from investing activities:
Purchases of property and equipment	(763)	(144)
Proceeds from sale of assets	1,027	1,234
Purchases of investment securities	(94,173)	(203,256)
Proceeds from sale of investment securities	95,637	200,313

Net cash provided by (used in) investing activities	1,728	(1,853)

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(1,697)	(3,094)
Shares repurchased for treasury stock	(288)	(192)
Proceeds from exercise of stock options	23	13

Net cash used in financing activities	(1,962)	(3,273)

Net effect of exchange rate changes on cash and cash equivalents	111	(56)

Increase in cash and cash equivalents	517	2,077

Cash and cash equivalents at beginning of period	19,350	24,529

Cash and cash equivalents at end of period	$19,867	$26,606

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

As of June 30, 2011, we operated 53 LasikPlus® fixed-site laser vision correction centers in the United States. Included in the 53 vision centers are two vision centers licensed to ophthalmologists who use our trademarks. Due to the nature of our operations and organization, we operate in only one business segment.

Basis of Presentation

We have prepared our Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) which, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for each period presented. The adjustments referred to above are of a normal and recurring nature unless otherwise disclosed herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations.

We derived the Condensed Consolidated Balance Sheet as of December 31, 2010 from audited financial statements, but did not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These Condensed Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.

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

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	June 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$20,895	$1	$(13)	$20,883
U.S. Government notes	9,614	2	(63)	9,553
Auction rate municipal securities	924	30	—	954

Total investments	$31,433	$33	$(76)	$31,390

	December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$18,492	$1	$(1)	$18,492
U.S. Government notes	11,585	—	(29)	11,556
Municipal securities	1,006	2	—	1,008
Auction rate municipal securities	924	27	—	951
Auction rate preferred securities	891	—	—	891

Total investments	$32,898	$30	$(30)	$32,898

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	June 30, 2011		December 31, 2010
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$11,378	$(13)	$6,624	$(1)
U.S. Government notes	8,628	(63)	10,179	(29)

	$20,006	$(76)	$16,803	$(30)

We realized gains of $5,000 and losses of $10,000, primarily on the sale of our debt securities for the three months ended June 30, 2011 and realized gains of $27,000 and losses of $22,000 for the six months ended June 30, 2011. We had realized gains of $1.0 million and losses of $43,000, primarily on the sale of equity securities, for the three months ended June 30, 2010 and realized gains of $1.0 million and losses of $50,000 for the six months ended June 30, 2010.

We recognized unrealized gains of $33,000 and unrealized losses of $76,000 in accumulated other comprehensive income as of June 30, 2011. We recognized unrealized gains of $133,000 and unrealized losses of $1,000 as of June 30, 2010. There were no other-than-temporary impairments to our auction rate securities for the three and six months ended June 30, 2011 and 2010. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at June 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,509	$30,436
Due after one year through three years	—	—
Due after three years	924	954

Total investments	$31,433	$31,390

Auction Rate Securities

At June 30, 2011 and December 31, 2010, we held $1.1 million and $2.2 million par value, respectively, of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Maturity dates for our auction rate securities range from 2030 to 2036. In the six months ended June 30, 2011, we redeemed auction rate preferred securities with a par value of $1.1 million for $891,000. The redemption value was equal to the securities’ carrying value at the time of liquidation.

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to June 30, 2011 as long-term.

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

The following tables summarize fair value measurements by level at June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Fair Value Measurements as of June 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$19,867	$—	$—	$19,867
Investments	—	30,436	954	31,390

Total	$19,867	$30,436	$954	$51,257

	Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$19,350	$—	$—	$19,350
Investments	891	31,056	951	32,898

Total	$20,241	$31,056	$951	$52,248

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the changes in Level 3 instruments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$962	$2,078	$951	$2,090
Assets sold	—	—	—	(22)
Transfers out of Level 3	—	(100)	—	(100)
(Losses) gains included in other comprehensive loss	(8)	3	3	13

Balance as of June 30	$954	$1,981	$954	$1,981

4. Assets Held For Sale

We had assets held for sale of $146,000 and $462,000 at June 30, 2011 and December 31, 2010, respectively, comprised of lasers and other equipment from closed vision centers. We include assets held for sale in the caption “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2011, we were able to sell some of our assets held for sale with a combined net book value of $316,000 for total cash proceeds of approximately $582,000, resulting in a gain of approximately $266,000, before tax. During the six months ended June 30, 2010, we sold some of our assets held for sale with a combined net book value of $626,000 for total cash proceeds of approximately $1.1 million and notes receivable of $836,000, resulting in a gain of approximately $1.3 million, before tax.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current:
Federal	$6	$(353)	$11	$(328)
State and local	69	21	105	56

Total Current	75	(332)	116	(272)

Deferred:
Federal	$—	$322	$—	$322
State and local	—	46	—	46

Total Deferred	—	368	—	368

Income tax expense	$75	$36	$116	$96

Effective income tax rate	2.8%	0.9%	18.5%	2.0%

Our effective tax rate for the three and six month periods ended June 30, 2011 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities. The effective tax rate of 18.5% for the six months ended June 30, 2011 is higher than previous periods due to the decrease in our loss before taxes.

As of June 30, 2011 and December 31, 2010, deferred tax assets net of deferred tax liabilities totaled $21.7 million and $21.1 million, respectively, offset by full valuation allowances. We increased both the gross deferred tax asset and the associated valuation allowance by $600,000 as a result of the increase of net operating loss carryforward based on our loss in the first half of 2011. Since it is not more-likely-than-not that we will realize our deferred tax assets, we will be unable to record tax benefits in the United States and state jurisdictions during 2011. Income tax expense for the six month periods ended June 30, 2011 and 2010 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three and six month periods ended June 30, 2011, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax. The total amount of unrecognized tax benefits at each of June 30, 2011 and December 31, 2010 was approximately $539,000. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements. In January 2011, the Internal Revenue Service initiated a review of the 2009 tax year. Based on the early status of the review, we cannot estimate the impact, if any, to previously recorded unrecognized tax benefits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Loss
Net loss	$(2,765)	$(4,287)	$(745)	$(4,852)
Weighted average shares outstanding	18,813	18,678	18,778	18,656
Basic loss	$(0.15)	$(0.23)	$(0.04)	$(0.26)

Diluted Loss
Net loss	$(2,765)	$(4,287)	$(745)	$(4,852)
Weighted average shares outstanding	18,813	18,678	18,778	18,656
Effect of dilutive securities
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average common shares and potential dilutive shares	18,813	18,678	18,778	18,656
Diluted loss per common share	$(0.15)	$(0.23)	$(0.04)	$(0.26)

For the three and six month periods ended June 30, 2011 and 2010, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss. For the three and six months ended June 30, 2011, the total number of outstanding options and restricted stock awards that were antidilutive was 668,531 and 400,877, respectively. For the three and six months ended June 30, 2010, the total number of outstanding options and restricted stock awards that were antidilutive was 614,228 and 505,771, respectively.

7. Stock-Based Compensation

We have stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax effect were as follows for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$18	$24	$35	$11
Restricted stock	434	402	792	591

	452	426	827	602
Income tax effect	175	165	320	233

	$277	$261	$507	$369

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest in three years. The financial targets include revenue and operating income measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model.

8. Restructuring and Impairment Charges

For the six months ended June 30, 2011, we incurred net restructuring charges of $56,000. The restructuring charges consisted primarily of a change in estimate related to previously accrued lease termination costs and employee separation benefits. For the six months ended June 30, 2010, we incurred a net restructuring charge of $648,000. The charges were $271,000 for exit and disposal costs associated with the closing of vision centers and $377,000 for contract termination costs. Contract termination costs resulted primarily from the closure of one of our licensed operations and the termination of the related license agreement. Other exit and disposal costs incurred in 2010 were primarily expenses related to the closures of facilities and the relocation of various medical equipment.

At June 30, 2011 and December 31 2010, we included short-term restructuring reserves of $1.3 million and $1.6 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $1.6 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively, and were included in “Long-term rent obligations and other.” The decline in restructuring reserves related to payments during the six month period. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve for the three and six months ended June 30, 2011 (in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2010	$107	$3,641	$3,748
Liabilities recognized	20	36	56
Utilized	(127)	(427)	(554)

Balance at March 31, 2011	—	3,250	3,250
Liabilities recognized	—	—	—
Utilized	—	(329)	(329)

Balance as of June 30, 2011	$—	$2,921	$2,921

In the second quarter of 2011 and for the six months then ended, we incurred no impairment charges. In the second quarter of 2010 and for the six months then ended, we recorded an impairment charge to reduce the carrying amount of long-lived assets by $87,000 for one vision center. This impairment charge reflects our decision to close the vision center. We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows. The use of discounted cash flows represents a Level 3 fair value input under U. S. GAAP.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Debt

Long-term debt obligations consist of (in thousands):

	June 30, 2011	December 31, 2010
Bank loan	$5,587	$7,284
Debt obligations maturing within one year	(3,004)	(3,039)

Long-term obligations (less current portion)	$2,583	$4,245

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. Loan repayments totaling $1.7 million for the six months ended June 30, 2011 reflect a decrease of approximately $674,000, compared to the same period in 2010, due primarily to early payoffs of excimer lasers that were sold relating to vision centers that we closed in the prior year.

The estimated fair value of our long-term obligations is $5.5 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement.

10. Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Unrealized investment loss	$(43)	$—
Foreign currency translation adjustment	771	662

Accumulated other comprehensive income	$728	$662

The components of comprehensive income (loss) consisted of the following for the following periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,765)	$(4,287)	$(745)	$(4,852)
Unrealized investment loss	(43)	(616)	(43)	(544)
Foreign currency translation	(29)	(187)	109	(59)

Comprehensive loss	$(2,837)	$(5,090)	$(679)	$(5,455)

11. Commitments and Contingencies

Our business results in medical malpractice lawsuits. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. At June 30, 2011 and December 31, 2010, our insurance reserve balance was $7.1 million and $7.4 million, respectively.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC under the Exchange Act. These reports and other information filed by us may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that file electronically with the SEC.

The financial results for the three and six months ended June 30, 2011 and 2010 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended June 30, 2011 include (all comparisons are with the same period of 2010):

•	Revenues were $24.4 million compared with $26.3 million; adjusted revenues were $23.3 million compared with $24.7 million.

•

Procedure volume was 14,081, compared with 15,266 procedures (62 vision centers) and 13,943 same-store procedures (53 vision centers), the third consecutive quarter of year-over-year growth in same-store procedures.

•	Same-store revenues increased 0.6%; adjusted same-store revenues increased 2.6%.

•

Operating loss decreased to $2.8 million compared with $5.4 million; adjusted operating loss was $3.8 million compared with $6.8 million. The improvement in operating loss and adjusted operating loss reflects the closing of under-performing vision centers, lower direct costs per vision center, lower general and administrative expenses, and lower depreciation resulting from fully depreciated assets. The 2010 quarter included $398,000 in restructuring and impairment charges. Marketing cost per eye was $421 compared with $415.

•	Net loss was $2.8 million, or $0.15 per share, compared with net loss of $4.3 million, or $0.23 per share.

Key financial highlights for the six months ended June 30, 2011 include (all comparisons are with the same period of 2010):

•	Revenues were $56.7 million compared with $60.3 million; adjusted revenues were $54.3 million compared with $57.0 million.

•	Procedure volume was 32,938 procedures, compared with 34,332 procedures and 31,351 same-store procedures.

•	Same-store revenues increased 2.0%; adjusted same-store revenues increased 3.8%.

•

Operating loss decreased to $787,000 compared with $6.1 million; adjusted operating loss was $3.0 million compared with $9.0 million. The improvement in operating loss and adjusted operating loss was a result of the closing of under-performing vision centers, lower direct costs per vision center, lower general and administrative expense, lower depreciation expense and lower restructuring charges. Marketing cost per eye decreased to $377 from $414.

•	Net loss was $745,000, or $0.04 per share, compared with $4.9 million, or $0.26 per share.

•	Net cash provided by operations was $640,000, compared with $7.3 million, which included an $11.8 million tax refund.

•	Cash and investments totaled $51.3 million as of June 30, 2011, compared with $52.2 million as of December 31, 2010.

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

	2011	2010
First quarter	18,857	19,066
Second quarter	14,081	15,266
Third quarter		11,497
Fourth quarter		10,891

Year	32,938	56,720

The continued economic slowdown in the United States has resulted in a decline in consumer confidence levels and high-end discretionary expenditures for many consumers. That has impacted our procedure volume and operating results. In response, we have reduced our workforce since 2009 so that our staffing levels would be appropriate for our anticipated procedure volume. Since October 2008, we have closed 25 vision centers. We have no current plans to open new vision centers until the economy improves.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. A reconciliation of revenues and operating losses reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) is provided below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Reported U.S. GAAP	$24,416	$26,290	$56,698	$60,303
Adjustments
Amortization of prior deferred revenue	(1,137)	(1,582)	(2,406)	(3,295)

Adjusted revenues	$23,279	$24,708	$54,292	$57,008

Operating Loss
Reported U.S. GAAP	$(2,767)	$(5,396)	$(787)	$(6,077)
Adjustments
Amortization of prior deferred revenue	(1,137)	(1,582)	(2,406)	(3,295)
Amortization of prior professional fees	114	158	241	329

Adjusted operating loss	$(3,790)	$(6,820)	$(2,952)	$(9,043)

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Same Period in 2010

Revenues

In the second quarter of 2011, revenues decreased by $1.9 million, or 7.1%, to $24.4 million from $26.3 million in the second quarter of 2010. Procedure volume decreased 7.8% to 14,081 in the second quarter of 2011 from 15,266 in the second quarter of 2010. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,653 in the second quarter of 2011 from $1,619 in the second quarter of 2010 and $1,645 in the first quarter of 2011. The components of the revenue change include (in thousands):

Decrease in revenue from closed vision centers	$(2,141)
Increase in revenue from same-store procedure growth	223
Impact from increase in average selling price, adjusted for revenue deferral	489
Change in deferred revenue	(445)

Decrease in revenues	$(1,874)

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

Medical professional and license fees

Medical professional and license fees in the second quarter of 2011, totaling $6.1 million, decreased by $30,000, or 0.5%, from the second quarter of 2010. The decrease was due to lower license fees and physician fees associated with decreased procedure volume from closed vision centers, offset by an increase in our enhancement costs related to previously closed centers. The amortization of the deferred medical professional fees attributable to prior years was $114,000 in the second quarter of 2011 and $158,000 in the second quarter of 2010.

Direct costs of services

Direct costs of services decreased $2.3 million, or 18.2%, in the second quarter of 2011 to $10.5 million from $12.8 million in the second quarter of 2010. Our decision to close underperforming laser vision centers and other cost reduction efforts drove lower direct costs of services primarily in the areas of salaries, incentives and fringe benefits and rent and utility costs compared to the same period in 2010. In addition, we decreased patient financing fees by approximately $266,000 through efforts to shift patients to financing programs with a lower cost. Insurance costs also decreased by approximately $495,000 in the second quarter of 2011 compared to the same period in 2010 due to favorable actuarial claim experience. Bad debt expense decreased by $146,000 primarily due to improved collection experience in our 12-, 18- and 24-month programs.

General and administrative

General and administrative expenses decreased in the second quarter of 2011 by $109,000, or 3.0%, from the second quarter of 2010, due primarily to reduced telecommunication expense of $101,000, savings in contract and professional services of $88,000 and slight reductions in other administrative expenses. Partially offsetting the decrease was an increase to stock compensation expense of $71,000, and salaries and benefits of $73,000.

Marketing and advertising

Marketing and advertising expenses in the second quarter of 2011 decreased by $401,000, or 6.3%, from the second quarter of 2010. These expenses were 24.3% of revenues in the second quarter of 2011, reasonably consistent with 24.1% of revenues in the second quarter of 2010. Marketing cost per eye increased slightly to $421 for the second quarter of 2011 from $415 in the same period of 2010. In the second quarter of 2011, we reduced our marketing spend levels to continue to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the second quarter of 2011 by approximately $1.0 million, or 41.6%, to $1.4 million from $2.5 million in the second quarter of 2010. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring and impairment charges

There were no restructuring and impairment charges in the second quarter of 2011, compared to restructuring and impairment charges of $311,000 and $87,000, respectively, in the second quarter of 2010. Charges for 2010 were due primarily to costs to close multiple vision centers.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $237,000 in the three months ended June 30, 2011. Gain on sale of assets was $18,000 in the three months ended June 30, 2010.

Non-operating income and expenses

Net investment income in the second quarter of 2011 decreased $1.1 million, or 93.3%. This is due primarily to a $993,000 gain on the sale of equity investments in the second quarter of 2010. Interest income decreased by $47,000, primarily due to lower patient financing income on less revenue financed internally.

Income taxes

Due to the lack of positive evidence that the deferred tax assets will be realized in future periods as required by U.S. GAAP, we were unable to record tax benefits with respect to our losses in the United States and state jurisdictions in the three months ended June 30, 2011. Income tax expense for the three months ended June 30, 2011 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Same Period in 2010

Revenues

In the six months ending June 30, 2011, revenues decreased by $3.6 million, or 6.0%, to $56.7 million, from $60.3 million in the six months ended June 30, 2010. Procedure volume decreased 4.1% to 32,938 in the first six months of 2011 from 34,332 in the first six months of 2010. For vision centers open at least 12 months, procedure volume increased by 5.1% in the six months ended June 30, 2011 to 32,938, as compared to 31,351 in the six months ended June 30, 2010. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, decreased 0.7% to $1,648 for the six months ended June 30, 2011 from $1,660 in the six months ended June 30, 2010. The components of the revenue change include (in thousands):

Decrease in revenue from closed vision centers	$(4,949)
Increase in revenue from same-store procedure growth	2,634
Impact from decrease in average selling price, adjusted for revenue deferral	(401)
Change in deferred revenue	(889)

Decrease in revenues	$(3,605)

Medical professional and license fees

Medical professional and license fees in the six months ended June 30, 2011, totaling $14.1 million decreased by $385,000, or 2.7%, from $14.4 million during the six months ended June 30, 2010. The decrease was due to decreased license fees of $261,000 and physician fees of $238,000 associated with decreased number of vision centers and procedure volumes, partially offset by an increase in our enhancement costs related to closed centers. The amortization of the deferred medical professional fees attributable to prior years was $241,000 in the six months ended June 30, 2011 and $329,000 in the same period of 2010.

Direct costs of services

Direct costs of services in the six months ended June 30, 2011 decreased $4.4 million, or 17.1%, to $21.5 million from $25.9 million in the same period of 2010. Salaries, fringe benefits, and incentives decreased by $1.3 million and rent and utilities decreased by $842,000 primarily as a result of our decision to close underperforming vision centers in 2010. This decrease was also the result of lower bad debt expense due to improved collection performance of $820,000, lower financing fees of approximately $410,000 as a result of efforts to shift patients to financing programs with a lower cost, and lower insurance expense of $597,000 due to reductions in our premiums as a result of fewer vision centers and favorable actuarial claim experience.

General and administrative

General and administrative expenses decreased in the six months ended June 30, 2011 by $441,000, or 5.9%, from the same period in 2010, due primarily to reduced telecommunication expense of $166,000, savings in contract and professional services of $196,000, salaries and benefits of $59,000, state and local taxes of $84,000, rent and utilities of $50,000 and slight reductions in other administrative expenses. Partially offsetting the decrease was an increase in stock compensation expense of $141,000.

Marketing and advertising

Marketing and advertising expenses decreased in the six months ended June 30, 2011 by $1.8 million, or 12.5%, from the six months ended June 30, 2010. These expenses were 21.9% of revenues in the six months ended June 30, 2011, compared to 23.5% during the six months ended June 30, 2010. Marketing cost per eye decreased to $377 in the six months ended June 30, 2011 compared with $414 in the same period of 2010. In 2011, we reduced our marketing spend levels to continue to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the six months ended June 30, 2011 by $2.1 million, or 42.2%, to $2.9 million from $5.0 million in the first six months of 2010. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring and impairment charges

The net restructuring charges in the six months ended June 30, 2011 were $56,000, which were comprised primarily of adjustments to previous estimates for contract termination costs for closed vision centers and additional severance costs. We incurred restructuring and impairment charges totaling $648,000 and $87,000, respectively, for the six months ended June 30, 2010, comprised primarily of contract termination costs associated with the closure of certain of our laser vision centers. Also included in the charges were other exit and disposal costs incurred in 2010 related to vacating leased properties and relocating medical equipment.

Non-operating income and expenses

Net investment income in the six months ended June 30, 2011 decreased $1.2 million, or 88.0%. This is due primarily to the gain on sale of equity investments of $993,000 that occurred in the second quarter of 2010. Patient financing interest income declined $153,000 on lower accounts receivable, investment income declined by $39,000 on lower yielding debt investments, and interest expense declined by $30,000.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $400,000 in the six months ended June 30, 2011. Gain on sale of assets was $1.3 million for the first six months of 2010.

Income taxes

Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we were unable to record tax benefits in the United States and state jurisdictions in the six months ended June 30, 2011. Income tax expense for the six months ended June 30, 2011 and 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At June 30, 2011, we held $50.3 million in cash and cash equivalents and short-term investments, a decrease of $1.0 million from $51.3 million at December 31, 2010. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Six Months Ending June 30,
	2011	2010
Cash provided (used) by:
Operating activities	$640	$7,259
Investing activities	1,728	(1,853)
Financing activities	(1,962)	(3,273)
Net effect of exchange rate changes on cash and cash equivalents	111	(56)

Net increase in cash and cash equivalents	$517	$2,077

Cash flows generated from operating activities were $640,000 for the six months ended June 30, 2011 compared to $7.3 million for the same period in 2010. This decrease was due primarily to receiving a Federal tax refund of $11.8 million in the second quarter of 2010 that did not recur in 2011 as we are now in a loss carryforward position. Cost control and cash conservation efforts have continued to provide significant reductions in our marketing spend, salary expense, and laser maintenance, as well as all other discretionary areas. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. At June 30, 2011, working capital (excluding debt due within one year) amounted to $34.3 million compared to $36.3 million at December 31, 2010. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 195.5% of current liabilities at June 30, 2011, compared to 199.4% at December 31, 2010.

We believe that cash flow from operations, available cash and short-term investments will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months. We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth as the economy improves. As a result of our aggressive efforts to reduce costs, we estimate the average number of procedures required companywide to reach breakeven cash flow, excluding any tax refunds and after capital expenditures and debt service, to be approximately 70,000 per year. There can be no assurance as to the number of procedures we will perform in 2011 or thereafter.

We continue to offer our own sponsored patient financing. As of June 30, 2011, we had $2.9 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $279,000, or 10.5% from December 31, 2010. Our internal patient financing has increased we believe because of our “guaranteed financing” message. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions.

During the six months ended June 30, 2011 we purchased $94.2 million of investment securities and received proceeds from the sale of investment securities of $95.6 million. Our investment portfolio consists of high-grade commercial paper and government securities with maturities typically ranging from 30 to 60 days. The ongoing maturities and reinvestment result in the high level of purchasing and selling activity reflected in the Condensed Consolidated Statements of Cash Flows.

We had assets held for sale of $146,000 and $462,000 at June 30, 2011 and December 31, 2010, respectively, related to unused lasers and other equipment from our closed vision centers. During the six months ended June 30, 2011, we sold some of our assets held for sale with a combined net book value of $316,000 for total cash proceeds of approximately $582,000, resulting in a gain of approximately $266,000, before tax.

At June 30, 2011 and December 31, 2010, we held $1.1 million and $2.2 million, respectively, par value of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. In the first two quarters of 2010, $25,000 of the related securities was called at par by their issuers. In the first two quarters of 2011, $1.1 million was redeemed for $891,000. The redemption value was equal to the securities’ carrying value at the time of liquidation. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2011 or 2010. Capital expenditures for the six months ended June 30, 2011 and 2010 were $763,000 and $144,000, respectively. In April 2011, we closed our Naperville, IL vision center.

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

Item 4.  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of June 30, 2011. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of June 30, 2011. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

For a discussion of risk factors attributable to our business, refer to Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors disclosed in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits

Number	Description

31.1	COO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: July 27, 2011	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: July 27, 2011	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer