Form 10-Q
period 2011-09-30
LCA VISION INC
filed 2011-10-26
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,849,527 shares as of October 20, 2011.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$19,545	$19,350
Short-term investments	26,616	31,947
Patient receivables, net of allowances of $1,124 and $1,392, respectively	2,209	2,256
Other accounts receivable, net	1,385	1,867
Prepaid expenses and other	4,196	5,641

Total current assets	53,951	61,061

Property and equipment	72,235	72,286
Accumulated depreciation and amortization	(60,754)	(57,322)

Property and equipment, net	11,481	14,964

Long-term investments	933	951
Patient receivables, net of allowances of $595 and $330 respectively	725	413
Other assets	2,036	3,092

Total assets	$69,126	$80,481

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$6,799	$8,110
Accrued liabilities and other	13,947	12,266
Deferred revenue	2,981	4,376
Debt obligations maturing within one year	2,937	3,039

Total current liabilities	26,664	27,791

Long-term rent obligations and other	2,685	3,368
Long-term debt obligations, less current portion	1,784	4,245
Insurance reserves	7,183	7,406
Deferred license fee	2,044	3,065
Deferred revenue	1,433	3,476

Stockholders' investment
Common stock ($.001 par value; 25,291,637 shares issued and 18,849,527 and 18,711,365 shares outstanding, respectively)	25	25
Contributed capital	176,869	175,610
Common stock in treasury, at cost (6,442,110 shares and 6,580,272 shares, respectively)	(112,974)	(114,033)
Retained deficit	(37,003)	(31,134)
Accumulated other comprehensive income	416	662

Total stockholders' investment	27,333	31,130

Total liabilities and stockholders' investment	$69,126	$80,481

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$21,790	$20,263	$78,489	$80,566

Operating costs and expenses
Medical professional and license fees	5,181	4,966	19,236	19,406
Direct costs of services	10,461	11,499	31,931	37,390
General and administrative expenses	3,586	3,336	10,577	10,768
Marketing and advertising	5,305	5,100	17,730	19,298
Depreciation	1,458	2,379	4,346	7,375
Impairment charges	—	1,608	—	1,694
Restructuring charges	—	145	56	794

	25,991	29,033	83,876	96,725
Gain on sale of assets	99	266	498	1,577

Operating loss	(4,102)	(8,504)	(4,889)	(14,582)

Net investment income and other	334	103	492	1,424

Loss before taxes on income	(3,768)	(8,401)	(4,397)	(13,158)

Income tax expense	32	39	149	134

Net loss	$(3,800)	$(8,440)	$(4,546)	$(13,292)

Loss per common share
Basic	$(0.20)	$(0.45)	$(0.24)	$(0.71)
Diluted	$(0.20)	$(0.45)	$(0.24)	$(0.71)

Weighted average shares outstanding
Basic	18,838	18,703	18,798	18,672
Diluted	18,838	18,703	18,798	18,672

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(4,546)	$(13,292)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,346	7,375
Provision for loss on doubtful accounts	554	1,333
Loss (gain) on sale of investments	9	(1,008)
Impairment charges	—	1,694
Gain on sale of property and equipment	(498)	(1,577)
Deferred income taxes	—	377
Stock-based compensation	1,259	957
Insurance reserve	(223)	(796)
Changes in operating assets and liabilities:
Patient accounts receivable	(754)	1,311
Other accounts receivable	138	237
Prepaid income taxes	397	11,651
Prepaid expenses and other	499	1,385
Accounts payable	(1,311)	543
Deferred revenue, net of professional fees	(3,094)	(4,293)
Accrued liabilities and other	777	(1,284)

Net cash (used in) provided by operations	(2,447)	4,613

Cash flow from investing activities:
Purchases of property and equipment	(869)	(176)
Proceeds from sale of assets	1,252	1,721
Purchases of investment securities	(137,480)	(328,120)
Proceeds from sale of investment securities	142,716	325,133
Other	(6)	(34)

Net cash provided by (used in) investing activities	5,613	(1,476)

Cash flow from financing activities:
Principal payments of capital lease obligations and loan	(2,563)	(4,089)
Shares repurchased for treasury stock	(288)	(192)
Proceeds from exercise of stock options	23	14

Net cash used in financing activities	(2,828)	(4,267)

Net effect of exchange rate changes on cash and cash equivalents	(143)	82

Increase (decrease) in cash and cash equivalents	195	(1,048)

Cash and cash equivalents at beginning of period	19,350	24,529

Cash and cash equivalents at end of period	$19,545	$23,481

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

As of September 30, 2011, we operated 53 LasikPlus® fixed-site laser vision correction centers in the United States. Included in the 53 vision centers are two vision centers licensed to ophthalmologists who use our trademarks. Due to the nature of our operations and organization, we operate in only one business segment.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2010 from audited financial statements, but did not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These Condensed Consolidated Financial Statements should be read in conjunction with our 2010 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2011.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations. We also include in “Net investment income and other” realized gains and losses on sales of securities and declines in value of securities determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (in thousands):

	September 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$10,139	$—	$(2)	$10,137
U.S. Government notes	16,604	2	(127)	16,479
Auction rate municipal securities	903	30	—	933

Total investments	$27,646	$32	$(129)	$27,549

	December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$18,492	$1	$(1)	$18,492
U.S. Government notes	11,585	—	(29)	11,556
Municipal securities	1,006	2	—	1,008
Auction rate municipal securities	924	27	—	951
Auction rate preferred securities	891	—	—	891

Total investments	$32,898	$30	$(30)	$32,898

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2011 and December 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	September 30, 2011		December 31, 2010
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$8,286	$(2)	$6,624	$(1)
U.S. Government notes	15,554	(127)	10,179	(29)

	$23,840	$(129)	$16,803	$(30)

We realized gains of $8,000 and losses of $22,000, primarily on the sale of our debt securities for the three months ended September 30, 2011, and realized gains of $35,000 and losses of $44,000 for the nine months ended September 30, 2011. We had realized gains of $27,000 and no losses on the sale of debt securities for the three months ended September 30, 2010 and realized gains of $1.1 million and losses of $50,000 for the nine months ended September 30, 2010.

There were no other-than-temporary impairments to our investment securities for the three and nine months ended September 30, 2011 and 2010. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

The following table shows the net carrying value (amortized cost) and estimated fair value of debt and equity securities at September 30, 2011 by contractual maturity (in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$26,743	$26,616
Due after one year through three years	—	—
Due after three years	903	933

Total investments	$27,646	$27,549

Auction Rate Securities

At September 30, 2011 and December 31, 2010, we held $1.1 million and $2.2 million par value, respectively, of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Maturity dates for our auction rate securities range from 2030 to 2036. In the three months ended September 30, 2011, $25,000 of auction rate securities were called at par by the issuer, resulting in a gain of $4,000. In the nine months ended September 30, 2011, we redeemed auction rate preferred securities with a par value of $1.1 million for $916,000.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that were not redeemed prior to September 30, 2011 as long-term.

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

The following tables summarize fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2011 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$19,545	$—	$—	$19,545
Investments	—	26,616	933	27,549

Total	$19,545	$26,616	$933	$47,094

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of December 31, 2010 Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$19,350	$—	$—	$19,350
Investments	891	31,056	951	32,898

Total	$20,241	$31,056	$951	$52,248

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

The following table presents the changes in Level 3 instruments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$954	$1,981	$951	$2,090
Assets sold	(21)	—	(21)	(22)
Transfers out of Level 3	—	—	—	(100)
Gains included in other comprehensive loss	—	8	3	21

Balance as of September 30	$933	$1,989	$933	$1,989

4. Assets Held For Sale

We had assets held for sale of $53,000 and $462,000 at September 30, 2011 and December 31, 2010, respectively, comprised of lasers and other equipment from closed vision centers. We include assets held for sale in the caption “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2011, we were able to sell some of our assets held for sale with a combined net book value of $409,000 for total cash proceeds of approximately $774,000 resulting in a gain of approximately $365,000, before tax. During the nine months ended September 30, 2010, we sold some of our assets held for sale with a combined net book value of $651,000 for total cash proceeds of approximately $1.2 million and notes receivable of $835,000, resulting in a gain of approximately $1.4 million, before tax.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$7	$6	$18	$(323)
State and local	25	24	131	80

Total Current	32	30	149	(243)

Deferred:
Federal	$—	$8	$—	$330
State and local	—	1	—	47

Total Deferred	—	9	—	377

Income tax expense	$32	$39	$149	$134

Effective income tax rate	0.9%	0.5%	3.4%	1.0%

Our effective tax rate for the three and nine month periods ended September 30, 2011 is impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of September 30, 2011 and December 31, 2010, deferred tax assets net of deferred tax liabilities totaled $24.2 million and $21.1 million, respectively, offset by full valuation allowances. We increased both the gross deferred tax asset and the associated valuation allowance by $3.1 million as a result of the increase of net operating loss carryforward based on our loss in the first nine months of 2011. Because it is not more-likely-than-not that we will realize our deferred tax assets, we have not recorded tax benefits in the United States and state jurisdictions during 2011. Income tax expense for the nine month periods ended September 30, 2011 and 2010 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three and nine month periods ended September 30, 2011, there was a $49,000 change to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax. The total amount of unrecognized tax benefits at each of September 30, 2011 and December 31, 2010 was approximately $588,000 and $539,000, respectively. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements. In January 2011, the Internal Revenue Service initiated a review of our 2009 corporate income tax return. After an initial review, the Internal Revenue Service has recommended to the Joint Committee on Taxation that the return be accepted as filed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Loss
Net loss	$(3,800)	$(8,440)	$(4,546)	$(13,292)
Weighted average shares outstanding	18,838	18,703	18,798	18,672
Basic loss per common share	$(0.20)	$(0.45)	$(0.24)	$(0.71)

Diluted Loss
Net loss	$(3,800)	$(8,440)	$(4,546)	$(13,292)
Weighted average shares outstanding	18,838	18,703	18,798	18,672
Effect of dilutive securities
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average common shares and potential dilutive shares	18,838	18,703	18,798	18,672
Diluted loss per common share	$(0.20)	$(0.45)	$(0.24)	$(0.71)

For the three and nine month periods ended September 30, 2011 and 2010, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss. For the three and nine months ended September 30, 2011, the total number of outstanding options and restricted stock awards that were antidilutive was 705,487 and 447,841, respectively. For the three and nine months ended September 30, 2010, the total number of outstanding options and restricted stock awards that were antidilutive was 541,643 and 635,463, respectively.

7. Stock-Based Compensation

We have stock incentive plans pursuant to which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures and associated income tax effect, were as follows for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$18	$18	$53	$29
Restricted stock	414	338	1,206	928

	432	356	1,259	957
Income tax effect	166	272	486	505

	$266	$84	$773	$452

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

8. Restructuring and Impairment Charges

For the nine months ended September 30, 2011, we incurred net restructuring charges of $56,000. The restructuring charges consisted primarily of a change in estimate related to previously accrued lease termination costs and employee separation benefits. For the nine months ended September 30, 2010, we incurred a net restructuring charge of $794,000. The charges were $328,000 for exit and disposal costs associated with the closing of vision centers and $466,000 for contract termination costs. Contract termination costs resulted primarily from the closure of one of our licensed operations and the termination of the related license agreement. Other exit and disposal costs incurred in 2010 were primarily expenses related to the closures of facilities and the relocation of various medical equipment.

At September 30, 2011 and December 31 2010, we included short-term restructuring reserves of $1.4 million and $1.6 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $1.3 million and $2.1 million at September 30, 2011 and December 31, 2010, respectively, and were included in “Long-term rent obligations and other.” Restructuring reserves declined due to payments during the nine month period. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 2 input under U.S. GAAP.

The following table summarizes the restructuring reserve for the three and nine months ended September 30, 2011 (in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2010	$107	$3,641	$3,748
Liabilities recognized	20	36	56
Utilized	(127)	(427)	(554)

Balance at March 31, 2011	—	3,250	3,250
Liabilities recognized	—	—	—
Utilized	—	(329)	(329)

Balance as of June 30, 2011	$—	$2,921	$2,921
Liabilities recognized	—	—	—
Utilized	—	(270)	(270)

Balance as of September 30, 2011	$—	$2,651	$2,651

For the three and nine months ended September 30, 2011, we incurred no impairment charges. In the three and nine months ended September 30, 2010, we recorded impairment charges to reduce the carrying amount of long-lived assets by $1.6 million and $1.7 million, respectively. The impairment charge recognized during the three months ended September 30, 2010 reflected primarily our decision to consolidate vision center operations in four markets and close vision centers in four additional underperforming markets in order to preserve cash. We also included in the impairment charge $164,000 related to certain assets held for use in one vision center. We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

equipment that we do not expect to recover through undiscounted future net cash flows. The use of discounted cash flows represents a Level 3 fair value input under U. S. GAAP.

9. Debt

Long-term debt obligations consist of (in thousands):

	September 30, 2011	December 31, 2010
Bank loan	$4,721	$7,284
Debt obligations maturing within one year	(2,937)	(3,039)

Long-term obligations (less current portion)	$1,784	$4,245

In April 2008, we entered into a five-year bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. Loan repayments totaling $2.6 million for the nine months ended September 30, 2011 reflect a decrease of approximately $1.5 million, compared to the same period in 2010, due primarily to repayment of loans for excimer lasers that we sold in 2011 relating to vision centers that we closed in 2010.

The estimated fair value of our long-term portion of debt obligations is $1.8 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement.

10. Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Unrealized investment loss	$(97)	$—
Foreign currency translation adjustment	513	662

Accumulated other comprehensive income	$416	$662

The components of comprehensive loss consisted of the following for the following periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,800)	$(8,440)	$(4,546)	$(13,292)
Unrealized investment loss	(54)	(22)	(97)	(566)
Foreign currency translation	(258)	143	(149)	84

Comprehensive loss	$(4,112)	$(8,319)	$(4,792)	$(13,774)

11. Commitments and Contingencies

Our business results in medical malpractice lawsuits. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. At September 30, 2011 and December 31, 2010, our insurance reserves balance was $7.2 million and $7.4 million, respectively.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Exchange Act. These reports and other information filed by us may be read and copied at the Public Reference Room of the SEC, 100 F Street N.E., Washington, D.C. 20549. Information may be obtained about the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information about issuers that we file electronically with the SEC.

The financial results for the three and nine months ended September 30, 2011 and 2010 referred to in this discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes in this Quarterly Report on Form 10-Q. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended September 30, 2011 include (all comparisons are with the same period of 2010):

•	Revenues increased 7.5% to $21.8 million compared with $20.3 million; adjusted revenues increased 10.5% to $20.8 million compared with $18.8 million.

•

Procedure volume was 12,444, compared with 11,497 procedures (60 vision centers) and 10,569 same-store procedures (53 vision centers), marking the fourth consecutive quarter of year-over-year growth in same-store procedures.

•	Same-store revenues increased 15.6%; adjusted same-store revenues increased 19.5%.

•

Operating loss decreased to $4.1 million from $8.5 million; adjusted operating loss decreased to $5.0 million from $9.8 million. The improvement in operating loss and adjusted operating loss reflects increased procedure volume and revenue, the closing of under-performing vision centers, and lower depreciation expense from assets that are now fully depreciated. The 2010 quarter included $1.8 million in impairment and restructuring charges. Marketing cost per eye was $426 compared with $444.

•	Net loss was $3.8 million, or $0.20 per share, compared with net loss of $8.4 million, or $0.45 per share.

Key financial highlights for the nine months ended September 30, 2011 include (all comparisons are with the same period of 2010):

•	Revenues were $78.5 million compared with $80.6 million; adjusted revenues were $75.1 million compared with $75.8 million.

•	Procedure volume was 45,382, compared with 45,829 procedures and 41,920 same-store procedures.

•	Same-store revenues increased 5.4%; adjusted same-store revenues increased 7.7%.

•

Operating loss decreased to $4.9 million from $14.6 million; adjusted operating loss decreased to $8.0 million from $18.9 million. The improvement in operating loss and adjusted operating loss reflects increased same-store procedure volume, the closing of under-performing vision centers, lower marketing and advertising expense and lower depreciation expense. The year-to-date results of 2011 included $498,000 of gain on sales of assets from closed visions centers and $56,000 in impairment and restructuring charges. The year-to-date results of 2010 included $1.6 million of gain on sale of assets and $2.5 million in impairment and restructuring charges. Marketing cost per eye decreased to $391 from $421.

•	Net loss was $4.5 million, or $0.24 per share, compared with net loss of $13.3 million, or $0.71 per share.

•

Net cash used in operations was $2.4 million compared with net cash provided by operations of $4.6 million. The net cash provided by operations for 2010 included an $11.8 million tax refund. We are now in a net operating loss carryforward position and did not receive a tax refund in 2011.

•	Cash and investments totaled $47.1 million as of September 30, 2011, compared with $52.2 million as of December 31, 2010.

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

	2011	2010
First quarter	18,857	19,066
Second quarter	14,081	15,266
Third quarter	12,444	11,497
Fourth quarter		10,891

Year	45,382	56,720

Current economic conditions in the United States have resulted in a continued low consumer confidence level and cautious high-end discretionary spending for many consumers. That has continued to impact our procedure volume and operating results. In response, we have reduced our workforce since 2009 so that our staffing levels would be appropriate for our anticipated procedure volume. Since October 2008, we have closed 25 vision centers. We have no current plans to open new vision centers until the economy improves.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Reported U.S. GAAP	$21,790	$20,263	$78,489	$80,566
Adjustments
Amortization of prior deferred revenue	(1,031)	(1,475)	(3,437)	(4,770)

Adjusted revenues	$20,759	$18,788	$75,052	$75,796

Operating Loss
Reported U.S. GAAP	$(4,102)	$(8,504)	$(4,889)	$(14,582)
Adjustments
Amortization of prior deferred revenue	(1,031)	(1,475)	(3,437)	(4,770)
Amortization of prior professional fees	103	148	344	477

Adjusted operating loss	$(5,030)	$(9,831)	$(7,982)	$(18,875)

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Same Period in 2010

Revenues

In the third quarter of 2011, revenues increased by $1.5 million, or 7.5%, to $21.8 million from $20.3 million in the third quarter of 2010. Procedure volume increased 8.2% to 12,444 in the third quarter of 2011 from 11,497 in the third quarter of 2010. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,668 in the third quarter of 2011 from $1,634 in the third quarter of 2010 and $1,653 in the second quarter of 2011. The components of the revenue change include (in thousands):

Increase in revenue from same-store procedure growth	$3,064
Decrease in revenue from closed vision centers	(1,517)
Impact from increase in average selling price, adjusted for revenue deferral	424
Change in deferred revenue	(444)

Increase in revenues	$1,527

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

Medical professional and license fees

Medical professional and license fees in the third quarter of 2011, totaling $5.2 million, increased by $215,000, or 4.3%, from the third quarter of 2010. The increase was due to higher license fees and physician fees associated with increased procedure volume, offset by a decrease in our enhancement costs related to previously closed vision centers. The amortization of the deferred medical professional fees attributable to prior years was $103,000 in the third quarter of 2011 and $148,000 in the third quarter of 2010.

Direct costs of services

Direct costs of services decreased $1.0 million, or 9.0%, in the third quarter of 2011 to $10.5 million from $11.5 million in the third quarter of 2010. Our decision to close underperforming laser vision centers and other cost reduction efforts drove lower direct costs of services primarily in the areas of salaries, incentives and fringe benefits and rent and utility costs compared to the same period in 2010. In addition, favorable actuarial claim experience reduced our insurance costs by approximately $357,000 in the third quarter of 2011 compared to the same period in 2010.

General and administrative

General and administrative expenses increased in the third quarter of 2011 by $250,000, or 7.5%, from the third quarter of 2010, due to increases in salary costs of $153,000, incentive costs of $225,000 attributable to changes in estimates of ultimate year-end payouts, and professional services of $507,000 for additional tax services and planned spending for growth initiatives. Offsetting these increases was a reduction in sales tax costs of $424,000 resulting from the resolution of an outstanding state sales tax audit from the years 2004 through 2006 and reduced telecommunications expense of $110,000.

Marketing and advertising

Marketing and advertising expenses in the third quarter of 2011 increased by $205,000, or 4.0%, from the third quarter of 2010. These expenses were 24.3% of revenues in the third quarter of 2011, consistent with 25.2% of revenues in the third quarter of 2010. Marketing cost per eye decreased to $426 for the third quarter of 2011 from $444 in the same period of 2010. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the third quarter of 2011 by approximately $921,000, or 38.7%, to $1.5 million, from $2.4 million in the third quarter of 2010. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring and impairment charges

There were no restructuring or impairment charges in the third quarter of 2011, compared to restructuring and impairment charges of $145,000 and $1.6 million, respectively, in the third quarter of 2010. Charges for 2010 were due primarily to costs to close multiple vision centers.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $99,000 in the three months ended September 30, 2011. Gain on sale of assets was $266,000 in the three months ended September 30, 2010.

Non-operating income and expenses

Net investment income in the third quarter of 2011 increased by $231,000 to $334,000. Interest income increased by $67,000, due primarily to slightly higher yields on interest-bearing securities in 2011. Patient financing income remained flat quarter over quarter. Interest expense was $162,000 lower in the third quarter of 2011 compared to the third quarter of 2010 due to a favorable state sales tax audit settlement and a lower debt balance in 2011. Net investment income also includes our final distribution from our Canadian joint venture for $42,000.

Income taxes

Due to the lack of positive evidence that the deferred tax assets will be realized in future periods as required by U.S. GAAP, we did not record a tax benefit with respect to our losses in the United States and state jurisdictions in the three months ended September 30, 2011. Income tax expense for the three months ended September 30, 2011 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Same Period in 2010

Revenues

In the nine months ended September 30, 2011, revenues decreased by $2.1 million, or 2.6%, to $78.5 million, from $80.6 million in the nine months ended September 30, 2010. Total procedure volume decreased 1.0% to 45,382 in the first nine months of 2011 from 45,829 in the first nine months of 2010. For vision centers open at least 12 months, procedure volume increased by 8.3% in the nine months ended September 30, 2011 to 45,382, compared to 41,920 in the nine months ended September 30, 2010. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, was relatively unchanged at $1,654 for the nine months ended September 30, 2011 and 2010. The components of the revenue change include (in thousands):

Increase in revenue from same-store procedure growth	$5,726
Decrease in revenue from closed vision centers	(6,465)
Impact from change in average selling price, adjusted for revenue deferral	(5)
Change in deferred revenue	(1,333)

Decrease in revenues	$(2,077)

Medical professional and license fees

Medical professional and license fees in the nine months ended September 30, 2011, totaling $19.2 million, decreased by $170,000, or 0.9%, from $19.4 million during the nine months ended September 30, 2010. The decrease was due to decreased physician fees and license fees associated with decreased number of vision centers and procedure volumes as well as lower enhancement costs related to previously closed vision centers. The amortization of the deferred medical professional fees attributable to prior years was $344,000 in the nine months ended September 30, 2011 and $477,000 in the same period of 2010.

Direct costs of services

Direct costs of services in the nine months ended September 30, 2011 decreased $5.5 million, or 14.6%, to $31.9 million from $37.4 million in the same period of 2010. Salaries, fringe benefits, and incentives decreased by $1.6 million and rent and utilities decreased by $1.2 million primarily as a result of our decision to close underperforming vision centers in 2010. The decrease in direct costs of services was also the result of lower bad debt expense of $779,000 due to improved collection performance, lower financing fees of approximately $385,000 as a result of efforts to shift patients to financing programs with a lower cost, and lower insurance expense of $635,000 due to reductions in our premiums as a result of fewer vision centers and favorable actuarial claim experience.

General and administrative

General and administrative expenses decreased in the nine months ended September 30, 2011 by $191,000, or 1.8%, from the same period in 2010. During the 2011 period we recorded a $424,000 favorable adjustment to sales tax from the resolution of an outstanding state sales tax audit from the years 2004 through 2006. In addition, we reduced our telecommunications expense by $276,000 and contract services by $109,000. These savings were offset partially by increases to salaries and incentives of $323,000, stock compensation expense of $180,000 and professional fees of $369,000.

Marketing and advertising

Marketing and advertising expenses decreased in the nine months ended September 30, 2011 by $1.6 million, or 8.1%, from the nine months ended September 30, 2010. These expenses were 22.6% of revenues in the nine months ended September 30, 2011, compared to 24.0% during the nine months ended September 30, 2010. Marketing cost per eye decreased to $391 in the nine months ended September 30, 2011 compared with $421 in the same period of 2010. We adjust our marketing spend levels continuously to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the nine months ended September 30, 2011 by $3.0 million, or 41.1%, to $4.3 million from $7.4 million in the first nine months of 2010. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring and impairment charges

The net restructuring charges in the nine months ended September 30, 2011 were $56,000, comprised primarily of adjustments to previous estimates for laser contract termination costs for closed vision centers and additional severance costs. We incurred restructuring and impairment charges totaling $794,000 and $1.7 million, respectively, for the nine months ended September 30, 2010, comprised primarily of contract termination and asset impairment costs associated with the closure of certain of our laser vision centers. Also included in the charges were other exit and disposal costs incurred in 2010 related to vacating leased properties and relocating medical equipment.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $498,000 in the nine months ended September 30, 2011. Gain on sale of assets was $1.6 million for the first nine months of 2010.

Non-operating income and expenses

Net investment income in the nine months ended September 30, 2011 decreased $932,000, or 65.5%, due primarily to the gain on sale of equity investments of $993,000 that occurred in the third quarter of 2010. Patient financing interest income declined $152,000 on lower accounts receivable, and interest expense declined by $193,000 due to a favorable state sales tax audit settlement and lower borrowing levels.

Income taxes

Due to the lack of positive evidence that the deferred tax assets will be realized as required by U.S. GAAP, we did not record a tax benefit in the United States and state jurisdictions in the nine months ended September 30, 2011. Income tax expense for the nine months ended September 30, 2011 and 2010 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At September 30, 2011, we held $46.2 million in cash and cash equivalents and short-term investments, a decrease of $5.1 million from $51.3 million at December 31, 2010. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	Nine Months Ending September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$(2,447)	$4,613
Investing activities	5,613	(1,476)
Financing activities	(2,828)	(4,267)
Net effect of exchange rate changes on cash and cash equivalents	(143)	82

Net increase (decrease) in cash and cash equivalents	$195	$(1,048)

Cash flows used in operating activities were $2.4 million for the nine months ended September 30, 2011 compared to generated cash flows of $4.6 million for the same period in 2010. Cash from operations in the first nine months of 2010 included an $11.8 million tax refund. We did not receive a tax refund in 2011 because we are in a net operating loss carryforward position. Cost control and cash conservation efforts have continued to provide significant reductions in our marketing spend, and laser maintenance, as well as many other discretionary areas. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. At September 30, 2011, working capital (excluding debt due within one year) amounted to $30.2 million compared to $36.3 million at December 31, 2010. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 186.6% of current liabilities at September 30, 2011, compared to 199.4% at December 31, 2010.

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

We continue to offer our own sponsored patient financing. As of September 30, 2011, we held $2.9 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $265,000, or 9.9% from December 31, 2010. Our internal patient financing rates have increased because of continued investment in our “guaranteed financing” advertising campaign. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions.

During the nine months ended September 30, 2011, we purchased $137.5 million of investment securities and received proceeds from the sale of investment securities of $142.7 million. Our investment portfolio consists of high-grade commercial paper and government securities with maturities typically ranging from 30 to 90 days. The ongoing maturities and reinvestment result in the high level of purchasing and selling activity reflected in the Condensed Consolidated Statements of Cash Flows.

We had assets held for sale of $53,000 and $462,000 at September 30, 2011 and December 31, 2010, respectively, related to unused lasers and other equipment from our closed vision centers. During the nine months ended September 30, 2011, we sold some of our assets held for sale with a combined net book value of $409,000 for total cash proceeds of approximately $774,000, resulting in a gain of approximately $365,000, before tax.

At September 30, 2011 and December 31, 2010, we held $1.1 million and $2.2 million, respectively, par value of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and preferred closed end funds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. In the nine months ended September 30, 2010, $125,000 of the related securities was called at par by their issuers. In the nine months ended September 30, 2011, we redeemed securities of $1.1 million for $916,000. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2011 or 2010. Capital expenditures for the nine months ended September 30, 2011 and 2010 were $869,000 and $176,000, respectively. The increase in our capital expenditures is due, in large part, to renovations of existing vision centers. In April 2011, we closed our Naperville, IL vision center.

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

Long-term investments are comprised of auction rate securities that are currently failing auction. We record these investments at fair value using a trinomial discount model. We are divesting all auction rate securities as the market allows. There can be no assurance, however, that the issuers of the auction rate securities that we hold will redeem them in advance of their maturity or a regularized auction market will be restored.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

In addition, because our secured indebtedness is at a fixed rate, we have limited interest rate risk.

Item 4.   Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2011. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of September 30, 2011. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LCA-VISION INC.

Date: October 26, 2011	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: October 26, 2011	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance, Chief Financial Officer and Treasurer