Form 10-K
period 2011-12-31
LCA VISION INC
filed 2012-03-07
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was approximately $90,044,909 based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant’s Common Stock as of February 15, 2012 was 18,858,147.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 2012 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K, including information with respect to our future business plans, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “may,” “will,” “estimates,” “continues,” “anticipates,” “intends,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by our forward-looking statements. These factors include those set forth in “Item 1A—Risk Factors.”

Item 1. Business

Background and History of Company

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent, board-certified ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1996. We have performed over 1.2 million laser vision correction procedures in our vision centers in the United States and Canada since 1996.

As of December 31, 2011, we operated 53 LasikPlus® fixed-site laser vision correction centers generally located in metropolitan markets in the United States, including two vision centers licensed to ophthalmologists who operate using our trademarks.

We derive substantially all of our operating revenues from laser vision correction surgery, our only operating segment. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations.” See Note 1 of the “Notes to Consolidated Financial Statements” for financial information by geographic area.

Procedure volume and revenues in our industry is highly correlated with the Consumer Confidence Index and has been severely affected by the general economic slowdown in the United States. In general, industry demand peaked during 2007 alongside strong consumer confidence, declined through 2010 with declining consumer confidence and began to improve in 2011. Although industry reports anticipate an increase for laser vision correction procedures in 2012, we expect that difficult economic conditions may continue.

During 2011, we began offering other medical and surgical eye services and products, including cataract services in two markets. We expect this diversification to lessen the impact of economic downturns over the long-term.

Laser Vision Correction Procedures

Laser vision correction procedures reshape the cornea with an excimer laser to correct refractive vision errors by changing the curvature of the cornea. These procedures may reduce the need for wearing corrective lenses such as glasses and contact lenses. Our doctors make an assessment of a patient’s candidacy for laser vision correction and determine the correction required to program the excimer laser. The software of the excimer laser then calculates the number and pattern of pulses needed to achieve the intended correction using a specially developed algorithm. The typical laser vision correction procedure takes approximately 15 – 20 minutes to complete. The eye is anesthetized using topical eye drops. The patient reclines under the laser, a lid speculum holds the eyelids open, and the patient focuses on a blinking fixation light while the excimer laser pulses are applied. The excimer laser is a high-energy ultraviolet “cold” laser, meaning that no heat is generated. This non-thermal ablation permits precise reshaping of the cornea. The amount of tissue ablated and the ablation pattern depend upon the refractive error being corrected. Shortly after the procedure, the patient leaves the laser vision center with instructions to rest the remainder of the day. Follow-up visits with an optometrist or ophthalmologist are typically scheduled for one day, one week and one to three months post-procedure.

We currently use two suppliers for our fixed-site excimer lasers: Abbott Medical Optics (“AMO”) and Alcon Inc. (“Alcon”).

We provide primarily two types of procedures in our vision centers:

LASIK

In 1996, we began performing LASIK, which continues to account for the majority of the laser vision correction procedures performed in the United States. In LASIK procedures, our surgeons use a femtosecond laser to create a thin flap, which remains hinged to the eye. The surgeon lays back the corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The surgeon then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea. Because the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than Photorefractive Keratectomy (“PRK”), with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit.

PRK and Surface Ablation

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

The Laser Vision Correction Market

More than 190 million Americans, or approximately 60% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, resulting in a blurred image. Three common refractive vision disorders are:

•	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects

•	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects

•	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes

Since the U.S. Food and Drug Administration (“FDA”) approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 8.7 million patients have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 762,000 laser vision correction procedures performed in 2011, an increase of 3% from 2010. Industry reports on the U.S. refractive market estimate that 2012 laser vision correction procedures are forecasted to increase 10% over 2011 and the potential market for laser vision correction procedures in the United States is approximately 129 million procedures. Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source: Market Scope, February 2012

(f) = 2012 data forecasted by Market Scope, February 2012

Our Business Strategy

Our business strategy is to provide quality laser vision correction services at an affordable price. We generally operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their services.

We intend to grow our business through increased penetration in our current markets and, after the economy and our cash flow improve, expand into new markets. Key elements of our business strategy include:

•	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists

•	Providing patients with continuity of care under our “LasikPlus Advantage Plan®”

•	Providing attractive patient financing alternatives

•	Nurturing relationships with leading managed care providers in the United States and partnership programs to source additional patients

•	Developing and implementing innovative marketing campaigns

•	Adding complementary products and services

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

Providing patients with continuity of care under our “LasikPlus Advantage Plan®”

We strive to achieve high patient satisfaction and have established the “LasikPlus Advantage Plan®,” the goal of which is to achieve the level of visual correction agreed to by the patient and physician. A patient’s care begins with our initial contact with the prospective patient. We train our call center personnel to answer questions regarding procedures and generally we provide potential patients access both to a physician to address more difficult inquiries and to past patients who can relate procedure experience. In the vision center, we provide potential patients a free eye evaluation with the local vision center’s optometrist or independent ophthalmologist as well as a consultation focused on educating the patient on vision correction procedures and how the procedure may help correct the patient’s specific refractive vision disorder. The ophthalmologist will determine whether the patient is a candidate and review the risks associated with the procedure and what results the patient may expect after the procedure. Additionally, we design our vision centers to create a patient-friendly environment and reduce any anxiety associated with having laser vision correction. We schedule post-surgical follow-up appointments with patients who have received the procedure to monitor results and provide enhancements to those patients who do not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our patient satisfaction surveys indicate that they are satisfied with the care that they received in our vision centers.

Providing attractive patient financing alternatives.

Because laser vision correction procedures are elective and generally not reimbursable by third party payers, including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. A significant percentage of our patients finance some or all of the cost of their procedure. We work closely with an unaffiliated third-party finance company that offers multiple payment plans to qualifying patients. These payment plans typically provide for payments over a 12-month to 60-month period. We bear no credit risk for loans made under this third-party program. For patients not qualifying for these plans, we also currently offer our own direct financing to patients pursuant to whom we charge an up-front fee, with the remaining balance paid by the patients in installments over a period of 12 to 36 months. We bear the credit risk of our own direct financing programs.

Nurturing relationships with leading managed care providers in the United States and partnership programs to source additional patients.

With a large number of employers offering vision services in their employee benefit packages, we continue to nurture, develop and grow relationships with managed care organizations, through which we offer discounted rates to plan participants. In general, the plan participant, and not the managed care organization, is responsible for the payment of our fees under these arrangements. We currently have agreements with seven of the largest health and vision plans. In addition to the discounted programs, some plans offer a funded, insured LASIK product that covers a portion of the procedure cost.

During 2011 and 2010 we participated in partnership programs with two major airlines and a retail chain, among others. These programs allow for their members to obtain frequent flyer miles or reward points for attending a pre-operative appointment and for having the laser vision correction procedure performed. We will continue to evaluate expansions or terminations of these programs as well as explore opportunities for more partnership programs in 2012 and beyond.

We also partnered with the Wounded Warrior Project beginning in 2010 to provide laser vision correction at no cost to wounded U.S. military veterans and their primary caregivers. Our surgeons offer their services at no cost and our vendors support us in this cause.

Developing and implementing innovative consumer marketing campaigns.

Our marketing programs seek to reinforce the LasikPlus® brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of print media, radio, internet, television, social media, mobile and/or direct mail campaigns, among other strategies. In most advertisements, we provide prospective patients a website address and a toll-free number to contact us. Our call center representatives answer initial questions that potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction. We are also reaching new prospects through innovative programs such as partnerships with other companies that provide their members with options such as reduced out-of-pocket procedure costs or other incentives. With the support of advertising agencies, we have refined our branding to better differentiate LasikPlus® from our competitors and to continually develop more compelling messages.

Adding complementary products and services.

We began expanding our patient care model in 2011 to include other medical and surgical eye services and products. We desire to diversify into related eye-health businesses to leverage our capabilities and resources, drive more revenue through our existing vision centers, capitalize on our past patients and high patient satisfaction rate, and lessen the impact of future economic downturns. Our focus is on programs that require minimal up-front investment that can be rolled out in a modular approach, allowing for phased introductions. We are also planning to develop an affiliate network. We see an affiliate network as an opportunity to expand our patient acquisition channels as optometrists and other eye health providers are good referral sources for laser vision correction services.

During the third quarter of 2011 we began offering cataract and premium intraocular lens (“IOL”) services in two of our LasikPlus® markets under our new Visium Eye Institute™ brand. Expansion into cataract services capitalizes on our current multi-site operation and clinical skills, while exposing us to a growing potential patient population of “Baby Boomers” as they begin to approach 70 years of age. Industry analysts estimate the cataract market is currently four times as large as the laser vision correction market. This expansion into cataract and premium IOL services is an expansion from our current model of operating solely in a self-pay environment and partially into services generally paid by third-party payers, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Our revenue from cataract services was not significant in 2011 and we do not anticipate it to represent a significant portion of our operations in 2012. We are also offering implantable collamer lens (“ICL”) surgery in one market. We intend to offer ICL surgery in all of our Visium Eye InstituteTM centers. This procedure is not covered by Medicare or other third-party payers, but it is appropriate for some patients who are not candidates for LASIK due to conditions such as extreme nearsightedness, uncertain corneal topography or insufficient corneal thickness.

Competition

Laser vision correction, whether performed at one of our vision centers or elsewhere, is an alternative to other surgical as well as non-surgical treatments to correct refractive vision disorders. These non-surgical treatments include eyeglasses and contact lenses. Other refractive surgery procedures include refractive lens exchange and ICL. In the future, other surgical procedures such as corneal inlays, currently under FDA trial, may prove to be an option as well.

We face competition from other providers of laser vision correction. A fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers deliver eye care services in the United States. Industry sources estimate that local ophthalmologists and hospitals represent approximately 70% of the laser vision correction market. Corporate laser vision correction providers, such as LasikPlus®, are a specialized type of provider, operating multi-site eye care centers that provide primarily laser vision correction. In many of our markets, we also compete with other corporate laser vision correction center chains.

We currently face competitors offering discounted prices in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective. Laser vision correction procedure volume correlates with the Consumer Confidence Index. In individual markets, our challenge is to leverage the national strengths of our company and enhance local efforts in order to grow market share.

Employees

As of January 31, 2012, we had approximately 380 employees, 341 of whom were full-time. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

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

Suppliers of Equipment

We are not involved in the research, development or manufacture of ophthalmic laser systems or diagnostic equipment. Several companies, including AMO and Alcon, our two current suppliers, offer excimer and femtosecond laser systems which have been approved by the FDA for commercial sale in the United States. We currently rely primarily on AMO to provide us with patient interface kits and McKesson Corporation (“McKesson”) to provide other disposable items required in LASIK procedures. If our relationship with any of these suppliers ceased, we believe we would be able to enter into alternative supplier arrangements.

Government Regulation

Extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare apply to our operations. Some of these include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which prospective patients may be solicited. Furthermore, state and federal laws, some of which may be applicable to our business operations, extensively regulate contractual arrangements with surgery centers, ophthalmologists and optometrists.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices

In the United States, the FDA regulates the use, manufacturing, labeling, distribution and marketing of medical devices, including excimer and femtosecond lasers and certain other equipment that we use in laser vision correction surgery.

Once FDA approval is obtained, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA imposes restrictions and requirements regarding the labeling and promotion of medical devices with which we must comply.

If we or our excimer or femtosecond laser manufacturers fail to comply with applicable FDA requirements, the FDA could take enforcement action, including product seizures, recalls, withdrawal of approvals and imposition of civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the FDA could withdraw clearance or approvals in some circumstances. If we or our principal suppliers fail to comply with regulatory requirements or any adverse regulatory action, we could be named as a party in ensuing litigation or incur a limitation on or prohibition of our use of excimer lasers, financing programs, or other necessary services to our business, which in turn would have a material adverse effect on our business, financial condition or results of operations. Discovery of problems, violations of current laws or future legislation or administrative action in the United States or elsewhere may adversely affect the ability of our suppliers to obtain or maintain appropriate regulatory approval.

The FDA requires that some medical facilities report serious injuries involving medical devices to device manufacturers, and deaths involving medical devices to the FDA. The FDA requires that subject medical facilities have specific written procedures regarding such reporting obligations. Those of our vision centers that meet the FDA’s definition of user facilities are subject to these requirements. In 2009, the FDA issued warning letters to certain facilities advising them of deficiencies in their written procedures. We updated our written procedures in response to the FDA letters. Although we believe that our procedures meet regulatory requirements, if the FDA determines that our procedures or our reporting practices are not adequate, we could be subject to FDA enforcement action. FDA enforcement action could discourage potential patients from having laser vision correction, or could limit our ability to use medical devices, potentially having a material adverse effect on our business, financial condition and results of operations by decreasing the total number of procedures that we perform.

To authorize new uses of existing medical devices, regulations require manufacturers to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices that we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices that we use may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use our medical devices. These and other regulatory actions could limit the supply of devices that we use or our ability to use them, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

FDA LASIK Review

The FDA’s advisory board on ophthalmic devices began reviewing concerns about post-LASIK surgery quality of life matters in 2010, and the FDA has commenced a major new study on LASIK outcomes and quality of life that is expected to end in 2012. The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry. The outcome of this review or legal or regulatory action potentially could impact negatively the acceptance of LASIK.

Federal and state laws on “kickbacks”

Section 1128B(b) of the Social Security Act (42 U.S.C. § 3120a-7b(b)) prohibits knowingly and willfully soliciting or receiving, offering or paying remuneration directly or indirectly, in cash or in kind, in order to induce the referral of individuals for care reimbursable under Medicare, Medicaid and other federal health care programs, or in return for recommending, arranging, purchasing, leasing or ordering any goods or services reimbursable under Medicare, Medicaid and other federal health care programs (the “Anti-Kickback Statute”). This provision is extremely broad. The offense is classified as a felony and is punishable by fines of up to $25,000 and imprisonment for up to 5 years. Violations of the Anti-Kickback Statute also may result in the imposition of a civil money penalty (“CMP”) under Section 1128A(a)(7) of the Social Security Act (42 U.S.C. 1320a-7a(a)(7)) or exclusion from participation in Medicare and State health care programs under Section 1128 of the Social Security Act (42 U.S.C. 1320a-7). The Balanced Budget Act of 1997 amended the CMP provisions to allow the government to recover treble damages in addition to $50,000 for each violation of the Anti-Kickback Statute.

Courts have interpreted the Anti-Kickback Statute to require proof of a knowing and willful intent to induce or arrange for referrals or for other business reimbursable under the Federal health care programs. Thus, the extent to which conduct is motivated by inducing or arranging for referrals will, in large part, determine liability under the statute. To prove a violation of the Anti-Kickback Statute, one must show that the remuneration between two parties was intended to induce the referral of business payable under the federal health care programs. The U.S. Health and Human Services Office of Inspector General (“OIG”) has defined a narrow set of circumstances that create “safe harbors” from prosecution and enforcement under the Anti-Kickback Statute. The safe harbors have specific defined elements that must be met to give protection to a particular transaction. The OIG has stated that if a person participates in an arrangement that fully complies with a given safe harbor, he or she will be assured of not being prosecuted criminally or civilly for the arrangement that is the subject of that safe harbor.

Because laser vision correction procedures currently are not reimbursable by Medicare, Medicaid or other governmental health programs, we do not believe that the Anti-Kickback Statute applies to our laser vision correction business. Any changes in the reimbursement and coverage rules for these governmental health programs may cause such business to be subject to such federal laws. Although we do not anticipate such changes in the near future, we cannot predict this with any degree of certainty.

Cataract services are reimbursable under Medicare, and thus the Anti-Kickback Statute may apply to our Visium Eye InstituteTM cataract business. Our arrangements with ophthalmologists and optometrists providing cataract services may not fit within a safe harbor to the Anti-Kickback Statute. However, the OIG has stated that the optional regulatory safe harbors do not purport to define the full range of lawful activity, and payment practices that do not fully comply with a safe harbor may still be lawful if no purpose of the payment practice is to induce referrals of Federal health care program business. We believe that our arrangements with ophthalmologists and optometrists providing cataract services comply with the Anti-Kickback Statute. However, if the OIG successfully challenged our arrangements with ophthalmologists and optometrists providing cataract services, we may be required to restructure such arrangements and/or be subject to civil or criminal fines and penalties, including the exclusion of our company and the ophthalmologists and optometrists from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

“Stark” Law Prohibition on Physician Referrals

The Ethics in Patient Referral Act of 1989, as amended (the “Stark Law”), is a civil statute that generally (i) prohibits physicians from making referrals for designated health services to entities in which the physicians have a direct or indirect financial relationship and (ii) prohibits entities from presenting or causing to be presented claims or bills to any individual, third party payer, or other entity for designated health services furnished pursuant to a prohibited referral. Under the Stark Law, a physician may not refer patients for certain designated health services to entities with which the physician has a direct or indirect financial relationship, unless allowed under an enumerated exception. Under the Stark Law, there are numerous statutory and regulatory exceptions for certain otherwise prohibited financial relationships. A transaction must fall entirely within an exception to be lawful under the Stark Law.

The Stark Law contains significant civil sanctions for violations, including denial of payment, refunds of amounts collected in violation of the Stark Law and exclusion from Medicare or Medicaid programs. In addition, OIG may impose a penalty of not more than $15,000 for submitting an illegal claim or not refunding such a claim on a timely basis and a civil monetary penalty of up to $100,000 for each circumvention arrangement or scheme.

We believe that any referrals between or among the company, the ophthalmologists and optometrists providing cataract services, and the facilities at which cataract procedures are performed will be for services that are not designated health services under the Stark Law. For example, services for which payment is included in the ambulatory surgical center composite rate (e.g., intraocular lenses used in cataract surgery) are not designated health services. If the ophthalmologists, optometrists or contracted surgical facilities make referrals between or among themselves for any designated health service, we will endeavor to structure their arrangements either to be exempt from the Stark Law or to meet a statutory or regulatory exception to the Stark Law prohibitions. If these arrangements are found to violate the Stark Law, we may be required to restructure such arrangements or be subject to civil or criminal fines and penalties, including the exclusion of our company, the ophthalmologists and optometrists, and the facilities from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, that are applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

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

In 2009 the FDA issued a letter to eye care professionals noting that the FDA’s Ophthalmic Devices Panel had received complaints that advertisements for LASIK procedures and FDA-approved lasers used for LASIK procedures failed to inform consumers of the indications, limitations, and risks associated with LASIK procedures and the approved lasers used for the LASIK procedures. In this letter, the FDA said that an advertisement may be considered misleading if it fails to reveal facts that are material to representations made in the advertisement. In September 2011, the FDA issued a second letter to eye care professionals emphasizing the importance of providing adequate risk information in advertisements of FDA-approved lasers used in refractive procedures. The September 2011 letter stated that eye care professionals had 90 days from the letter’s date to correct any non-compliant advertisements and promotional materials and that the FDA may take regulatory action against eye care professionals whose advertisements and promotional materials violate FDA regulations. We believe that we have structured our advertising practices to be in material compliance with FDA and FTC regulations and guidance. However, we cannot be certain that the FDA or the FTC will not determine that our advertising practices are in violation of such laws and guidance.

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

Fee-splitting

Many states prohibit professionals (including ophthalmologists and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state’s fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our business operations in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although we have endeavored to structure our contractual relationships to be in material compliance with these laws, if any aspect of our operations were found to violate state corporate practice of medicine or optometry prohibitions, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Health Insurance Portability and Accountability Act.

In December 2000, the U.S. Department of Health and Human Services (“DHHS”) released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These final health privacy regulations were effective in April 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment. Additionally, DHHS published final standards to protect the security of health-related information in February 2003. Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act. The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information. The ophthalmologists and their professional corporations with which we contract are covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers (e.g., cataract services). Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations.

Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

Item 1A. Risk Factors

In evaluating and understanding us and our business, you should carefully consider (1) all of the information set forth in this Annual Report on Form 10-K, including the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis, (2) information in our other filings with the SEC, including any future reports on Forms 10-Q and 8-K and (3) the risks described below. These are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business operations, and the risks identified below may adversely affect our business in ways we cannot currently anticipate. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.

We incurred losses in 2009, 2010 and 2011, and expect to continue to incur losses in 2012.

Although our procedure volume in 2011 increased from 2010, we still incurred a loss in 2011 due in large part to continued weak consumer confidence, a weak overall economy, and high unemployment. We sustained losses in all four quarters in 2010 and three quarters in 2011. We anticipate that in 2012 we will continue generating losses and negative cash flows. At December 31, 2011 and 2010, we had approximately $44.8 million and $52.2 million, respectively, in cash and investments. We are uncertain as to how long the negative economic and industry conditions will continue. There could be a number of other effects from these adverse economic conditions on our business, including reduced consumer demand for our services; insolvency of our patients, resulting in increased provisions for credit losses; insolvency of our key equipment suppliers; inability of consumers to obtain credit to finance some or all of the cost of their procedures; and decreased consumer confidence. If macroeconomic conditions do not improve, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Changes in general economic conditions may cause fluctuations in our revenues and profitability.

The cost of laser vision correction procedures typically is not reimbursed by third-party payers such as health care insurance companies or government programs. Accordingly, as we are experiencing and have experienced in prior fiscal periods, our operating results may vary based upon the impact of changes in the disposable income of consumers interested in laser vision correction, among other economic factors. A significant decrease in consumer disposable income in a weak economy results in a decrease in the number of laser vision correction procedures performed and a decline in our revenues and profitability. In addition, weak economic conditions may cause some of our patients to experience financial distress or declare bankruptcy, which may negatively impact our accounts receivable collection experience. Weak economic conditions also may change the risk profile or volume of business that our unaffiliated finance company partner is willing to underwrite, which could adversely affect our business, financial condition, results of operations and cash flows.

Our industry is highly correlated with consumer confidence. Declines or volatility in consumer confidence may continue to negatively impact our business.

Recessionary economic conditions, uncertainty in the credit markets, a period of rising energy costs and depressed housing prices have all contributed to a deterioration in volume of procedures performed, especially from patients at middle- and lower-income levels. Deteriorating consumer confidence negatively impacts our financial performance. The current market conditions in the credit markets and high unemployment have created uncertainty and caused potential patients to be more cautious in their purchasing decisions.

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:

•	The number of laser vision correction procedures performed

•	Fluctuating economic conditions in the geographic areas in which we operate, which can result in changes in demand for our laser vision correction services

•	The timing of advances by our suppliers and the purchase of such advances or upgrades of equipment by us or our competitors

•	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate

•	The opening, closing or expansion of vision centers

•	Our ability to manage equipment and operating costs

•	Collection rates on self-financed procedures

•	The availability of third-party financing for our patients

•	Regulatory matters

•	Litigation

•	Acquisitions and other transactions

In addition, our revenue and operating results are subject to seasonal factors. In terms of the number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our business is generally weaker in the latter half of the year. We believe these fluctuations are due primarily to:

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

We derive substantially all of our revenues from laser vision correction services. If we are not able to provide those services or the number of laser vision correction procedures we perform significantly decreases, our revenues and results of operations will decrease materially. We do not currently have other matured diversified revenue sources to offset a significant decrease in revenues from our provision of laser vision correction services.

Our future success may depend on developing new services or products beyond laser vision correction.

During the third quarter of 2011, we began offering cataract and premium IOL surgery in two markets under our new Visium Eye InstituteTM brand, as well as expansion into intracollamer lens surgery in one market. Any diversification of services may not be successful, and we can give no assurance that we can develop these opportunities or that we will have adequate capital to do so.

If we are unable to attract and retain qualified independent ophthalmologists, our ability to maintain operations at existing vision centers, to attract patients or to open new vision centers could be negatively affected.

We generate our revenues through independent ophthalmologists who work with us to perform surgeries. In states where the corporate practice of medicine is prohibited, we contract with professional corporations for ophthalmologists to perform surgeries at our vision centers. The retention of those ophthalmologists is a critical factor in the success of our existing vision centers, and the hiring of independent qualified ophthalmologists is a critical factor in our ability to launch a new vision center successfully. However, it is sometimes difficult for us to retain or hire qualified ophthalmologists. If we are unable consistently to hire and retain qualified ophthalmologists, our ability to open new vision centers, maintain operations at existing vision centers, and attract patients could be negatively affected.

Throughout 2011, we continued to feature our ophthalmologists in local marketing materials. If we are unable to retain these featured ophthalmologists, our ability to maintain operations at existing vision centers and attract patients could be negatively affected.

If technological changes occur that render our equipment or services obsolete, or increase our cost structure, we may need to make significant capital expenditures or modify our business model, which could cause our revenues or results of operations to decline.

Industry, competitive or clinical factors, among others, may require us to introduce alternate ophthalmic laser technology or other surgical or non-surgical methods for correcting refractive vision disorders than those that we currently use in our laser vision correction centers. Such alternative technologies could include various intraocular lens technologies or other new technologies. Introducing such technology could require significant capital investment or force us to modify our business model in such a way as to make our revenues or results of operations decline. An increase in costs could reduce our ability to maintain our margins. An increase in prices could adversely affect our ability to attract new patients.

If a better-financed or lower-cost provider of laser vision correction or a competing vision treatment forces us to lower our laser surgery prices in a particular geographic area, our revenues and results of operations could decline.

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

If more competitors offer laser vision correction or other competitive types of vision treatments in a given geographic market, we might find it necessary to reduce the prices we charge, particularly if competitors offer the procedures at lower prices than we do. If that were to happen or we were not successful in cost effectively acquiring patients for our procedures, we may not be able to make up for the reduced gross profit margin by increasing the number of procedures that we perform, and our business, financial condition and results from operations could be adversely affected, as we have experienced in prior fiscal periods.

Our business has been adversely affected in the past by deeply-discounted pricing by some competitors, and it is possible that such competitive practices may adversely affect our business in the future.

In the past, certain competitors have utilized deeply-discounted pricing in an effort to generate procedure volume. This practice has caused periods of intense price competition in our industry. As a result, we have lowered our prices in the past in order to remain competitive. We currently face competitors offering discounted prices, including several providers of laser vision correction procedures, in some geographic markets where we conduct business. It is possible that, in the future, business, financial condition and results of operations could be adversely affected, as a result of the discounting practices of competitors.

We have credit risk from accounts receivable from internally financed patients.

A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the patient to pay a fee up-front, with the remaining balance paid by the patient in up to 36 monthly installments. As of December 31, 2011, we had $4.8 million in gross patient receivables, compared to $4.4 million as of December 31, 2010. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues. As of both December 31, 2011 and 2010, we had $1.7 million in allowances for uncollectible accounts. If the uncollectible amounts exceed the amounts that we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.

Extensive state and federal laws and regulations, some of which may be applicable to our business operations, regulate the extension of credit to patients. Although we believe that our practices are in material compliance with these laws and regulations, non-compliance could subject us to litigation, enforcement action, or civil or criminal penalties. Any such action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Concerns about potential side effects and long-term results may negatively impact market acceptance of laser vision correction, result in potential liability for us and prevent us from growing our business.

Some people and publications have raised concerns with respect to the predictability and stability of results and potential complications or side effects of laser vision correction. Physicians have provided laser vision correction in the United States since 1995. Any long-term complications or side effects of laser vision correction may call into question its safety and effectiveness, which in turn may negatively affect market acceptance of laser vision correction. Complications or side effects of laser vision correction could lead to professional liability, malpractice or other claims against us and product liability claims against the manufacturers of our lasers. Courts have awarded several significant verdicts against non-affiliated refractive surgeons in the past. Consequences of proceedings could include increased liability to us in connection with malpractice litigation, increased difficulty in hiring and retaining qualified independent ophthalmologists who may be wary of the increased liability associated with laser eye surgery, and decreased operational and financial yield from pre-operative examinations, among other effects that would be adverse to our business, financial condition, and results of operations.

Some of the possible side effects of laser vision correction may include:

•	Foreign body sensation

•	Pain or discomfort

•	Sensitivity to bright lights

•	Blurred vision or haze

•	Dryness or tearing

•	Fluctuation in vision

•	Night glare and halos

•	Poor or reduced visual quality

•	Overcorrection or undercorrection

•	Regression

•	Decreased corneal integrity

•	Corneal flap or corneal healing complications

•	Loss of best corrected visual acuity

•	Inflammation or infection of the eye

•	Need for corrective lenses or reading glasses post-operatively

•	Need for further treatment

•	Ectasia

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

We currently rely primarily on AMO to provide us with patient interface kits, the devices used to create the corneal flap in the LASIK procedure, and McKesson for other disposable items required for LASIK. If we were to require alternate or additional suppliers, we believe we would be able to find alternative sources, but there can be no assurance that such items would be available in the quantities, at the costs or within the time frames that we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could adversely affect our business, financial condition and results from operations.

We currently rely exclusively on one unaffiliated finance company for third-party financing made available to our patients. The percentage of our patients who choose to obtain financing from this unaffiliated finance company is significant. We cannot give assurance that financing services will be available on terms or at interest rates or costs that we or our patients may require. Any reduction in available financing could limit our ability to maintain or increase the volume of procedures that we perform, which could adversely affect our business, financial condition and results from operations.

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

As described under “Government Regulation” and below, we, excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including all or some of the following:

•	Federal restrictions on the approval, distribution and use of medical devices

•	Federal and state anti-kickback laws

•	Fee-splitting laws in some states

•	Corporate practice of medicine restrictions in some states

•	Federal and state physician self-referral laws

•	Federal and state information privacy and security laws

•	Anti-fraud provisions in some states

•	Facility license requirements and certificates of need in some states

•	Conflict of interest regulations in some states

•	FDA, FTC, and state rules and regulations regarding advertising and marketing practices

•	Credit and financing regulation

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

Our business may be adversely impacted by health care reform.

The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act (“HCERA,” and together with PPACA the “Affordable Care Act”) was signed into law on March 23, 2010. The Affordable Care Act contains provisions affecting numerous aspects of the health care and insurance industries. Effective in 2013, the Affordable Care Act will limit flexible spending account contributions to $2,500. The Affordable Care Act has been challenged in court, and bills have been introduced in Congress to repeal all or parts of the Act. In March 2012 the United States Supreme Court will hear arguments in cases challenging the constitutionality of the Affordable Care Act. If the Affordable Care Act, or parts of it, are not invalidated by the courts or through subsequent legislation, the Act may cause significant changes to the health care market. Such changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The FDA is conducting a study to examine LASIK’s impact on quality of life, the results of which could adversely impact broader market acceptance, and our profitability and growth.

The FDA has launched a collaborative study with the National Eye Institute and the U.S. Department of Defense to examine LASIK’s potential impact on quality of life. The goal of the LASIK Quality of Life Collaboration Project is to determine the percentage of patients with significant quality of life problems after LASIK surgery and to identify predictors of these problems. The FDA expects the project to be completed in 2012. The results of the project will help identify factors that can affect quality of life following LASIK and potentially reduce the risk of adverse affects that can impact the surgical outcome. If any of these factors are related to the safety or effectiveness of the lasers used in LASIK surgery, the FDA will evaluate whether any action is necessary. The project is part of the FDA’s ongoing effort to better monitor and improve the safety and effectiveness of the lasers used in LASIK surgery. The results of this study could adversely impact broader market acceptance of LASIK, which could have a direct impact on our profitability and growth. In addition, any new adverse regulatory actions by the FDA could result in limitations or prohibitions with respect to LASIK surgery.

We are subject to lawsuits for patient injuries, which could subject us to significant judgments and damage our reputation.

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, or other claims brought against us, or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with malpractice by an ophthalmologist, optometrist, technician or other healthcare professional. Product liability claims could also be made against our manufacturers associated with defects in their products. Some injuries or defects may not become evident for a number of years. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We rely primarily and intend to continue to rely primarily on the independent ophthalmologists’ professional liability insurance policies and the manufacturers’ product liability insurance policies, although we have limited umbrella general and professional liability insurance. We require the independent ophthalmologists who use our vision centers to maintain professional liability insurance, although an inability of an ophthalmologist to procure insurance could disrupt business while a replacement ophthalmologist is being recruited.

The availability of professional liability insurance has decreased and its cost has increased significantly for a variety of reasons, including reasons outside our control, particularly in certain states. A future increase in cost could adversely affect the results of operations of our business, and a future lack of availability of coverage for us or our independent ophthalmologists and optometrists could result in increased exposure to liability and potentially limit our ability to expand in certain markets.

We own a captive insurance company and its payment of significant claims could affect our results of operations and financial condition.

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our optometrists. Our captive insurance company is capitalized and funded by us based on actuarial studies performed by an independent insurance consulting and management firm. We use the captive insurance company for both the primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The payment of significant claims by our captive insurance company could adversely affect our business, financial condition and results of operations.

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

Item 3. Legal Proceedings

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. In December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of approximately $6.0 million. At December 31, 2011, we maintained insurance reserves of $7.2 million.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse affect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LCAV.” There were approximately 9,937 record holders of our common stock as of February 16, 2012.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2011		2010
	High	Low	High	Low
First Quarter	$7.79	$5.66	$8.76	$4.59

Second Quarter	7.10	4.37	9.40	5.54
Third Quarter	5.52	2.06	5.76	3.94
Fourth Quarter	3.38	1.86	7.08	4.90

The Board of Directors may declare dividends in its discretion. We did not pay dividends in 2011 or 2010.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All amounts are in thousands of U.S. dollars, except procedure volume and per share data.

	Year Ended December 31,
Consolidated Statements of Operations Data:	2011	2010	2009	2008	2007
Revenues	$102,983	$99,825	$129,213	$205,176	$292,635
Operating (loss) income	(6,538)	(21,967)	(36,100)	(8,212)	44,969
Net (loss) income	(6,198)	(20,577)	(33,244)	(6,635)	32,504
Net (loss) income per common share
Basic	$(0.33)	$(1.10)	$(1.79)	$(0.36)	$1.66
Diluted	(0.33)	(1.10)	(1.79)	(0.36)	1.64

Cash dividends per common share	$—	$—	$—	$0.24	$0.72

Selected Operating Data:
Laser vision correction procedures	59,587	56,720	72,776	115,153	192,204

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$43,879	$51,297	$52,983	$57,328	$62,195
Working capital	26,701	33,921	50,587	55,404	47,728
Total assets	66,433	80,481	112,598	157,343	177,075
Debt obligations maturing within one year	2,978	3,039	3,998	6,985	3,941
Long-term debt obligations (less current portion)	1,026	4,245	9,145	14,120	2,012
Retained (deficit) earnings	(38,720)	(31,134)	(9,729)	23,515	34,597
Total stockholders’ investment	26,265	31,130	51,027	82,985	93,599

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend this discussion to provide an understanding of our financial results and condition by focusing on changes in certain key measures from year to year. We have organized Management’s Discussion and Analysis in the following sections:

•	Overview

•	Summary of 2011 Results

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

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

Overview

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues and operating results, therefore, depend on the number of procedures performed and are impacted by a number of factors, including the following:

•	Fluctuating economic conditions, consumer confidence and discretionary spending levels,

•	Our ability to generate patients through our arrangements with managed care companies, direct-to-consumer advertising and word-of-mouth referrals,

•	The availability of patient financing,

•	Our ability to manage equipment and operating costs, and

•	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and

•	Our mix of procedures among the different types of laser technology.

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

	2011	2010	2009
First Quarter	18,857	19,066	27,859
Second Quarter	14,081	15,266	17,864
Third Quarter	12,444	11,497	15,335
Fourth Quarter	14,205	10,891	11,718

Year	59,587	56,720	72,776

Economic conditions in the United States have resulted in a continued low consumer confidence level and cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. In response, we reduced our workforce and number of vision centers in 2009 and 2010 as appropriate for our anticipated procedure volume. Since October 2008, we have closed 25 vision centers.

Operating Costs and Expenses

Our operating costs and expenses include:

•

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

•

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff salaries, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including corporate headquarters and call center staff expense and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Summary of 2011 Results

Key financial highlights for the year ended December 31, 2011 include (all comparisons are with 2010):

•

Revenues increased 3.2% to $103.0 million compared with $99.8 million; adjusted revenues increased 5.3% to $98.6 million compared with $93.7 million, marking the first increase in full-year revenues in four years.

•	Procedure volume was 59,587 procedures, compared with 56,720 procedures and 52,591 same-store procedures.

•	Same-store revenues increased 10.3%; adjusted same-store revenues increased 13.1%.

•

Operating loss decreased to $6.5 million from $22.0 million; adjusted operating loss decreased to $10.5 million from $27.5 million. The improvement in operating loss and adjusted operating loss reflects higher same-store procedure volume, the closing of under-performing vision centers, lower and more efficient marketing and advertising expense and lower depreciation expense. Results for 2011 included $618,000 of gain on sales of assets from closed visions centers and $140,000 in impairment and restructuring charges. Results for 2010 included $2.0 million of gain on sale of assets and $5.5 million in impairment and restructuring charges.

•	Marketing cost per eye decreased to $381 from $425.

•	Net loss was $6.2 million, or $0.33 per share, compared with net loss of $20.6 million, or $1.10 per share.

•

Net cash used in operations was $3.5 million compared with net cash provided by operations of $1.4 million. The 2010 period included an $11.8 million tax refund. We did not receive a tax refund in 2011. As of December 31, 2011, we had a federal net operating loss carryforward of $29.6 million.

•	Cash and investments totaled $44.8 million as of December 31, 2011, compared with $52.2 million as of December 31, 2010. In 2011 we used $3.3 million to pay down debt.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties. We believe that the adjusted information better reflects operating performance and therefore is more meaningful to investors. We provide below a reconciliation of revenues and operating losses reported in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) (dollars in thousands).

	Twelve Months Ended December 31,
	2011	2010	2009
Revenues
Reported U.S. GAAP	$102,983	$99,825	$129,213
Adjustments
Amortization of prior deferred revenue	(4,376)	(6,151)	(9,107)

Adjusted revenues	$98,607	$93,674	$120,106

Operating Loss
Reported U.S. GAAP	$(6,538)	$(21,967)	$(36,100)
Adjustments
Impact of prior deferred revenue	(4,376)	(6,151)	(9,107)
Amortization of prior professional fees	438	615	911

Adjusted operating loss	$(10,476)	$(27,503)	$(44,296)

Results of Operations

Revenues

In 2011, revenues increased by $3.2 million, or 3.2%, to $103.0 million, from $99.8 million in 2010, compared to a decrease of $29.4 million, or 22.7% in 2010. In 2011, adjusted revenues were $98.6 million compared with $93.7 million in 2010 and $120.1 million in 2009. For vision centers open at least 12 months, procedure volume increased by approximately 13.3% in 2011 to 59,587, compared to 52,591 in 2010. The components of the revenue change include the following (dollars in thousands):

	2011	2010	2009
Increase (decrease) in revenues from same-store procedure change	$11,557	$(15,220)	$(63,747)
Decrease in revenue from closed vision centers	(6,822)	(11,278)	(4,870)
Impact from increase in average selling prices, before revenue deferral	198	66	2,266
Change in deferred revenues	(1,775)	(2,956)	(9,612)

Increase (decrease) in revenues	$3,158	$(29,388)	$(75,963)

The adjusted revenue per procedure, which excludes the impact of deferred revenue from the sale of separately priced acuity programs, increased slightly to $1,655 in 2011 from $1,652 in 2010 and $1,650 in 2009.

Although 2011 industry procedure volume increased compared to both 2010 and 2009, industry sources indicate that economic uncertainty and other macroeconomic factors continue to impact negatively the entire laser vision correction industry. We experienced an increase in preoperative appointment show rate in 2011 compared to 2010 and 2009. We attribute the improvement to efforts to improve patient interactions and organizational effectiveness. Candidacy rates declined slightly in 2011 compared with 2010 and 2009. Conversion rates declined slightly in 2011 compared to 2010 but were flat with 2009. Treatment show rate remained stable in 2011 compared with 2010 and improved from 2009.

Amortization of prior deferred revenues for 2011, 2010 and 2009 was $4.4 million, $6.2 million and $9.1 million, respectively.

2011 Compared to 2010 and 2010 Compared to 2009

Our operating costs and expenses correlate in part with revenues and procedure volumes due to the fact that some of our costs are variable and some are fixed. The following table shows the change in components of operating expenses between 2011, 2010 and 2009 in dollars and as a percentage of revenues for each period (dollars in thousands):

					(Decrease)/			(Decrease)/
	2011		2010		Increase	2009		Increase
Medical professional and license fees	$24,628	23.9%	$24,161	24.2%	$467	28,746	22.2%	$(4,585)
Direct costs of services	43,048	41.8%	46,631	46.7%	(3,583)	63,579	49.2%	(16,948)
General and administrative expenses	13,942	13.5%	13,956	14.0%	(14)	16,501	12.8%	(2,545)
Marketing and advertising	22,678	22.0%	24,114	24.2%	(1,436)	33,784	26.1%	(9,670)
Depreciation	5,703	5.5%	9,408	9.4%	(3,705)	14,198	11.0%	(4,790)
Consent revocation solicitation charges	—	0.0%	—	0.0%	—	780	0.6%	(780)
Impairment and restructuring charges	140	0.1%	5,484	5.5%	(5,344)	8,110	6.3%	(2,626)

Medical professional and license fees

Medical professional and license fees in 2011 increased $467,000, or 1.9%, from 2010. Medical professional fees increased $466,000, or 4.7%, due to increased costs and physician fees associated with increased procedure volumes and revenues. License fees increased slightly as a result of increased procedure volumes in 2011 offset by lower volume rebates on purchases and decreased enhancement costs. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized deferred medical professional fees attributable to prior years of $438,000 in 2011 compared to $615,000 in 2010.

Medical professional and license fees in 2010 decreased $4.6 million, or 16.0%, from 2009. Medical professional fees decreased $2.7 million, or 21.2%, due to lower costs and physician fees associated with continued lower procedure volumes and revenues. License fees decreased $2.1 million, or 15.5%, as a result of lower procedures volumes in 2010 partially offset by lower volume rebates on purchases. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized deferred medical professional fees attributable to prior years of $615,000 in 2010 compared to $911,000 in 2009.

Direct costs of services

Direct costs of services in 2011 decreased by $3.6 million, or 7.7%, from 2010. Our decision to close under-performing laser vision centers and other cost reduction efforts in 2010 drove lower direct costs of services primarily in the areas of salaries and employee incentives of $1.3 million and rent and utilities costs of $1.4 million. We also benefited from a decline in financing fees, laser rent, bad debt expense, insurance, telecommunications, and state and local taxes. These decreases in direct costs of services were offset partially by increased stock-based compensation and travel costs. Direct costs as a percentage of revenues decreased to 41.8% in 2011 from 46.7% in 2010.

Direct costs of services in 2010 decreased by $16.9 million, or 26.7%, from 2009. Salaries, employee incentives, and fringe benefits declined by $5.1 million in 2010 as a result of our workforce reductions. Rent and utilities expense decreased by $1.9 million as a result of closed vision centers. Laser rent declined by $1.7 million as a result of lower procedure fees and volumes. We also experienced a $1.6 million decline in financing fees and a $1.2 million decline in laser maintenance expense. We reduced bad debt expense by $2.3 million due to lower procedure revenue and improved collection experience. Other decreases in direct costs include repairs and maintenance, professional services, state and local taxes, deferred compensation market value changes, and insurance costs. These decreases in direct costs of services were offset partially by increased stock-based compensation and employee training costs. Direct costs as a percentage of revenues decreased to 46.7% in 2010 from 49.2% in 2009.

General and administrative

General and administrative expenses of $13.9 million in 2011 remained relatively flat. During the year we incurred approximately $528,000 in additional spending for growth initiatives offset by $433,000 in reduced sales tax costs resulting from a favorable State sales tax audit settlement. General and administrative expenses as a percentage of revenues decreased 0.50% to 13.5% due to an increase in revenue.

General and administrative expenses in 2010 decreased $2.5 million, or 15.4%, from 2009, due primarily to workforce reductions resulting in lower salaries and fringe benefits by $1.5 million. Reduced professional fees of $1.2 million and travel and entertainment reductions of $218,000 also contributed to this decrease. Increases to employee incentives and stock-based compensation in 2010 due to the attainment of internal performance objectives partially offset the decreased expenses.

Marketing and advertising expenses

Marketing and advertising expenses in 2011 decreased $1.4 million, or 6.0%, from 2010. These expenses constituted 22.0% of revenues during 2011, down from 24.2% in 2010. Marketing cost per eye decreased to $381 for 2011 from $425 in 2010. We adjust our marketing spend levels continually in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Marketing and advertising expenses in 2010 decreased $9.7 million, or 28.6%, from 2009. These expenses constituted 24.2% of revenues during 2010, down from 26.1% in 2009. Marketing cost per eye decreased to $425 for 2010 from $464 in 2009 due primarily to more effective spending on media. Due largely to deteriorating returns on some marketing initiatives driven by lower procedure volume and continuing declined consumer confidence, we reduced marketing spending levels significantly in 2010 in an attempt to align spending levels with consumer demand.

Depreciation expense

Depreciation expense in 2011 decreased by $3.7 million, or 39.4%, compared to 2010. Depreciation expense in 2010 decreased by $4.8 million, or 33.7%, compared to 2009. The decline in depreciation expense reflects a lower depreciable asset base as a result of reduced capital expenditures since 2007 and the disposal of certain equipment and leasehold improvements from closed vision centers.

Impairment and restructuring charges

In 2011, we recorded impairment charges to reduce the carrying amount of long-lived assets by approximately $104,000 compared to a $1.7 million and $5.4 million charge in 2010 and 2009, respectively. The 2010 impairment charge was a result of our decision to consolidate vision center operations in four markets and close vision centers in six additional underperforming markets (including one licensed facility) in order to preserve cash. Although the decision was made in 2010, one vision center did not close until 2011. The 2009 impairment charge was a result of our decision to close 12 vision centers in underperforming markets. We did not close or consolidate vision center operations in 2011.

Restructuring charges in 2011 were $36,000, comprised primarily of adjustments to previous estimates for contract termination costs for previously closed vision centers and additional severance costs. Restructuring charges in 2010 and 2009 of $3.8 million and $2.7 million, respectively, resulted primarily from the consolidation of vision center operations, closure of additional underperforming vision centers, and workforce reductions in our continued efforts to reduce costs and increase operational efficiencies.

Consent Revocation Solicitation Charges

In 2009, we incurred $780,000 in charges related to our successful defense of a consent solicitation by a stockholder group.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $618,000 in 2011 compared to $2.0 million in 2010. The decrease was due to limited vision center closures in 2011 which resulted in a decline in assets held for sale.

Non-operating income and expenses

We recorded net investment income of $470,000 in 2011 compared to $1.4 million in 2010. The decrease was due primarily to the gain on sale of equity investments of $993,000 that occurred in 2010 compared to a gain of $52,000 that was recognized on the redemption of various securities in 2011. Patient financing interest income declined $119,000 on lower average accounts receivable, and interest expense declined by $223,000 due to a favorable state sales tax audit settlement and lower borrowing levels in 2011 compared to 2010.

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

Income taxes

Our effective income tax rate was 2.1% during 2011 compared to 0.2% during 2010. Our effective tax rate was impacted significantly by a valuation allowance against all of our net deferred tax assets during both 2011 and 2010. We maintain a full valuation allowance on our net deferred tax assets due to increased uncertainty with respect to our ability to realize the net deferred tax assets in future periods. The impact of the valuation allowance on our 2011 and 2010 effective tax rate was 36.2% and 37.4%, respectively. Our provision for income taxes in 2011 included interest on uncertain tax positions and state taxes in one jurisdiction.

Our effective income tax rate was 0.2% during 2010 compared to a tax benefit of 2.8% during 2009, also impacted significantly by a valuation allowance against all of our net deferred tax assets during both 2010 and 2009. We established a full valuation allowance on our net deferred tax assets in 2009 and continued the allowance in 2010 due to increased uncertainty with respect to our ability to realize the net deferred tax assets in future periods. The impact of the valuation allowance on our 2010 and 2009 effective tax rate was 37.4% and 35.6%, respectively. Our provision for income taxes in 2010 included interest on uncertain tax positions and state taxes in one jurisdiction, offset in part by favorable adjustments to our 2009 federal tax return which will allow us to claim a small incremental refund on U.S. federal income taxes previously paid.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands).

	Year ended December 31,
	2011	2010	2009
Cash (used in) provided by:
Operating activities	$(3,501)	$1,358	$888
Investing activities	6,353	(709)	6,396
Financing activities	(3,544)	(6,039)	(7,980)
Net effect of exchange rate changes on cash and cash equivalents	(90)	211	584

Net decrease in cash and cash equivalents	$(782)	$(5,179)	$(112)

Cash flows used in operating activities were $3.5 million in 2011 compared to cash provided from operations of $1.4 million in 2010 and $888,000 in 2009. In 2010 and 2009 cash from operations included federal tax refunds of $11.8 million and $8.0 million, respectively. We did not receive a federal tax refund in 2011 because we are in a net operating loss carryforward position. Higher procedure volume in 2011 generated reduced losses. Our cash flow from operations depends primarily on procedure volume. Cost control and cash conservation efforts have continued to provide significant reductions in our marketing spend and laser maintenance, as well as many other discretionary areas. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. At December 31, 2011, working capital (excluding debt due within one year) amounted to $29.7 million compared to $37.0 million at the end of 2010. Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 187.1% of current liabilities at December 31, 2011, compared to 204.2% at December 31, 2010.

We believe that available cash and short-term investments will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and debt and capital lease obligations for at least the next 12 months. We are balancing cash conservation in the current challenging economic environment against our longer-term objective of managing to profitability and growth as the economy improves. The average number of procedures required company-wide to reach breakeven cash flow, after capital expenditures and debt service, is approximately 70,000 per year. We can give no assurance as to the number of procedures that we will perform in 2012 or thereafter.

We continue to offer our own sponsored patient financing. As of December 31, 2011, we held $3.1 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $466,000, or 17.5%, from December 31, 2010, due primarily to increased procedure volume in 2011 and continued investment in our “guaranteed financing” advertising campaign. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends in part on overall economic conditions. Bad debt expense was approximately 1.0% of revenue in 2011 and 2010.

During 2011, we purchased $167.0 million of investment securities and received proceeds from the sale of investment securities of $173.4 million. Our investment-grade portfolio consists of high-grade commercial paper and government securities with maturities typically ranging from 30 to 90 days. The ongoing maturities and reinvestment result in the high level of purchasing and selling activity reflected in the Consolidated Statements of Cash Flows.

At December 31, 2011 and 2010, we held at par value $1.1 million and $2.2 million, respectively, of various auction rate securities. The assets underlying the auction rate instruments are primarily municipal bonds and closed end preferred stock funds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. In 2011, issuers called at par $25,000 of the related securities, and we redeemed an additional $1.1 million at 81% of original par value. In 2010, issuers called at par $125,000 of the securities.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the femtosecond lasers which we purchased. The remaining unpaid balance on this bank loan was $4.0 million on December 31, 2011. The loan agreement contains no financial covenants and is secured by certain medical equipment. Loan repayments decreased approximately $2.6 million in 2011 compared to 2010 due primarily to additional payments of principal with respect to femtosecond lasers that we sold in the prior year.

In March and April 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two. The standardization of our excimer laser platforms reduced equipment and maintenance costs, and allowed us to offer a broad spectrum of treatment options that included a standard treatment, a custom wavefront guided treatment, an optimized treatment and femtosecond technology. As part of the transactions, we disposed of our Bausch & Lomb lasers and related capital lease obligations. We received cash payments from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements. We have deferred these amounts and are recognizing them ratably over the lease terms. We include the unrecognized portion in “Accrued liabilities and other” for the current portion and in “Deferred license fees” for the long-term portion in our Consolidated Balance Sheet at December 31, 2011 and 2010. The AMO laser lease qualified as a capital lease, and the Alcon leaser lease qualified as an operating lease.

We had assets held for sale of $46,000 and $462,000 at December 31, 2011 and 2010, respectively, related to unused lasers and other equipment from our closed vision centers. During 2011, we sold some of our assets held for sale with a combined net book value of $416,000 for total cash proceeds of approximately $917,000, resulting in a gain of approximately $501,000, before tax.

We have not opened any new vision centers in 2011 or 2010. Capital expenditures of $1.5 million in 2011 were up from $878,000 in 2010 as we curtailed new vision center openings and vision center relocations. The following is a list of the vision centers that we closed in the last two fiscal years:

2011	2010
Naperville, IL	San Jose, CA
Savannah, GA
Birmingham, AL
Long Island, NY
Sugarland, TX
Arlington, TX
Buckhead, GA
Raleigh, NC
San Diego, CA

The following table aggregates our obligations and commitments to make future payments under existing contracts at December 31, 2011 (dollars in thousands).

Contractual Obligations (a)(b)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$28,192	$9,391	$11,281	$4,806	$2,714
Long-term debt obligations	4,004	2,978	1,026	—	—
Interest payments relating to long-term debt	143	132	11	—	—
Other obligations	640	275	365	—	—

Total	$32,979	$12,776	$12,683	$4,806	$2,714

(a)	We have excluded contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.
(b)	We also excluded from the table $614,000 of unrecognized tax benefits due to the uncertainty regarding the timing of future potential cash flows.

Critical Accounting Estimates

Note 1 to the Consolidated Financial Statements more fully describes our accounting policies. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial position and results of operations and require management’s most difficult, subjective and complex judgments.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. We derive approximately 6% of our revenues from patients to whom we have provided direct financing. The terms of our direct financing require the patient to pay an up-front fee, which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s checking account over a period of 12 to 36 months. Our direct financing program exposes us to significant credit risks, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies. To ensure that collectability is reasonably assured at the time of the service offering, we actively monitor our bad debt experience and adjust underwriting standards as necessary. In addition to increasing underwriting standards in 2009, which included an increase in the minimum deposits required, we took steps in 2011 and 2010 to continue to improve collection results from internally financed patients through the use of credit scores to qualify patients for appropriate financing options.

Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2011 of $1.7 million against patient receivables of $4.8 million, compared to an allowance of $1.7 million against patient receivables of $4.4 million at December 31, 2010. Our policy is to reserve for all patient receivables that remain open past the financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Any excess in our actual allowance for doubtful account write-offs over our estimated bad debt reserve, would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows. We have established an allowance for doubtful accounts as of December 31, 2011 of $298,000 against other accounts receivables of $2.3 million. At December 31, 2010, there was an allowance for doubtful accounts of $288,000 against other accounts receivables of $2.2 million.

For patients whom we internally finance, we charge interest at market rates. Finance and interest charges on patient receivables were $621,000 in 2011, $740,000 in 2010 and $1.5 million in 2009. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. Our captive insurance company is subject to a number of pending claims. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2011 and 2010, we maintained insurance reserves of $7.2 million and $7.4 million, respectively, which represent primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $951,000 and $976,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2011 and 2010, respectively. The $191,000 decrease in the reserve was driven principally by favorable claim experience and claim payments in 2011, partially offset by reserves for new claims. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $6.0 million.

Our actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2011 could differ from the amounts recorded. We record any adjustment to these estimates in the period determined.

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

The key assumption we used to determine our enhancement accrual is the rate at which enhancements are likely to occur. We determine the rate based on an analysis of historical enhancements performed compared to the original procedure date. An incremental 1.0% change in our enhancement rate would have resulted in an approximate $600,000 change to the enhancement accrual at December 31, 2011.

Impairment of Property and Equipment

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. We write down recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows to fair value, which is generally determined from estimated discounted cash flows for assets held for use. In evaluating the recoverability of our recorded values and property and equipment, we analyzed the future undiscounted net cash flows for each of our laser vision correction centers, the lowest level for which there are identifiable cash flows. We assumed a cash flow period of three years to determine the cash flow forecasts, which is reflective of the remaining useful life of the primary assets within the laser vision correction centers.

During 2011, we recognized $104,000 in impairment charges due to reducing the carrying amount of long-lived assets held for use related to one vision center. Based on current estimates, we believe the carrying amount for remaining property and equipment is recoverable through future undiscounted cash flows. Because of market conditions, it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value or recoverability.

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

We considered all positive and negative evidence in determining whether or not the deferred tax assets are more-likely-than-not to be realized, including the current economic conditions. After considering all of the evidence, we believe that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets. Accordingly, we maintain a valuation allowance against our net deferred tax assets because we believe that it is not more-likely-than-not that our net deferred tax assets will be utilized. The valuation allowance was $23.4 million and $21.1 million at December  31, 2011 and 2010, respectively.

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

Long-term investments include auction rate securities that are currently failing auction. We record these investments at fair value using a trinomial discounted cash flow model. We are divesting all auction rate securities as the market allows. Many of the issuers of the auction rate securities are redeeming their issues so as to reduce the overall interest costs for the issuer. There can be no assurance, however, that the issuers of the auction rate securities we hold will do so in advance of their maturity or the restoration of a regularized auction market. The recent disruptions in the credit and financial markets are having a significant adverse impact to the fair market value of these instruments. At December 31, 2011, the par value of the auction rate securities held by us was $1.1 million and the fair value was $902,000. Continuing uncertainty in the credit markets, lack of liquidity and rising risk of defaults may adversely impact the fair value of these investments in future periods.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk. In addition, because our secured indebtedness bears interest at a fixed rate, we have limited interest-rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 7, 2012

LCA-VISION INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	At December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$18,568	$19,350
Short-term investments	25,311	31,947
Patient receivables, net of allowances of $1,035 and $1,392	2,366	2,256
Other accounts receivable, net	1,974	1,867
Prepaid expenses and other	4,254	5,641

Total current assets	52,473	61,061

Property and equipment	70,760	72,286
Accumulated depreciation and amortization	(60,123)	(57,322)

Property and equipment, net	10,637	14,964

Long-term investments	902	951
Patient receivables, net of allowances of $634 and $330	769	413
Other assets	1,652	3,092

Total assets	$66,433	$80,481

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$8,103	$8,110
Accrued liabilities and other	12,175	11,615
Deferred revenue	2,516	4,376
Debt obligations maturing within one year	2,978	3,039

Total current liabilities	25,772	27,140

Other long-term liabilities	4,443	4,995
Long-term debt obligations, less current portion	1,026	4,245
Long-term insurance reserves, less current portion	6,264	6,430
Deferred license fee	1,703	3,065
Deferred revenue	960	3,476

Stockholders’ Investment
Common stock ($.001 par value; 25,291,637 shares issued and 18,858,147 and 18,711,365 shares outstanding, respectively)	25	25
Contributed capital	177,287	175,610
Common stock in treasury, at cost (6,433,490 shares and 6,580,272 shares, respectively)	(112,910)	(114,033)
Retained deficit	(38,720)	(31,134)
Accumulated other comprehensive income	583	662

Total stockholders’ investment	26,265	31,130

Total liabilities and stockholders’ investment	$66,433	$80,481

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Revenues	$102,983	$99,825	$129,213

Operating costs and expenses
Medical professional and license fees	24,628	24,161	28,746
Direct costs of services	43,048	46,631	63,579
General and administrative	13,942	13,956	16,501
Marketing and advertising	22,678	24,114	33,784
Depreciation	5,703	9,408	14,198
Consent revocation solicitation	—	—	780
Impairment and restructuring charges	140	5,484	8,110

	110,139	123,754	165,698
Gain on sale of assets	618	1,962	385

Operating loss	(6,538)	(21,967)	(36,100)

Net investment income and other	470	1,433	1,907

Loss before income taxes	(6,068)	(20,534)	(34,193)

Income tax expense (benefit)	130	43	(949)

Net loss	$(6,198)	$(20,577)	$(33,244)

Loss per common share
Basic	$(0.33)	$(1.10)	$(1.79)
Diluted	$(0.33)	$(1.10)	$(1.79)

Dividends declared per share	$—	$—	$—

Weighted average shares outstanding
Basic	18,811	18,680	18,594
Diluted	18,811	18,680	18,594

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net loss	$(6,198)	$(20,577)	$(33,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,703	9,408	14,198
Provision for loss on doubtful accounts	746	1,061	3,320
Gain on investments	(42)	(943)	(48)
Impairment charges	104	1,694	5,414
Gain on sale of property and equipment	(618)	(1,962)	(385)
Deferred income taxes	—	393	10,943
Stock-based compensation	1,676	1,272	790
Insurance reserves	(191)	(1,748)	(335)
Changes in operating assets and liabilities:
Patient accounts receivable	(1,128)	1,975	3,587
Other accounts receivable	(397)	(106)	(103)
Prepaid income taxes	432	11,563	(3,313)
Prepaid expenses and other	352	1,548	773
Accounts payable	(7)	1,643	(1,562)
Deferred revenue, net of professional fees	(3,938)	(5,536)	(8,196)
Accrued liabilities and other	5	1,673	9,049

Net cash (used in) provided by operations	(3,501)	1,358	888

Cash flows from investing activities:
Purchases of property and equipment	(1,509)	(878)	(240)
Proceeds from sale of assets	1,400	2,829	466
Purchases of investment securities	(166,968)	(404,339)	(327,367)
Proceeds from sale of investment securities	173,430	401,714	333,438
Other, net	—	(35)	99

Net cash provided by (used in) investing activities	6,353	(709)	6,396

Cash flows from financing activities:
Principal payments of capital lease obligations and loan	(3,280)	(5,859)	(7,962)
Shares repurchased for treasury stock	(288)	(193)	(36)
Proceeds from exercise of stock options	24	13	18

Net cash used in financing activities	(3,544)	(6,039)	(7,980)

Net effect of exchange rate changes on cash and cash equivalents	(90)	211	584

Decrease in cash and cash equivalents	(782)	(5,179)	(112)

Cash and cash equivalents at beginning of year	19,350	24,529	24,641

Cash and cash equivalents at end of year	$18,568	$19,350	$24,529

Cash paid or received during the year for:
Interest	$529	$620	$873
Income taxes refunded	499	12,086	8,612
Income taxes paid	64	125	299

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(Dollars in thousands)

	Years Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	25,291,637	$25	25,287,387	$25	25,199,734	$25
Employee stock plans	—	—	4,250	—	87,653	—

Balance at end of year	25,291,637	$25	25,291,637	$25	25,287,387	$25

Common Stock in Treasury
Balance at beginning of year	(6,580,272)	$(114,033)	(6,668,202)	$(114,668)	(6,646,749)	$(114,632)
Shares repurchased	(34,817)	(265)	(22,055)	(193)	(21,453)	(36)
Employee stock plans	181,599	1,388	109,985	828	—	—

Balance at end of year	(6,433,490)	$(112,910)	(6,580,272)	$(114,033)	(6,668,202)	$(114,668)

Contributed Capital
Balance at beginning of year		$175,610		$174,325		$174,206
Employee stock plans		1		13		18
Stock based compensation		1,676		1,272		790
Deferred tax expense of disqualified stock options		—		—		(689)

Balance at end of year		$177,287		$175,610		$174,325

Retained (Deficit) Earnings
Balance at beginning of year		$(31,134)		$(9,729)		$23,515
Net loss		(6,198)		(20,577)		(33,244)
Treasury stock changes		(1,388)		(828)		—

Balance at end of year		$(38,720)		$(31,134)		$(9,729)

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year		$662		$1,074		$(129)
Foreign currency translation adjustments		(90)		214		631
Unrealized investment gain (loss)		11		(626)		572

Balance at end of year		$583		$662		$1,074

Total Stockholders’ Investment		$26,265		$31,130		$51,027

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

As of December 31, 2011, we operated 53 LasikPlus® fixed-site laser vision correction centers in the United States. Included in the number are two vision centers licensed to ophthalmologists to operate using our trademarks. Due to the nature of our operations and organization, we operate in only one business segment.

During the third quarter of 2011 we began offering cataract and premium intraocular lens services in two of our LasikPlus® markets under our new Visium Eye Institute™ brand, as well as expansion into intracollamer lens surgery in one market. Our cataract services were not significant in 2011 and we do not anticipate our cataract services will represent a significant portion of our operations in 2012.

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

Investments

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Consolidated Statements of Operations. We also include in net investment income and other, realized gains and losses on sales of securities and declines in value of securities determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income and other.

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Bad debt expense was $746,000, or 0.7% of revenues for 2011, $1.1 million, or 1.1% of revenues for 2010, and $3.3 million, or 2.6% of revenues, for 2009.

For patients whom we internally finance with an initial term greater than 12 months, we charge interest at market rates. Finance and interest charges on patient receivables were $621,000 in 2011, $740,000 in 2010 and $1.5 million in 2009. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations.

We maintained an allowance for doubtful accounts for our other accounts receivable of $298,000 at December 31, 2011 and $289,000 at December 31, 2010. During the period ended December 31, 2011, we wrote off $851,000 of receivables against the allowance for doubtful accounts and recovered $137,000 in receivables previously written off. During the prior period, we wrote off $1.5 million of receivables against the allowance for doubtful accounts and recovered $142,000 in receivables previously written off.

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

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Recoverability of long-lived assets is assessed by comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows. During 2011, we recognized fixed asset impairment charges of $104,000 for certain assets held for use in a laser vision correction center, compared with $164,000 in 2010. In 2009, we did not record any impairment on vision center assets held for use. We also incurred additional impairment charges of $1.5 million and $5.4 million in 2010 and 2009, respectively, primarily as a result of our decision to close under-performing vision centers. The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows. We will continue to incur cash expenditures related to these vision centers in the form of future facility lease payments, femtosecond laser lease payments and costs associated with post-operative care and post-surgical enhancements. For vision centers where we will license an ophthalmologist to operate using our trademarks, we will generate future cash in-flows in the form of license fees.

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

We record the post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance. As of December 31, 2011 and 2010, we maintained an enhancement accrual of $3.4 million and $3.1 million, respectively. The long-term portion of the enhancement accrual of $2.1 million and $1.6 million as of December 31, 2011 and 2010, respectively, is recorded as a component of “Other long-term liabilities” on the Consolidated Balance Sheets.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our doctors, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2011 and 2010, we maintained insurance reserves of $7.2 million and $7.4 million, respectively, which represent primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $951,000 and $976,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2011 and 2010, respectively. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $6.0 million.

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

The following is a reconciliation of basic and diluted loss per share (in thousands, except per share data).

	Years Ended December 31,
	2011	2010	2009
Basic Loss
Net loss	$(6,198)	$(20,577)	$(33,244)
Weighted average common shares outstanding	18,811	18,680	18,594
Basic loss per share	$(0.33)	$(1.10)	$(1.79)

Diluted Loss
Net loss	$(6,198)	$(20,577)	$(33,244)
Weighted average common shares outstanding	18,811	18,680	18,594
Effect of dilutive securities
Stock options	—	—	—
Restricted stock	—	—	—

Weighted average common shares outstanding and potential dilutive shares	18,811	18,680	18,594
Diluted loss per share	$(0.33)	$(1.10)	$(1.79)

For 2011, 2010 and 2009, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net loss.

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

Marketing and Advertising Expenditures

We expense marketing and advertising costs as incurred, except for the costs associated with direct mail. Direct mail costs include printing mailers for future use, purchasing mailing lists of potential patients and postage cost. We expense printing and postage costs as the items are mailed.

Stock-Based Compensation

We account for stock-based payment transactions in which we receive employee services in exchange for (a) our stock or (b) liabilities that are based on the fair value of our stock or that may be settled by the issuance of our stock. Stock-based compensation cost for restricted stock units (“RSUs”) are measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. We recognize stock-based compensation cost as expense for these awards ratably on a straight-line basis over the requisite service period. We also grant awards that are tied to the achievement of certain financial targets and stock-performance criteria. These awards are granted annually and cover a three-year performance cycle. Performance measures used to determine the actual number of shares issuable upon vesting include a weighting of revenue and operating income targets and our total shareholder return (“TSR”) performance. TSR is considered a market condition while the revenue and operating income targets are considered a performance condition under applicable U.S. GAAP. The fair value of the revenue and operating income target portion of the performance share awards is equal to the fair market value of our common stock on the date of the grant. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied. The fair value of the TSR portion of the performance share awards is calculated using a Monte Carlo simulation valuation model. Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Employee Benefits.”

Geographic Information

We have no operations or assets in any countries other than the U.S. and Canada. No single customer represented more than 10% of revenues in 2011, 2010, or 2009. Information about our domestic and international operations is as follows (dollars in thousands):

	Revenues from External Customers			Net Assets		Property and Equipment
	2011	2010	2009	2011	2010	2011	2010
United States	$102,983	$99,825	$129,213	$21,766	$26,566	$10,637	$14,964
Canada	—	—	—	4,499	4,564	—	—

	$102,983	$99,825	$129,213	$26,265	$31,130	$10,637	$14,964

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income, would need to be displayed. The new guidance is effective beginning with the filing of our Form 10-Q for the three months ending March 31, 2012, with retrospective application required. As the new guidance affects only the presentation of other comprehensive income, it will not have a material impact on our results of operations, financial condition, or cash flows.

Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2011 through the date we issued these Consolidated Financial Statements.

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

Share Repurchase Programs

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to an additional $50.0 million of our common stock. Through December 31, 2008, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10.0 million. We have not purchased any shares of our common stock under this program since 2008. At December 31, 2011, we held 6.4 million shares of our common stock in treasury.

Dividend

No dividends have been paid since 2008.

3. Investments

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$11,260	$—	$(1)	$11,259
U.S. Government notes	14,049	7	(4)	14,052
Auction rate municipal securities	893	9	—	902

Total investments	$26,202	$16	$(5)	$26,213

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$16,445	$1	$—	$16,446
U.S. Government notes	13,632	—	(30)	13,602
Municipal securities	1,006	2	—	1,008
Auction rate municipal securities	924	27	—	951
Auction rate preferred securities	891	—	—	891

Total investments	$32,898	$30	$(30)	$32,898

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2011		As of December 31, 2010
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$3,810	$(1)	$—	$—
U.S. Government notes	6,758	(4)	12,225	(30)

	$10,568	$(5)	$12,225	$(30)

There were no investments that were in an unrealized loss position for greater than 12 months at December 31, 2011 or 2010.

We realized gains of $52,000 and no losses on sales of our marketable securities during the year ended December 31, 2011. We had realized gains of $1.1 million and losses of $51,000 and gains of $413,000 and no realized losses on the sale of marketable securities during the years ended December 31, 2010 and 2009, respectively.

We recognized $10,000 of other-than-temporary impairments to certain of our auction rate securities in 2011 and $86,000 in 2010. The auction rate securities impaired in 2010 were redeemed in January 2011 at 81% of their par value. Given the duration and extent of the decline in fair values associated with our equity securities (comprised primarily of various equity mutual funds), and auction rate securities, we recognized an other-than-temporary impairment of $365,000, before tax, during the year ended December 31, 2009. We sold these equity securities in April 2010. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

The net carrying value and estimated fair value of debt and equity securities available for sale at December 31, 2011, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,309	$25,311
Due after one year through three years	—	—
Due after three years	893	902

Total debt securities	$26,202	$26,213

Auction Rate Securities

At December 31, 2011 and 2010, we held various auction rate securities with par values of $1.1 million and $2.2 million, respectively. The assets underlying the auction rate instruments were primarily municipal bonds and preferred closed end funds. Maturity dates for our auction rate securities range from 2030 to 2036. Since 2008, $16.6 million of the related securities were called at par by their issuers, including $25,000 in 2011 and $125,000 in auction rate securities redeemed in 2010. In 2011, we redeemed auction rate preferred securities with a par value of $1.1 million for $891,000.

At December 31, 2011, there was insufficient observable auction rate market information available to determine the fair value of most of our auction rate security investments. Therefore, we estimated fair value using a trinomial discount model employing assumptions that market participants would use in their estimates of fair value. Certain of these assumptions included financial standing of the issuer, final stated maturities, estimates of the probability of the issue being called prior to final maturity, estimates of the probability of defaults and recoveries, expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount due to extended redemption periods.

As a result of the failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed subsequent to December 31, 2011, as long-term.

4. Debt

In April 2008, we entered into a bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provides for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contains no financial covenants. The bank loan is secured by certain medical equipment. We held $4.0 million and $7.3 million in total debt obligations related to this bank loan at December 31, 2011 and 2010, respectively. Of the total debt obligation at December 31, 2011, $3.0 million is due during 2012 with the remaining portion due in 2013.

The estimated fair value of our long-term debt obligation is $4.0 million based on the present values of the underlying cash flows, using a discount factor of 5.16%.

5. Fair Value Measurements

U.S. GAAP establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1:	Quoted prices for identical assets or liabilities in active markets at the measurement date

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data at the measurement date

Level 3:	Unobservable inputs reflecting management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date

When applying the fair value principles in valuation of assets and liabilities, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Description	Level 1		Level 2		Level 3		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Assets:
Cash and cash equivalents	$18,568	$19,350	$—	$—	$—	$—	$18,568	$19,350
Investments	—	891	25,311	31,056	902	951	26,213	32,898

Total assets at fair value	$18,568	$20,241	$25,311	$31,056	$902	$951	$44,781	$52,248

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various stock and bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate investment instruments are classified in Level 3 because they are valued using a trinomial discounted cash flow model (see Note 3).

There were no transfers between Level 1 and Level 2 measurements in 2011 or 2010. The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) during 2011 and 2010 (dollars in thousands).

	Years Ended December 31,
Description	2011	2010
Balance as of January 1	$951	$2,090
Assets acquired	—	—
Assets sold or redeemed	(25)	(125)
Transfers out of Level 3	—	(977)
(Losses) gains included in earnings	(6)	17
Losses included in other comprehensive loss	(18)	(54)

Balance as of December 31	$902	$951

6. Assets Held for Sale

We had assets held for sale of $46,000 and $462,000 at December 31, 2011 and 2010, respectively, comprised of excimer and femtosecond lasers. Assets held for sale are recorded as a component of “Prepaid expenses and other” on the Consolidated Balance Sheets. In January 2012, we disposed of remaining assets held for sale as of December 31, 2011 at a gain of $44,000. During 2011, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $416,000 for total cash proceeds of approximately $917,000, resulting in a gain of approximately $501,000, before tax. During 2010, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $743,000 for total cash proceeds of approximately $1.5 million and notes receivable of $835,000, resulting in a gain of approximately $1.6 million, before tax. We measured assets held for sale at December 31, 2011 and 2010 at the lower of cost or fair value less cost to sell. We based the fair value and cost to sell estimates on corroborative market data, which is a Level 2 input under U.S. GAAP.

7. Income Taxes

The following table presents the components of income tax expense (benefit) (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax expense (benefit):
Federal	$26	$(463)	$(11,679)
U.S. State and local	104	113	(213)

Total current	130	(350)	(11,892)

Deferred tax expense (benefit):
Federal	$—	$418	$9,356
U.S. State and local	—	(25)	1,587

Total deferred	—	393	10,943

Total income tax expense (benefit)	$130	$43	$(949)

The following table presents loss before income taxes (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(6,092)	$(20,546)	$(34,184)
Canada	24	12	(9)

Total	$(6,068)	$(20,534)	$(34,193)

The following table reconciles the U.S. statutory federal income tax rate and the tax (benefit) expense shown in our Consolidated Statements of Operations (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Tax at statutory U.S. federal income tax rate of 35%	$(2,124)	$(7,187)	$(11,968)
State and local income taxes, net of federal benefit	(148)	(699)	(1,286)
Permanent differences	171	19	69
Other	(56)	136	52
Valuation allowance	2,287	7,774	12,184

Income tax expense (benefit)	$130	$43	$(949)

We have made no provision for U.S. income taxes on undistributed earnings of approximately $4.6 million from our Canadian subsidiary because it is our intention to reinvest those earnings in that operation. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. The amount of additional tax that might be payable upon repatriation of these foreign earnings is approximately $331,000.

U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more-likely-than-not that the deferred tax asset will not be realized. Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies.

In 2009, we considered all positive and negative evidence in determining whether or not the net deferred tax assets were more-likely-than-not to be realized, including the current economic conditions and our 2010 operating projections completed during 2009. After considering all of the evidence, we concluded that reliance on future projections of income was no longer sufficient to support realization of our deferred tax assets. Accordingly, in 2009 we established a valuation allowance against all of our net deferred tax assets in the amount of $12.2 million as we believed it was not more-likely-than-not that our net deferred tax assets would be utilized. After undertaking a similar analysis again in 2010 and 2011, we still believe that we cannot support the realization of our deferred tax assets.

As of December 31, 2011, we had net operating loss carryforwards for federal and state income taxes of approximately $29.6 million and $60.2 million, respectively, which will be available to offset future taxable income. Approximately $8.6 million of state net operating loss is subject to an annual IRC Section 382 limitation of $5.3 million. If not used, these carryforwards will expire between 2013 and 2031. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ investment.

Deferred taxes arise because of temporary differences in the book and tax basis of certain assets and liabilities. The following table shows the significant components of our deferred taxes (dollars in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Deferred revenue	$1,217	$2,749
Allowance for doubtful accounts	765	782
Accrued enhancement expense	1,349	1,219
Insurance reserves	1,281	1,292
Deferred lease credits	441	473
Share-based compensation	929	737
Vendor rebates	1,192	1,722
Investments	72	152
Property and equipment	778	453
Net operating and capital loss carryforward	13,749	9,395
Other	2,245	2,658
Valuation allowance	(23,405)	(21,118)

Total deferred tax assets	$613	$514

Deferred tax liabilities:
Deferred lease incentives	$486	$424
Prepaid service	124	83
Other	3	7

Total deferred tax liabilities	$613	$514

Net deferred tax assets	$—	$—

Changes in unrecognized tax benefits were as follows (dollars in thousands):

	2011	2010
Balance, beginning of year	$539	$555
Additions based on tax positions related to the current year	50	—
Additions for tax positions of prior years	49	32
Reductions for tax positions of prior years	—	—
Reductions due to statute expiration	(24)	(20)
Settlements	—	(28)

Balance, end of year	$614	$539

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $614,000. It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements. We record unrecognized tax benefits as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. During the year ended December 31, 2011, we recognized tax expense of approximately $26,000 in interest and penalties. We have accrued approximately $171,000 and $145,000 in interest and penalties related to unrecognized tax benefits as of December 31, 2011 and 2010, respectively, recorded as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With the exception of our 2008 federal income tax return which was audited without adjustment, we are subject to audit by taxing authorities for fiscal years ending after 2007. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing. In January 2011, the Internal Revenue Service initiated a review of the 2009 tax year, which is now complete, and the Joint Committee on Taxation has accepted our 2009 tax return.

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

The following table displays our aggregate minimal rental commitments, net of guaranteed sub-lease income under noncancellable leases for the periods shown (dollars in thousands):

Year	Operating Lease Obligations
2012	$9,391
2013	7,357
2014	3,924
2015	2,598
2016	2,208
Beyond 2016	2,714

Total minimum rental commitment	$28,192

Total rent expense under operating leases amounted to $6.7 million in 2011, $8.1 million in 2010 and $11.5 million in 2009.

In 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms and reduce the number of platforms at each of our vision centers from three to two. The standardization of our excimer laser platforms reduced equipment and maintenance costs, while allowing us to offer a broad spectrum of treatment options that include a standard treatment, a custom wavefront treatment, an optimized treatment and femtosecond technology. As part of the transactions, we disposed of our Bausch & Lomb lasers and related capital lease obligations. We received cash payments from the lessors that may be partially refundable if we do not perform a minimum number of procedures over the term of the agreements. We have deferred these amounts and are recognizing them ratably over the lease term. We included the unrecognized portion in “Deferred license fee” in our Consolidated Balance Sheets at December 31, 2011 and 2010.

The AMO laser lease qualified as a capital lease, and the Alcon laser lease qualified as an operating lease. However, at December 31, 2011, we did not hold any lasers under the capital lease arrangement with AMO.

9. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We have not made any employer contributions since 2008.

Stock Incentive Plans

We have five stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), the 2006 Stock Incentive Plan (“2006 Plan”) and the 2011 Stock Incentive Plan (“2011 Plan”). With the adoption of the 2011 Plan, we froze all prior plans, and we have not made any new grants from prior plans. Under the stock incentive plans, at December 31, 2011, we reserved approximately 796,000 shares of our common stock for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 20,000 shares under the 1995 Plan, 124,000 shares under the 1998 Plan, 60,000 shares under the 2001 Plan, 546,000 shares under the 2006 Plan and 46,000 shares under the 2011 Plan. At December 31, 2011, a total of 1.5 million shares were available for future awards under the 2011 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

The 2011 Plan permits us to issue incentive or non-qualified stock options to purchase shares of common stock, stock appreciation rights, restricted and unrestricted stock awards, performance awards, and cash awards to employees and non-employee directors.

The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax benefits are as follows (dollars in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options	$71	$36	$18
Restricted stock	1,605	1,236	772

	$1,676	$1,272	$790

Income tax benefit	$650	$491	$325

Stock Options

Our stock incentive plans permit certain employees to receive grants of fixed-price stock options. The option price is equal to the fair value of a share of the underlying stock at the date of grant. Option terms are generally 10 years, with options generally becoming exercisable between one and five years from the date of grant.

We estimated the fair value of each stock option on the date of the grant using a Black-Scholes option pricing model that used assumptions noted below. We based expected volatility on a blend of implied and historical volatility of our common stock. We used historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. We based the risk-free rate on the U.S. Treasury yield curve in effect at the date of grant. We based the expected life of the options on historical data and it is not necessarily indicative of exercise patterns that may occur. The dividend yield reflected the assumption that the current dividend payout in effect at the time of grant.

We granted stock options of 14,704 shares of our common stock for 2009. No stock options were issued in 2011 or 2010. We estimated the fair value of each common stock option granted during 2009 using the following weighted-average assumptions:

2009
Dividend yield	0%
Expected volatility	92%
Risk-free interest rate	0.97%
Expected lives (in years)	0

The following table summarizes the status of options granted under the stock incentive plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	478,194	$19.13
Granted	14,704	6.43
Exercised	(3,187)	3.55
Cancelled/forfeited	(139,985)	16.87

Outstanding at December 31, 2009	349,726	19.64
Granted	—	—
Exercised	(3,750)	3.55
Cancelled/forfeited	(88,260)	25.08

Outstanding at December 31, 2010	257,716	18.01
Granted	—	—
Exercised	(6,375)	3.63
Cancelled/forfeited	(7,629)	22.43

Outstanding at December 31, 2011	243,712	18.25

Options exercisable, December 31, 2011	227,696	$18.58
Options expected to vest, December 31, 2011	243,155	18.26

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2011, 2010 and 2009 was approximately $24,000, $17,000 and $9,000, respectively. As of December 31, 2011, outstanding stock options, options vested and expected to vest, and options exercisable had no intrinsic value because the exercise price was greater than the stock price.

We received approximately $24,000 for 2011, $13,000 for 2010 and $18,000 for 2009 in cash from option exercises under all share-based payment arrangements. We recognized actual tax expense for the tax deductions from option exercises under all share-based payment arrangements for 2011, 2010 and 2009 of approximately $81,000, $153,000 and $592,000, respectively. U.S. GAAP requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.

At December 31, 2011, there was $65,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. We expect to recognize this cost over a weighted-average period of approximately 1.17 years.

The following table summarizes information about the stock options granted under the stock incentive plans that were outstanding at December 31, 2011:

			Stock Options Outstanding			Stock Options Exercisable
	Range of exercise prices		Number outstanding as of December 31, 2011	Weighted- average remaining contractual term	Weighted- average exercise price	Number exercisable as of December 31, 2011	Weighted- average exercise price
	$3.55	$5.92	28,590	1.26	$5.52	28,590	$5.52
	10.65	11.84	26,250	1.88	11.50	26,250	11.50
	12.19	12.19	34,401	1.94	12.19	34,401	12.19
	12.94	14.28	40,044	6.22	13.56	24,028	13.56
	14.31	22.38	26,751	2.79	17.97	26,751	17.97
	22.81	22.81	7,500	3.05	22.81	7,500	22.81
	27.05	27.05	61,342	3.15	27.05	61,342	27.05
	28.59	37.72	13,334	3.59	35.26	13,334	35.26
	42.56	42.56	500	3.62	42.56	500	42.56
	44.60	44.60	5,000	3.56	44.60	5,000	44.60

Cumulative	$3.55	$44.60	243,712	3.12	$18.25	227,696	$18.58

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

We granted 334,485 restricted stock awards to employees and non-employee directors during 2011, of which 119,805 related to performance-based restricted stock units (“PRSUs”). We did not grant any restricted stock awards prior to January 1, 2006. We expense the fair value of the time-based awards at the grant date over the applicable vesting periods. We recognize stock-based compensation associated with all non-market-condition PRSUs, if it is probable that the performance condition will be satisfied. For market-condition PRSUs, we recognize expense whether the market condition is satisfied or not. We recognize the stock-based compensation expense for PRSUs over the requisite service period for each vesting tranche. Actual payment under the PRSUs granted in 2011 was dependent upon achievement of various financial targets and total stockholder return goals. Some of the various financial targets were achieved at December 31, 2011. The total stockholder return goal was not met. Actual payment under the PRSUs granted in 2010 were dependent upon achievement of certain cash flow goals which were achieved at December 31, 2010. No PRSUs were granted in 2009.

The following table summarizes the restricted stock award activity for the years ended December 31, 2011, 2010 and 2009:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2009	98,395	$27.86
Granted	253,319	3.47
Released	(75,901)	22.87
Forfeited	(49,110)	8.81

Outstanding at December 31, 2009	226,703	6.40
Granted	411,130	8.60
Released	(110,485)	9.31
Forfeited	(73,773)	6.49

Outstanding at December 31, 2010	453,575	7.67
Granted	334,485	5.73
Released	(181,599)	6.51
Forfeited	(54,487)	7.44

Outstanding at December 31, 2011	551,974	6.90

As of December 31, 2011, there was $1.9 million of total unrecognized pre-tax compensation cost related to non-vested restricted stock. We expect this cost to be recognized over a weighted-average period of approximately 1.54 years. The aggregate intrinsic value of RSUs and PRSUs outstanding at December 31, 2011 was $1.6 million.

10. Restructuring Charges

Restructuring charges in 2011 were $36,000, comprised primarily of adjustments to previous estimates for laser contract termination costs for previously closed vision centers, and additional severance costs. The restructuring charges in 2010 were principally the result of vision center closures and an 8% reduction in our workforce as part of our efforts to reduce costs and increase operational efficiencies.

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

Under all previous restructuring plans, the fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring liability activities (dollars in thousands):

	Employee Separation		Contract Termination
	Employees	Dollars	Costs	Total
Balance at January 1, 2009		$—	$474	$474
Liabilities recognized	108	922	1,774	2,696
Utilized		(685)	(1,156)	(1,841)

Balance at December 31, 2009		237	1,092	1,329
Liabilities recognized	30	195	3,595	3,790
Utilized		(325)	(1,046)	(1,371)

Balance at December 31, 2010		107	3,641	3,748
Liabilities recognized	2	26	10	36
Utilized		(113)	(1,353)	(1,466)

Balance at December 31, 2011		$20	$2,298	$2,318

At December 31, 2011 and 2010, we included current restructuring reserves of $1.3 million and $1.6 million, respectively, in “Accrued liabilities and other” in the Consolidated Balance Sheets. Long-term restructuring reserves, comprised of contract termination costs, were $1.0 million and $2.1 million at December 31, 2011 and 2010, respectively, and were included in “Other long-term liabilities.”

11. Commitments and Contingencies

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claims and expense payments of approximately $6.0 million have been disbursed.

Our actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2011 could differ from the amounts recorded. We record any adjustment to these estimates in the period determined.

We maintained insurance reserves of $7.2 million and $7.4 million at December 31, 2011 and 2010, respectively, of which $951,000 and $976,000 have been classified as current within the caption “Accrued liabilities and other” in the Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.6 million to $12.0 million at December 31, 2011.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse affect on our business, financial condition, results of operations and cash flows.

12. Additional Financial Information

The tables below provide additional financial information related to our Consolidated Financial Statements (all dollars in thousands):

	At December 31,
Balance Sheet Information	2011	2010
Property and equipment
Land	$354	$354
Building and improvements	5,815	5,815
Leasehold improvements	17,283	17,781
Furniture and fixtures	4,114	4,075
Equipment	42,869	43,580

	70,435	71,605
Accumulated depreciation	(60,123)	(57,322)
Construction in progress	325	681

	$10,637	$14,964

	At December 31,
	2011	2010
Accrued liabilities and other
Accrued enhancement expense—current	$1,343	$1,508
Accrued payroll and related benefits	2,472	2,063
Restructuring reserve—current	1,297	1,659
Deferred license fees	1,362	1,362
Marketing accrual	2,102	921
Miscellaneous and other expenses accrued at year-end	3,599	4,102

	$12,175	$11,615

	December 31,
	2011	2010
Accumulated other comprehensive income
Unrealized investment gain	$11	$—
Foreign currency translation	572	662

Accumulated other comprehensive income	$583	$662

	For the Year Ended December 31,
Income Statement Information	2011	2010	2009
The components of net investment income and other
Interest income	$765	$1,066	$2,610
Interest expense	(378)	(601)	(873)
Other-than-temporary impairment on securities	(10)	(86)	(365)
Realized gains on investments	52	1,080	413
Realized losses on investments	—	(51)	—
Equity in earnings of unconsolidated affiliates	41	25	122

Net investment income and other	$470	$1,433	$1,907

	For the Year Ended December 31,
Other Comprehensive Loss Information	2011	2010	2009
Comprehensive loss
Net loss	$(6,198)	$(20,577)	$(33,244)
Unrealized investment gain (loss)	11	(626)	572
Foreign currency translation adjustments	(90)	214	631

Total other comprehensive loss	$(6,277)	$(20,989)	$(32,041)

13. Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2011 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$32,282	$24,416	$21,790	$24,495	$34,013	$26,290	$20,263	$19,259
Operating income (loss)	1,980	(2,767)	(4,102)	(1,649)	(681)	(5,396)	(8,504)	(7,384)
Income (loss) before income taxes	2,060	(2,690)	(3,768)	(1,670)	(505)	(4,251)	(8,401)	(7,377)
Net income (loss)	2,019	(2,765)	(3,800)	(1,652)	(564)	(4,287)	(8,440)	(7,286)
Loss per share
Basic and Diluted	$0.11	$(0.15)	$(0.20)	$(0.09)	$(0.03)	$(0.23)	$(0.45)	$(0.39)

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated by our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2011, our management, with the participation of our Chief Operating Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, our Chief Operating Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on the criteria described above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2011 of LCA-Vision Inc., and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 7, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” and “Information about the Board of Directors and its Committees” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders.

The complete mailing address of each director is c/o LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, OH 45236.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	795,686	$18.25	1,528,260
Equity compensation plans not approved by security holders	—	—	—
Total	795,686	$18.25	1,528,260

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference, if any, from “Information about the Board of Directors and its Committees” and “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2012 Annual Meeting of Stockholders.

Item  14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated from “Ratification of Appointment of Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1)  List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Investment for years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

(a)(2)  List of Schedules

Schedule II Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

LCA-Vision Inc.

For the years ended December 31, 2011, 2010 and 2009

(dollars in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$2,010	$746	$789	$1,967
Insurance reserves	7,406	854	1,045	7,215
Valuation allowance deferred tax assets	21,118	2,287	—	23,405

Year ended December 31, 2010
Allowance for doubtful accounts	$2,319	$1,061	$1,370	$2,010
Insurance reserves	9,154	679	2,427	7,406
Valuation allowance deferred tax assets	13,344	7,774	—	21,118

Year ended December 31, 2009
Allowance for doubtful accounts	$3,127	$3,320	$4,128	$2,319
Insurance reserves	9,489	863	1,198	9,154
Valuation allowance deferred tax assets	1,160	12,184	—	13,344

(a)(3)  List of Exhibits

Exhibit #	Description of Exhibit

*3.1	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

*3.2	Amended Bylaws of Registrant (Exhibit 3(b) to Current Report on Form 8-K filed January 6, 2009)

*10.1	Loan and Security Agreement between the Registrant and PNC Equipment Finance, LLC dated April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)

Executive Compensation Plans and Arrangements

*10.2	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)

*10.3	LCA-Vision Inc. 2011 Stock Incentive Plan (definitive Proxy Statement for 2011 Annual Meeting of Stockholders, filed April 16, 2011)

*10.4	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)

*10.5	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)

*10.6	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)

*10.7	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)

*10.8	Form of Indemnification Agreement between the Registrant and its directors (Exhibit 10.1 to Current Report on Form 10-K filed July 24, 2008)

*10.9	Form of Agreement between the Registrant and certain of its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008)

*10.10	Employment Agreement between LCA-Vision Inc. and Rhonda Sebastian dated September 8, 2009 (Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 27, 2009)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of March, 2012.

LCA-Vision Inc.

By: /s/ David L. Thomas

David L. Thomas

Chief Operating Officer

By: /s/ Michael J. Celebrezze

Michael J. Celebrezze

Senior Vice President of Finance,

Chief Financial Officer and Treasurer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of David L. Thomas and Michael J. Celebrezze his true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2011, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 7th day of March, 2012

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