Form 10-Q
period 2012-03-31
LCA VISION INC
filed 2012-04-26
CIK 1003130

U.S.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,972,134 shares as of April 19, 2012.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$22,914	$18,568
Short-term investments	24,520	25,311
Patient receivables, net of allowances of $1,002 and $1,035	2,895	2,366
Other accounts receivable, net	2,945	1,974
Prepaid expenses and other	3,714	4,254

Total current assets	56,988	52,473

Property and equipment, net	9,389	10,637
Long-term investments	882	902
Patient receivables, net of allowances of $719 and $634	1,099	769
Other assets	1,349	1,652

Total assets	$69,707	$66,433

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$9,534	$8,103
Accrued liabilities and other	12,129	12,175
Deferred revenue	2,064	2,516
Debt obligations maturing within one year	3,015	2,978

Total current liabilities	26,742	25,772

Long-term insurance reserves, less current portion	6,183	6,264
Long-term debt obligations, less current portion	258	1,026
Other long-term liabilities	6,124	7,106

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 18,972,134 and 18,858,147 shares outstanding, respectively)	25	25
Contributed capital	177,790	177,287
Common stock in treasury, at cost (6,319,503 shares and 6,433,490 shares, respectively)	(112,047)	(112,910)
Accumulated deficit	(36,041)	(38,720)
Accumulated other comprehensive income	673	583

Total stockholders’ investment	30,400	26,265

Total liabilities and stockholders’ investment	$69,707	$66,433

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,
	2012	2011
Revenues	$36,138	$32,282

Operating costs and expenses
Medical professional and license fees	8,682	7,983
Direct costs of services	11,911	11,020
General and administrative expenses	3,706	3,456
Marketing and advertising	6,851	6,496
Depreciation	1,312	1,454
Restructuring charges	—	56

	32,462	30,465
Gain on sale of assets	78	163

Operating income	3,754	1,980

Net investment income and other	116	80

Income before taxes	3,870	2,060

Income tax expense	24	41

Net income	$3,846	$2,019

Earnings per common share
Basic	$0.20	$0.11
Diluted	$0.20	$0.11

Weighted average shares outstanding
Basic	18,895	18,743
Diluted	19,090	18,884

Comprehensive income	$3,936	$2,158

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,846	$2,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,312	1,454
Provision for loss on doubtful accounts	243	155
Loss (gain) on sale of investments, net	8	(10)
Gain on sale of property and equipment	(78)	(163)
Stock-based compensation	504	375
Insurance reserves	(93)	(205)
Changes in operating assets and liabilities:
Patient accounts receivable	(1,097)	(290)
Other accounts receivable	(975)	(370)
Prepaid expenses and other	449	1,406
Accounts payable	1,431	535
Deferred revenue, net of professional fees	(738)	(1,142)
Accrued liabilities and other	(319)	1,051

Net cash provided by operations	4,493	4,815

Cash flows from investing activities:
Purchases of property and equipment	(67)	(634)
Proceeds from sale of assets	127	570
Purchases of investment securities	(32,203)	(40,061)
Proceeds from sale of investment securities	32,929	42,267
Other, net	—	8

Net cash provided by investing activities	786	2,150

Cash flows from financing activities:
Principal payments of loan	(731)	(979)
Shares repurchased for treasury stock	(357)	(288)
Proceeds from exercise of stock options	52	23

Net cash used in financing activities	(1,036)	(1,244)

Net effect of exchange rate changes on cash and cash equivalents	103	131

Increase in cash and cash equivalents	4,346	5,852

Cash and cash equivalents at beginning of period	18,568	19,350

Cash and cash equivalents at end of period	$22,914	$25,202

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Accounting Policies

Description of Business

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use two suppliers for fixed-site excimer lasers: Abbott Medical Optics and Alcon, Inc. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called Laser-Assisted In Situ Keratomileusis (“LASIK”), which we began performing in the United States in 1996.

As of March 31, 2012, we operated 52 LasikPlus® fixed-site laser vision centers in the United States. During March 2012, one of our Baltimore, Maryland market vision center’s lease expired, and we elected not to renew. We are finalizing plans to re-open a pre- and post-operative vision center in the same market in the second quarter of 2012. Included in the 52 vision centers are two vision centers which we licensed to ophthalmologists to operate using our trademarks. Beginning in 2011, we began offering cataract, premium intraocular lens (“IOL”) and implantable collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye InstituteTM brand. Due to the nature of our operations and organization, we operate in only one business segment.

Basis of Presentation

Our Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. These adjustments are of a normal and recurring nature unless otherwise disclosed herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations.

We derived the Condensed Consolidated Balance Sheet as of December 31, 2011 from audited financial statements but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2011 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.

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

Reclassifications

We have reclassified certain prior-period amounts in the Condensed Consolidated Balance Sheets and Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the Condensed Consolidated Financial Statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring the presentation of other comprehensive income in a statement presented with equal prominence to the other primary financial statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity and requires one of two alternatives for the presentation of items of net income and other comprehensive income: (1) in a single continuous statement referred to as the statement of comprehensive income, or (2) in two separate, but consecutive statements. Under either alternative, each component of net income and each component of other comprehensive income, together with totals for each, as well as total comprehensive income, would need to be displayed. The new guidance was adopted in the current quarter with retrospective application required. As the new guidance affects only the presentation of other comprehensive income, the current period adoption did not have a material impact on our Condensed Consolidated Financial Statements.

In May 2011, the FASB issued new guidance related to fair value disclosure requirements. The new guidance was effective and adopted in the current period. The new guidance amended certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) the financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. As the new guidance affects only disclosure, the current period adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $145,000 at March 31, 2012.

We maintained an allowance for doubtful accounts on our patient receivables of $1.7 million at March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012, we wrote-off $217,000 of receivables against the allowance for doubtful accounts and recovered $31,000 in receivables previously written off. During the three months ended March 31, 2011, we wrote-off $194,000 of receivables against the allowance for doubtful accounts and recovered $48,000 in receivables previously written off.

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statements of Operations and Comprehensive Income. We also include in net investment income realized gains and losses and declines in value determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income and other.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$10,847	$1	$—	$10,848
U.S. Government notes	10,875	1	(4)	10,872
Certificates of deposit	2,800	—	—	2,800
Auction rate municipal securities	882	—	—	882

Total investments	$25,404	$2	$(4)	$25,402

	December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$11,260	$—	$(1)	$11,259
U.S. Government notes	14,049	7	(4)	14,052
Auction rate municipal securities	893	9	—	902

Total investments	$26,202	$16	$(5)	$26,213

The following table shows the net carrying value (amortized cost) and estimated fair value of debt securities at March 31, 2012 by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,722	$21,720
Due after one year through three years	—	—
Due after three years	882	882

Total investments	$22,604	$22,602

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	March 31, 2012		December 31, 2011
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$—	$—	$3,810	$(1)
U.S. Government notes	6,854	(4)	6,758	(4)

	$6,854	$(4)	$10,568	$(5)

We realized gains of $3,000 and no losses on the sale of our debt securities for the three months ended March 31, 2012. We realized gains of $22,000 and losses of $12,000 on the sale of marketable securities for the three months ended March 31, 2011.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We recognized unrealized gains of $2,000 and unrealized losses of $4,000 in accumulated other comprehensive income as of March 31, 2012. We recognized unrealized gains of $43,000 and unrealized losses of $43,000 in accumulated other comprehensive income as of March 31, 2011.

Auction Rate Securities

At March 31, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Maturity dates for our auction rate municipal securities range from 2030 to 2036. Given the extent of the decline in fair value associated with our auction rate securities, we recognized an other-than-temporary impairment of $11,000, before taxes, during the three months ended March 31, 2012, and no other-than-temporary impairments during the three months ended March 31, 2011. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to March 31, 2012 as long-term.

3. Fair Values of Financial Instruments

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

The following table summarizes fair value measurements by level at March 31, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Level 1		Level 2		Level 3		Total
Description	2012	2011	2012	2011	2012	2011	2012	2011
Cash and cash equivalents	$22,914	$18,568	$—	$—	$—	$—	$22,914	$18,568
Investments	2,800	—	21,720	25,311	882	902	25,402	26,213

Total assets at fair value	$25,714	$18,568	$21,720	$25,311	$882	$902	$48,316	$44,781

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. Certificates of deposit have original maturities greater than 90 days and less than one year. The fair values of some investment securities included within our investment portfolio are based on quoted market prices from various bond exchanges. Certain of our debt securities are classified at fair value utilizing Level 2 inputs. For these securities, fair value is measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model as there is insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employs assumptions including financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity (ranging from 83.1% to 86.8%), estimates of the probability of defaults (ranging from 12.8% to 14.9%) and recoveries (ranging from 40% to 60%), expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount (ranging from 4% to 5%) due to extended redemption periods. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the probability of principal returned prior to maturity and the liquidity risk premium.

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2012 and 2011. The following sets forth a reconciliation of beginning and ending balances for each major category of assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$902	$951
Losses included in earnings	(11)	—
(Losses) gains included in other comprehensive income	(9)	11

Balance as of March 31	$882	$962

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Current:
Federal	$7	$5
State and local	17	36

Total Current	24	41

Deferred:
Federal	$—	$—
State and local	—	—

Total Deferred	—	—

Income tax expense	$24	$41

Effective income tax rate	0.6%	2.0%

Our effective tax rate for the three-month period ended March 31, 2012 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2012 and December 31, 2011, deferred tax assets net of deferred tax liabilities totaled $22.0 million and $23.4 million, respectively, offset by full valuation allowances. The gross deferred tax asset and the associated valuation allowance were both reduced by $1.4 million to reflect the utilization of net operating loss carryforwards based on our profit in the first quarter of 2012. Because it is not more-likely-than-not that we will realize our deferred tax assets, we did not record the related tax benefits in the United States and state jurisdictions during the three months ended March 31, 2012. Income tax expense for the three-month periods ended March 31, 2012 and 2011 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three-month period ended March 31, 2012, there were no significant changes to the liability for unrecognized tax benefits or potential interest and penalties recorded as a component of income tax. The total amount of unrecognized tax benefits at March 31, 2012 and December 31, 2011 was $610,000 and $614,000, respectively. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements. In March 2012, the Internal Revenue Service began an audit of the 2010 tax year. Based on the early status of the audit and the protocol of finalizing audits by the relevant authority, it is not possible to estimate the impact of the changes, if any, to the previously recorded liability for unrecognized tax benefits.

5. Earnings Per Common Share

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

	Three Months Ended March 31,
	2012	2011
Basic
Net income	$3,846	$2,019
Weighted average shares outstanding	18,895	18,743
Basic earnings per common share	$0.20	$0.11

Diluted
Net income	$3,846	$2,019
Weighted average shares outstanding	18,895	18,743
Effect of dilutive securities
Stock options	3	6
Restricted stock	192	135

Weighted average common shares and potential dilutive shares	19,090	18,884
Diluted earnings per common share	$0.20	$0.11

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Stock-Based Compensation

We have five stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax effect were as follows for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$15	$17
Restricted stock	489	358

	504	375
Income tax effect	195	145

	$309	$230

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires several assumptions, which we have developed and update based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock unit awards that are tied to the achievement of certain financial targets and stock performance criteria that cliff-vest in three years. The financial targets include revenue measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model.

7. Restructuring Charges

At March 31, 2012 and December 31, 2011, we included restructuring reserves expected to be paid within the year of $1.3 million for both periods in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $745,000 and $1.0 million at March 31, 2012 and December 31, 2011, respectively, and were included in “Other long-term liabilities.” The decline in restructuring reserves relates primarily to lease payments during the three months ending March 31, 2012. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve for the three months ended March 31, 2012 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2011	$20	$2,298	$2,318
Liabilities recognized	—	—	—
Utilized	(20)	(291)	(311)

Balance at March 31, 2012	$—	$2,007	$2,007

8. Debt

Our debt consisted of $3.3 million and $4.0 million related to our bank loan as of March 31, 2012 and December 31, 2011, respectively. Of the total debt obligation, $3.0 million was due within 12 months as of both March 31, 2012 and December 31, 2011.

The carrying value of our long-term debt approximates the estimated fair value as of March 31, 2012.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Comprehensive Income

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	March 31, 2012	December 31, 2011
Foreign currency translation adjustment	$675	$572
Unrealized investment (loss) gain	(2)	11

Accumulated other comprehensive income	$673	$583

The components of comprehensive income consisted of the following for the following periods (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net income	$3,846	$2,019
Unrealized investment loss	(13)	—
Foreign currency translation	103	139

Comprehensive income	$3,936	$2,158

10. Commitments and Contingencies

Our business results in a number of medical malpractice lawsuits. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Third-party actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through March 31, 2012 could differ from the amounts recorded. At March 31, 2012 and December 31, 2011, we maintained insurance reserves of $7.1 million and $7.2 million, respectively, of which $939,000 and $951,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.6 million to $12.4 million at March 31, 2012. We record any adjustment to these estimates in the period determined.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of March 31, 2012, and the results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended March 31, 2012 include (all comparisons are with the corresponding period of 2011):

•	Revenues increased 11.9% to $36.1 million from $32.3 million; adjusted revenues increased 13.9% to $35.3 million from $31.0 million.

•	Total procedure volume increased 11.3% to 20,987 procedures from 18,857 procedures.

•

Operating income increased to $3.8 million from $2.0 million; adjusted operating income increased to $3.0 million from $838,000. The improvement in operating income and adjusted operating income reflects higher procedure revenue partially offset by increases in variable costs, additional spending on marketing and advertising, and increases in general and administrative costs.

•	Marketing cost per eye decreased to $326 from $344.

•	Net income was $3.8 million, or $0.20 per share, compared with net income of $2.0 million, or $0.11 per share.

•

Net cash provided by operations was $4.5 million compared with $4.8 million. Although net income increased substantially for the first quarter of 2012, changes in working capital resulted in a reduction of cash from operations in the first quarter of 2012 compared with a source of cash in the prior year.

•	Cash and investments increased by $3.5 million to $48.3 million as of March 31, 2012, compared with $44.8 million as of December 31, 2011.

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

Because our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the number of total procedures performed at our consolidated vision centers. Included within total procedure volume are laser vision correction, cataract and implantable collamer lens procedures.

	2012	2011
First quarter	20,987	18,857
Second quarter	—	14,081
Third quarter	—	12,444
Fourth quarter	—	14,205

Year	20,987	59,587

As of March 31, 2012, we operated 52 LasikPlus® fixed-site laser vision centers in the United States. During March 2012, one of our Baltimore, Maryland market vision center’s lease expired, and we elected not to renew. We are finalizing plans to re-open a pre- and post-operative vision center in the same market in the second quarter of 2012.

Economic conditions in the United States have resulted in a continued low consumer confidence level and cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. Except for the replacement center in Maryland described above, we have no immediate plans to open new vision centers until we move closer to sustained profitability in our core laser vision correction business.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. We provide below a reconciliation of revenues and operating income reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) (dollars in thousands).

	Three Months Ended March 31,
	2012	2011
Revenues
Reported U.S. GAAP	$36,138	$32,282
Adjustments
Amortization of prior deferred revenue	(821)	(1,269)

Adjusted revenues	$35,317	$31,013

Operating Income
Reported U.S. GAAP	$3,754	$1,980
Adjustments
Amortization of prior deferred revenue	(821)	(1,269)
Amortization of prior professional fees	82	127

Adjusted operating income	$3,015	$838

Revenues

In the first quarter of 2012, revenues increased by $3.9 million, or 11.9%, to $36.1 million from $32.3 million in the first quarter of 2011. Procedure volume increased 11.3% to 20,987 in the first quarter of 2012 from 18,857 in the first quarter of 2011. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,683 in the first quarter of 2012 from $1,645 in the first quarter of 2011. The components of the revenue change include (dollars in thousands):

Increase in revenue from higher procedure volume	$3,509
Impact from increase in average selling price, adjusted for revenue deferral	795
Change in deferred revenue	(448)

Increase in revenues	$3,856

Operating costs and expenses

Our operating costs and expenses include:

•

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

•

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff compensation, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including corporate headquarters and call center staff expense and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the first quarter of 2012, totaling $8.7 million, increased by $699,000, or 8.8%, from the first quarter of 2011. The increase was primarily due to higher physician fees of $406,000 and license fees of $354,000 associated with increased procedure volume, partially offset by a decrease in our enhancement costs related to previously closed vision centers. The amortization of the deferred medical professional fees attributable to prior years was $82,000 in the first quarter of 2012 compared to $127,000 in the first quarter of 2011.

Direct costs of services

Direct costs of services increased $891,000, or 8.1%, in the first quarter of 2012 to $11.9 million from $11.0 million in the first quarter of 2011. The increase was due primarily to salaries, incentives and benefits, laser maintenance fees, finance fees, insurance and supply costs in order to accommodate increased procedure volume. Partially offsetting the increases was a decrease in rent expense from recent favorable renegotiations of leases.

General and administrative

General and administrative expenses increased in the first quarter of 2012 by $250,000, or 7.2%, from the first quarter of 2011, due primarily to increased salaries and incentives, stock-based compensation and professional fees.

Marketing and advertising

Marketing and advertising expenses in the first quarter of 2012 increased by $355,000, or 5.5%, from the first quarter of 2011. These expenses were 19.0% of revenues in the first quarter of 2012 compared to 20.1% during the first quarter of 2011. We reduced marketing cost per eye to $326 for the first quarter of 2012 from $344 in the same period of 2011. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. The first quarter marketing cost per eye is typically lower compared with other quarters due to the seasonality of procedure volume from patients utilizing their flexible spending accounts during the first quarter. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the first quarter of 2012 by $142,000, or 9.8%, to $1.3 million from $1.5 million in the first quarter of 2011. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Restructuring charges

There were no restructuring charges in the first quarter of 2012, compared to $56,000 in the first quarter of 2011. Charges for 2011 related primarily to adjustments to previous estimates for contract termination costs for closed vision centers and additional severance costs.

Gain on sale of assets

We sold one laser and other assets held for sale for a gain of approximately $78,000 in the three months ended March 31, 2012. Gain on sale of assets was $163,000 in the three months ended March 31, 2011.

Non-operating income and expenses

Net investment income and other in the first quarter of 2012 increased by $36,000 to $116,000, primarily due to a reduction in interest expense as a result of our lower debt balance in 2012.

Income taxes

Income tax expense for the three months ended March 31, 2012 and 2011 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At March 31, 2012, we held $47.4 million in cash and cash equivalents and short-term investments, an increase of $3.5 million from $43.9 million at December 31, 2011. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$4,493	$4,815
Investing activities	786	2,150
Financing activities	(1,036)	(1,244)
Net effect of exchange rate changes on cash and cash equivalents	103	131

Net increase in cash and cash equivalents	$4,346	$5,852

Cash flows generated from operating activities amounted to $4.5 million for the three months ended March 31, 2012 compared to $4.8 million for the same period in 2011. Although earnings increased in 2012, working capital changes reduced the cash from operations in 2012 but were a source of cash in 2011. The working capital changes resulted primarily from changes in accounts receivable related to patient financing and merchant card banking, and changes in accounts payable, accruals and prepaid expenses related to revised vender terms and new vendors. At March 31, 2012, working capital (excluding debt due within one year) amounted to $33.3 million compared to $29.7 million at December 31, 2011. Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 199.2% of current liabilities at March 31, 2012, compared to 187.1% at December 31, 2011.

We continue to offer our own sponsored patient financing. As of March 31, 2012, we had $4.0 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $859,000 or 27.4% from December 31, 2011. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was approximately 1.0% of revenue for the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, we purchased $32.2 million of investment securities and received proceeds from the sale of investment securities of $32.9 million. Our investment portfolio consists of high-grade commercial paper and government securities with maturities typically ranging from 30 to 90 days. The ongoing maturities and reinvestment result in the high level of purchasing and selling activity reflected in the Condensed Consolidated Statements of Cash Flows.

Our outstanding debt balance was $3.3 million at March 31, 2012. Our loan agreement contains no financial covenants and is secured by certain medical equipment. Loan repayments of $731,000 for the three months ended March 31, 2012 reflect a decrease of $248,000, compared to the same period in 2011, due primarily to payoffs of femtosecond lasers sold in 2011.

At both March 31, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. In the first quarter of 2011, $1.1 million was redeemed for $891,000. The redemption value was equal to the securities carrying value at the time of liquidation. In the first quarter of 2012, there were no securities redeemed. See Note 2 to Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

We have not opened any new vision centers in 2012 or 2011. Capital expenditures for the three months ended March 31, 2012 and 2011 were $67,000 and $634,000, respectively. The 2012 expenditures related primarily to costs to purchase cataract equipment as part of our business expansion initiative.

We affirm that the number of procedures companywide required for our laser vision correction business to achieve breakeven cash flow, after capital expenditures and debt service, remains approximately 70,000 per year. We expect to incur start-up losses and capital investment during the expansion phase for our cataract and IOL business.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2012. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of March 31, 2012. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

For a discussion of the risk factors attributable to our business, refer to Part I, Item 1A., “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

LCA-VISION INC.

Date: April 26, 2012	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: April 26, 2012	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance, Chief Financial Officer and Treasurer