Form 10-Q
period 2012-06-30
LCA VISION INC
filed 2012-08-02
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,016,877 shares as of July 26, 2012.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$36,715	$18,568
Short-term investments	2,800	25,311
Patient receivables, net of allowances of $1,081 and $1,035	3,074	2,366
Other accounts receivable, net	2,131	1,974
Prepaid expenses and other	3,600	4,254

Total current assets	48,320	52,473

Property and equipment, net	8,677	10,637
Long-term investments	923	902
Patient receivables, net of allowances of $739 and $634	1,181	769
Other assets	1,057	1,652

Total assets	$60,158	$66,433

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$7,940	$8,103
Accrued liabilities and other	11,543	12,175
Deferred revenue	1,631	2,516
Debt obligations maturing within one year	—	2,978

Total current liabilities	21,114	25,772

Long-term insurance reserves, less current portion	6,351	6,264
Long-term debt obligations, less current portion	—	1,026
Other long-term liabilities	4,982	7,106

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,016,877 and 18,858,147 shares outstanding, respectively)	25	25
Contributed capital	178,369	177,287
Common stock in treasury, at cost (6,274,760 shares and 6,433,490 shares, respectively)	(111,713)	(112,910)
Accumulated deficit	(39,561)	(38,720)
Accumulated other comprehensive income	591	583

Total stockholders’ investment	27,711	26,265

Total liabilities and stockholders’ investment	$60,158	$66,433

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues	$25,152	$24,416	$61,289	$56,698

Operating costs and expenses
Medical professional and license fees	5,809	6,072	14,491	14,055
Direct costs of services	11,500	10,451	23,410	21,470
General and administrative expenses	3,407	3,534	7,113	6,991
Marketing and advertising	6,628	5,929	13,479	12,425
Depreciation	1,209	1,434	2,521	2,888
Impairment and restructuring charges	37	—	37	56

	28,590	27,420	61,051	57,885
Gain on sale of assets	110	237	188	400

Operating (loss) income	(3,328)	(2,767)	426	(787)

Net investment income and other	162	77	278	158

(Loss) income before taxes on income	(3,166)	(2,690)	704	(629)

Income tax expense	24	75	48	116

Net (loss) income	$(3,190)	$(2,765)	$656	$(745)

(Loss) earnings per common share
Basic	$(0.17)	$(0.15)	$0.03	$(0.04)
Diluted	$(0.17)	$(0.15)	$0.03	$(0.04)

Weighted average shares outstanding
Basic	18,991	18,813	18,943	18,778
Diluted	18,991	18,813	19,129	18,778

Comprehensive (loss) income	$(3,272)	$(2,837)	$664	$(679)

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2012	2011

Cash flow from operating activities:
Net income (loss)	$656	$(745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,521	2,888
Provision for loss on doubtful accounts	518	316
Loss (gain) on sale of investments	8	(5)
Impairment charges	37	—
Gain on sale of assets	(188)	(400)
Stock-based compensation	1,082	827
Insurance reserve	100	(271)
Changes in operating assets and liabilities:
Patient accounts receivable	(1,624)	(620)
Other accounts receivable	(135)	30
Prepaid expenses and other	520	485
Accounts payable	(163)	(753)
Deferred revenue, net of professional fees	(1,338)	(2,165)
Accrued liabilities and other	(1,548)	1,053

Net cash provided by operations	446	640

Cash flow from investing activities:
Purchases of property and equipment	(589)	(763)
Proceeds from sale of assets	207	1,027
Purchases of investment securities	(36,855)	(94,173)
Proceeds from sale of investment securities	59,264	95,637

Net cash provided by investing activities	22,027	1,728

Cash flow from financing activities:
Principal payments of loan	(4,004)	(1,697)
Shares repurchased for treasury stock	(357)	(288)
Proceeds from exercise of stock options	57	23

Net cash used in financing activities	(4,304)	(1,962)

Net effect of exchange rate changes on cash and cash equivalents	(22)	111

Increase in cash and cash equivalents	18,147	517

Cash and cash equivalents at beginning of period	18,568	19,350

Cash and cash equivalents at end of period	$36,715	$19,867

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

As of June 30, 2012, we operated 53 LasikPlus® vision centers in the United States. Included in the 53 vision centers are two vision centers licensed to ophthalmologists who use our trademarks. Beginning in 2011, we began offering cataract, premium intraocular lens (“IOL”) and implantable collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye InstituteTM brand.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2011 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2011 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge-off receivables against it when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $129,000 and $160,000 at June 30, 2012 and December 31, 2011, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.8 million and $1.7 million, respectively, at June 30, 2012 and December 31, 2011. During the three and six months ended June 30, 2012, we wrote-off $199,000 and $415,000, respectively, of receivables against the allowance for doubtful accounts and recovered $32,000 and $62,000, respectively, in receivables previously written off. During the three and six months ended June 30, 2011, we wrote-off $172,000 and $366,000, respectively, of receivables against the allowance for doubtful accounts and recovered $39,000 and $87,000, respectively, in receivables previously written off.

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations and Comprehensive Income. We also include in net investment income realized gains and losses and declines in value determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	June 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,800	$—	$—	$2,800
Auction rate municipal securities	882	41	—	923

Total investments	$3,682	$41	$—	$3,723

	December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$11,260	$—	$(1)	$11,259
U.S. Government notes	14,049	7	(4)	14,052
Auction rate municipal securities	893	9	—	902

Total investments	$26,202	$16	$(5)	$26,213

The following table shows the net carrying value (amortized cost) and estimated fair value of investments at June 30, 2012 by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,800	$2,800
Due after one year through three years	—	—
Due after three years	882	923

Total investments	$3,682	$3,723

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	June 30, 2012		December 31, 2011
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$—	$—	$3,810	$(1)
U.S. Government notes	—	—	6,758	(4)

	$—	$—	$10,568	$(5)

We had no realized gains or losses on the sale of debt securities for the three months ended June 30, 2012, and realized gains of $3,000 and no losses for the six months ended June 30, 2012. We had realized gains of $5,000 and losses of $10,000, primarily on the sale of our debt securities, for the three months ended June 30, 2011, and realized gains of $27,000 and losses of $22,000 for the six months ended June 30, 2011.

We recognized unrealized gains of $41,000 and no unrealized losses in accumulated other comprehensive income as of June 30, 2012. We recognized unrealized gains of $16,000 and unrealized losses of $5,000 as of December 31, 2011.

Auction Rate Securities

At June 30, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Maturity dates for our auction rate municipal securities range from 2030 to 2036. Given the extent of the decline in fair value associated with our auction rate securities, we recognized an other-than-temporary impairment of $11,000, before taxes, during the six months ended June 30, 2012, and no other-than-temporary impairments during the three and six months ended June 30, 2011. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not that we would be required to sell the investment before recovery of the investment’s amortized cost basis.

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that have not been redeemed prior to June 30, 2012 as long-term.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following tables summarize fair value measurements by level at June 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Level 1		Level 2		Level 3		Total
Description	2012	2011	2012	2011	2012	2011	2012	2011
Cash and cash equivalents	$36,715	$18,568	$—	$—	$—	$—	$36,715	$18,568
Investments	2,800	—	—	25,311	923	902	3,723	26,213

Total assets at fair value	$39,515	$18,568	$—	$25,311	$923	$902	$40,438	$44,781

Cash and cash equivalents are comprised of either bank deposits or amounts invested in money market funds, the fair value of which is based on quoted market prices. Certificates of deposit have original maturities greater than 90 days and less than one year. The fair values of some investment securities included within our investment portfolio were based on quoted market prices from various stock and bond exchanges. Certain of our debt securities were classified at fair value utilizing Level 2 inputs. For these securities, fair value was measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.

The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model because there is insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employs assumptions including financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity (ranging from 84.0% to 87.6%), estimates of the probability of defaults (ranging from 11.9% to 14.1%) and recoveries (ranging from 40% to 60%), expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount (ranging from 3.5% to 4.5%) due to extended redemption periods. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the probability of principal returned prior to maturity and the liquidity risk premium.

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2012 and 2011. The following sets forth the reconciliation of beginning and ending balances for each major category of assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$882	$962	$902	$951
Losses included in earnings	—	—	(11)	—
Gains (losses) included in other comprehensive income	41	(8)	32	3

Balance as of June 30	$923	$954	$923	$954

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$6	$6	$13	$11
State and local	18	69	35	105

Total Current	24	75	48	116

Deferred:
Federal	$—	$—	$—	$—
State and local	—	—	—	—

Total Deferred	—	—	—	—

Income tax expense	$24	$75	$48	$116

Effective income tax rate	0.8%	2.8%	6.7%	18.5%

Our effective tax rate for the three and six month periods ended June 30, 2012 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of June 30, 2012 and December 31, 2011, the net deferred tax assets are offset by full valuation allowances because it is not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three and six month periods ended June 30, 2012. Income tax expense for the three and six month periods ended June 30, 2012 and 2011 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three and six month periods ended June 30, 2012, there were no significant changes to the liability for unrecognized tax benefits. All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax. The total amount of unrecognized tax benefits at each of June 30, 2012 and December 31, 2011 was $610,000 and $614,000, respectively. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements. In March 2012, the Internal Revenue Service began an audit of the 2010 tax year. During the three months ended June 30, 2012, the 2010 audit was completed and there were no audit adjustments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic
Net (loss) income	$(3,190)	$(2,765)	$656	$(745)
Weighted average shares outstanding	18,991	18,813	18,943	18,778
Basic earnings per common share	$(0.17)	$(0.15)	$0.03	$(0.04)

Diluted
Net (loss) income	$(3,190)	$(2,765)	$656	$(745)
Weighted average shares outstanding	18,991	18,813	18,943	18,778
Effect of dilutive securities
Stock options	—	—	2	—
Restricted stock	—	—	184	—

Weighted average common shares and potential dilutive shares	18,991	18,813	19,129	18,778
Diluted earnings per common share	$(0.17)	$(0.15)	$0.03	$(0.04)

6. Stock-Based Compensation

We have five stock incentive plans through which employees and directors have been or will be granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax effect (based on the Federal statutory rate of 35%) were as follows for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$16	$18	$31	$35
Restricted stock	562	434	1,051	792

	578	452	1,082	827
Income tax effect	225	175	420	320

	$353	$277	$662	$507

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

7. Restructuring Charges

At June 30, 2012 and December 31, 2011, we included restructuring reserves expected to be paid within the year of $1.2 million and $1.3 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $531,000 and $1.0 million at June 30, 2012 and December 31, 2011, respectively, and were included in “Other long-term liabilities.” The decline in restructuring reserves relates primarily to lease payments for previously closed vision centers during the three and six months ending June 30, 2012.

The following table summarizes the restructuring reserve for the three and six months ended June 30, 2012 (in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2011	$20	$2,298	$2,318
Liabilities recognized	—	—	—
Payments	(20)	(291)	(311)

Balance at March 31, 2012	—	2,007	2,007
Liabilities recognized	—	—	—
Payments	—	(294)	(294)

Balance at June 30, 2012	$—	$1,713	$1,713

8. Debt

We paid our outstanding bank loan in full in June 2012, reducing our total debt to zero. Our outstanding debt was $4.0 million as of December 31, 2011, of which $3.0 million was due within 12 months.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustment	$550	$572
Unrealized investment gain	41	11

Accumulated other comprehensive income	$591	$583

The components of comprehensive income (loss) consisted of the following for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(3,190)	$(2,765)	$656	$(745)
Unrealized investment gain (loss)	43	(43)	30	(43)
Foreign currency translation	(125)	(29)	(22)	109

Comprehensive (loss) income	$(3,272)	$(2,837)	$664	$(679)

10. Commitments and Contingencies

Our business results in a number of medical malpractice lawsuits. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through June 30, 2012 could differ from the amounts recorded. At June 30, 2012 and December 31, 2011, we maintained insurance reserves of $7.3 million and $7.2 million, respectively, of which $964,000 and $951,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.9 million to $12.3 million at June 30, 2012. We record any adjustment to these estimates in the period determined.

During 2012, we entered into certain marketing contracts which commit us to spend $1.2 million over the next three years.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of June 30, 2012, and the results of operations for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended June 30, 2012 include (all comparisons are with the same period of 2011):

•	Revenues increased 3.0% to $25.2 million from $24.4 million; adjusted revenues increased 5.2% to $24.5 million from $23.3 million.

•	Procedure volume increased 2.4% to 14,415 procedures from 14,081 procedures.

•

Operating loss was $3.3 million compared with $2.8 million; adjusted operating loss was $3.9 million compared with $3.8 million. The increased operating loss and adjusted operating loss reflected an increase in direct costs of services, higher spending on marketing and advertising, and costs incurred in connection with developing our cataract services business.

•	Marketing cost per eye was $460 compared with $421.

•	Net loss was $3.2 million, or $0.17 per share, compared with a net loss of $2.8 million, or $0.15 per share.

Key financial highlights for the six months ended June 30, 2012 include (all comparisons are with the same period of 2011):

•	Revenues increased 8.1% to $61.3 million from $56.7 million; adjusted revenues increased 10.1% to $59.8 million from $54.3 million.

•	Procedure volume increased 7.5% to 35,402 procedures from 32,938 procedures.

•

Operating income was $426,000, a $1.2 million improvement from an operating loss of $787,000; adjusted operating loss was $912,000, a $2.1 million improvement from an adjusted operating loss of $3.0 million. The improvement reflected higher procedure revenue offset partially by increases in variable costs, higher general and administrative costs and costs incurred in connection with developing our cataract services business.

•	Marketing cost per eye was $381 compared with $377.

•	Net income was $656,000, or $0.03 per share, a $1.4 million improvement from a net loss of $745,000, or $0.04 per share.

•

Cash and investments totaled $40.4 million as of June 30, 2012, compared with $44.8 million as of December 31, 2011. Much of the reduction in cash and investments resulted from our decision to retire all outstanding debt obligations of $3.3 million in June 2012.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels,

•	Our ability to generate patients through our arrangements with managed care companies, direct-to-consumer advertising, and word-of-mouth referrals,

•	The availability of patient financing,

•	Our ability to manage equipment and operating costs, and

•	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and

•	Our mix of procedures among the different types of laser technology.

Because our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the number of total procedures performed at our consolidated vision centers. Included within total procedure volume are laser vision correction, cataract and implantable collamar lens procedures.

	2012	2011
First quarter	20,987	18,857
Second quarter	14,415	14,081
Third quarter		12,444
Fourth quarter		14,205

Year	35,402	59,587

As of June 30, 2012, we operated 53 LasikPlus® vision centers in the United States.

Economic conditions in the United States have resulted in cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. We have no immediate plans to open new vision centers until we move closer to sustained profitability in our core laser vision correction business.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. We provide below a reconciliation of revenues and operating income reported in accordance with U.S. GAAP (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Reported U.S. GAAP	$25,152	$24,416	$61,289	$56,698
Adjustments
Amortization of prior deferred revenue	(666)	(1,137)	(1,487)	(2,406)

Adjusted revenues	$24,486	$23,279	$59,802	$54,292

Operating Loss (Income)
Reported U.S. GAAP	$(3,328)	$(2,767)	$426	$(787)
Adjustments
Amortization of prior deferred revenue	(666)	(1,137)	(1,487)	(2,406)
Amortization of prior professional fees	67	114	149	241

Adjusted operating loss	$(3,927)	$(3,790)	$(912)	$(2,952)

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Same Period in 2011

Revenues

In the second quarter of 2012, revenues increased by $736,000, or 3.0%, to $25.2 million from $24.4 million in the second quarter of 2011. Procedure volume increased 2.4% to 14,415 in the second quarter of 2012 from 14,081 in the second quarter of 2011. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,699 in the second quarter of 2012 from $1,653 in the second quarter of 2011 and $1,683 in the first quarter of 2012. The components of the revenue change include (dollars in thousands):

Increase in revenue from higher procedure volume	$553
Impact from increase in average selling price, adjusted for revenue deferral	654
Change in deferred revenue	(471)

Increase in revenues	$736

Increase in procedure volume was driven, in part, by improved operational metrics, including appointment show rate and conversion rate, during the second quarter of 2012 compared with the second quarter of 2011.

Operating costs and expenses

Our operating costs and expenses include:

•

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and other procedures, and per procedure license fees paid to the equipment suppliers of our excimer and femtosecond lasers,

•

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff compensation, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including corporate headquarters and call center staff expense, and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the second quarter of 2012, totaling $5.8 million, decreased by $263,000, or 4.3%, from the second quarter of 2011. The decrease was due to a decrease in our enhancement costs of $972,000 related to improvements in our enhancement rates in 2012 which have resulted in lower enhancement costs and unfavorable adjustments for previously closed vision centers in 2011, partially offset by increased license fees of $599,000 associated with increased procedure volume and higher physician fees of $108,000, as well as the expiration of a vendor rebate program in 2012. The amortization of the deferred medical professional fees attributable to prior years was $67,000 in the second quarter of 2012 and $114,000 in the second quarter of 2011.

Direct costs of services

Direct costs of services increased $1.0 million, or 10.0%, in the second quarter of 2012 to $11.5 million from $10.5 million in the second quarter of 2011. The increase was due primarily to salaries, incentives and benefits of $537,000 related to annual compensation increases, stock compensation, and filling open positions. In addition, insurance costs increased $252,000 due to unfavorable actuarial valuation changes resulting from updated claims experience. Other increases included financing fees of $147,000 due to changes in our patients’ choice of the mix of financing plans, other operating expenses of $139,000 due to renovations in existing vision centers and bad debt expense of $113,000 as a result of increased procedure volume and changes in financing plan mix.

General and administrative

General and administrative expenses decreased in the second quarter of 2012 by $127,000, or 3.6%, from the second quarter of 2011, due primarily to decreased professional fees from prior year spending on business expansion initiatives.

Marketing and advertising

Marketing and advertising expenses in the second quarter of 2012 increased by $699,000, or 11.8%, from the second quarter of 2011, due in part to $233,000 of marketing spend for new business initiatives. These expenses were 26.4% of revenues in the second quarter of 2012, compared to 24.3% of revenues in the second quarter of 2011. Adjusted marketing cost per eye, excluding new business spend, was $445 in the second quarter of 2012 compared to $421 in the second quarter of 2011. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the second quarter of 2012 by approximately $225,000, or 15.7%, to $1.2 million from $1.4 million in the second quarter of 2011. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Impairment and restructuring charges

During the second quarter of 2012, we recorded impairment charges to reduce the carrying amount of long-lived assets by $37,000 in one vision center. We did not record any impairment or restructuring charges in the second quarter of 2011.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $110,000 in the three months ended June 30, 2012. Gain on sale of assets was $237,000 in the three months ended June 30, 2011.

Non-operating income and expenses

Net investment income and other in the second quarter of 2012 increased $85,000, or 110.4%, due primarily to a reduction in interest expense as a result of reducing our debt balance over the past year. Additionally, interest income on patient receivables increased $59,000 due to higher outstanding receivable balances, offset by lower yields on our investment portfolio of $53,000.

Income taxes

Income tax expense for the three months ended June 30, 2012 and 2011 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Same Period in 2011

Revenues

In the six months ending June 30, 2012, revenues increased by $4.6 million, or 8.1%, to $61.3 million, from $56.7 million in the six months ended June 30, 2011. Procedure volume increased 7.5% to 35,402 in the first six months of 2012 from 32,938 in the first six months of 2011. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased 2.6% to $1,689 for the six months ended June 30, 2012 from $1,648 in the six months ended June 30, 2011. The components of the revenue change include (dollars in thousands):

Increase in revenue from higher procedure volume	$4,061
Impact from increase in average selling price, adjusted for revenue deferral	1,449
Change in deferred revenue	(919)

Increase in revenues	$4,591

Medical professional and license fees

Medical professional and license fees in the six months ended June 30, 2012, totaling $14.5 million increased by $436,000, or 3.1%, from $14.1 million during the six months ended June 30, 2011. The increase was due to increased license fees of $954,000 and physician fees of $518,000 associated with increased procedure volumes, partially offset by a decrease in our enhancement costs of $1.1 million related to improvements in our enhancement rates in 2012 which have resulted in lower enhancement costs and unfavorable adjustments for previously closed vision centers in 2011. The amortization of the deferred medical professional fees attributable to prior years was $149,000 in the six months ended June 30, 2012 and $241,000 in the same period of 2011. Partially offsetting the increases was the expiration of a vendor rebate program in 2012.

Direct costs of services

Direct costs of services in the six months ended June 30, 2012 increased $1.9 million, or 9.0%, to $23.4 million from $21.5 million in the same period of 2011. The increase was due primarily to salaries, incentives, benefits, and stock compensation of $1.1 million related to merit increases and filling open and new positions, including our business expansion roles. Additional increases include insurance costs of $397,000 due to unfavorable actuarial valuation changes resulting from updated claims experience, financing fees of $354,000 and bad debt expense of $201,000 as a result of increased procedure volume and changes in financing plan mix. Partially offsetting the increases was a decrease in rent expense of $176,000 from recent favorable renegotiations of leases.

General and administrative

General and administrative expenses increased in the six months ended June 30, 2012 by $123,000, or 1.8%, from the first six months of 2011, due primarily to increased employee salary and stock compensation costs of $336,000, partially offset by decreased professional services of $122,000 from growth initiatives in 2011.

Marketing and advertising

Marketing and advertising expenses increased in the six months ended June 30, 2012 by $1.1 million, or 8.5%, from the six months ended June 30, 2011. These expenses were 22.0% of revenues in the six months ended June 30, 2012, compared to 21.9% during the six months ended June 30, 2011. Marketing cost per eye increased to $381 in the six months ended June 30, 2012 compared with $377 in the same period of 2011, due in part to $375,000 of marketing spend for new business initiatives. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract customers. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the six months ended June 30, 2012 by $367,000, or 12.7%, to $2.5 million from $2.9 million in the first six months of 2011. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Impairment and restructuring charges

The net impairment and restructuring charges in the six months ended June 30, 2012 were $37,000, which were comprised of impairment charges to reduce the carrying amount of long-lived assets in one vision center. We incurred restructuring charges totaling $56,000 for the six months ended June 30, 2011, comprised primarily of adjustments to previous estimates for contract termination costs for closed vision centers and additional severance costs.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $188,000 in the six months ended June 30, 2012. Gain on sale of assets was $400,000 for the first six months of 2011.

Non-operating income and expenses

Net investment income and other in the six months ended June 30, 2012 increased $120,000, or 75.9%, due primarily to a reduction in interest expense as a result of paying off our debt balance in June 2012. Additionally, interest income on patient receivables increased $110,000 due to higher outstanding accounts receivable balances, offset by lower yields on investment income of $102,000.

Income taxes

Income tax expense for the six months ended June 30, 2012 and 2011 includes the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At June 30, 2012, we held $39.5 million in cash and cash equivalents and short-term investments, a decrease of $4.4 million from $43.9 million at December 31, 2011. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Six Months Ending June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$446	$640
Investing activities	22,027	1,728
Financing activities	(4,304)	(1,962)
Net effect of exchange rate changes on cash and cash equivalents	(22)	111

Net increase in cash and cash equivalents	$18,147	$517

Cash flows generated from operating activities were $446,000 for the six months ended June 30, 2012 compared to $640,000 for the first six months of 2011. Although earnings increased in 2012 compared to 2011, increases in patient receivables, coupled with decreases in accrued liabilities, have resulted in decreased cash from operations compared with 2011. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. Efforts have continued regarding cost control and cash conservation in order to maintain efficiencies in many discretionary areas.

At June 30, 2012, working capital amounted to $27.2 million compared to $29.7 million at December 31, 2011. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 211.8% of current liabilities at June 30, 2012, compared to 187.1% at December 31, 2011.

We continue to offer our own sponsored patient financing. As of June 30, 2012, we had $4.3 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $1.1 million, or 35.7% from December 31, 2011. In 2012, the amount of revenue internally financed has increased slightly from the same period in 2011. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was approximately 1% of revenue for the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 we purchased $36.9 million of investment securities and received proceeds from the sale of investment securities of $59.3 million. As our investments in corporate debt obligations matured in 2012, we purchased money market funds and certificates of deposit. As of June 30, 2012, our cash and investment portfolio is comprised primarily of cash and certificates of deposit due to the low investment yields in the current market.

At June 30, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities range from 2030 to 2036. We have not redeemed any auction rate instruments in the first six months of 2012. In 2011, issuers called at par $25,000 of the related securities, and we redeemed an additional $1.1 million at 81% of original par value. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

During the three months ended June 30, 2012 we decided to prepay our remaining outstanding debt because the interest rate applicable to the debt exceeded our investment return rate. Loan repayments of $4.0 million for the six months ended June 30, 2012 reflect an increase of $2.3 million, compared to the same period in 2011, due to our prepayment of the outstanding debt.

We have not opened any new vision centers in 2012 or 2011. Capital expenditures for the six months ended June 30, 2012 and 2011 were $589,000 and $763,000, respectively.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of June 30, 2012. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of June 30, 2012. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits Number	Description

31.1	COO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: August 2, 2012	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: August 2, 2012	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer