Form 10-Q
period 2012-09-30
LCA VISION INC
filed 2012-11-01
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,024,305 shares as of October 25, 2012.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$31,186	$18,568
Short-term investments	2,804	25,311
Patient receivables, net of allowances of $1,034 and $1,035, respectively	2,998	2,366
Other accounts receivable, net	2,043	1,974
Prepaid expenses and other	3,210	4,254

Total current assets	42,241	52,473

Property and equipment, net	7,788	10,637
Long-term investments	923	902
Patient receivables, net of allowances of $705 and $634	1,177	769
Other assets	777	1,652

Total assets	$52,906	$66,433

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$5,443	$8,103
Accrued liabilities and other	11,283	12,175
Deferred revenue	1,229	2,516
Debt obligations maturing within one year	—	2,978

Total current liabilities	17,955	25,772

Long-term insurance reserves, less current portion	5,988	6,264
Long-term debt obligations, less current portion	—	1,026
Other long-term liabilities	4,164	7,106

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,024,305 and 18,858,147 shares outstanding, respectively)	25	25
Contributed capital	178,818	177,287
Common stock in treasury, at cost (6,267,332 shares and 6,433,490 shares, respectively)	(111,658)	(112,910)
Accumulated deficit	(43,166)	(38,720)
Accumulated other comprehensive income	780	583

Total stockholders’ investment	24,799	26,265

Total liabilities and stockholders’ investment	$52,906	$66,433

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues	$20,009	$21,790	$81,298	$78,489
Operating costs and expenses
Medical professional and license fees	4,648	5,181	19,139	19,236
Direct costs of services	10,068	10,461	33,477	31,931
General and administrative expenses	3,037	3,586	10,151	10,577
Marketing and advertising	4,803	5,305	18,283	17,730
Depreciation	1,223	1,458	3,743	4,346
Impairment and restructuring charges	10	—	47	56

	23,789	25,991	84,840	83,876
Gain on sale of assets	33	99	221	498

Operating loss	(3,747)	(4,102)	(3,321)	(4,889)

Net investment income and other	220	334	498	492

Loss before taxes on income	(3,527)	(3,768)	(2,823)	(4,397)

Income tax expense	22	32	70	149

Net loss	$(3,549)	$(3,800)	$(2,893)	$(4,546)

Loss per common share
Basic	$(0.19)	$(0.20)	$(0.15)	$(0.24)
Diluted	$(0.19)	$(0.20)	$(0.15)	$(0.24)

Weighted average shares outstanding
Basic	19,017	18,838	18,968	18,798
Diluted	19,017	18,838	18,968	18,798

Comprehensive loss	$(3,360)	$(4,112)	$(2,696)	$(4,792)

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash flow from operating activities:
Net loss	$(2,893)	$(4,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,743	4,346
Provision for loss on doubtful accounts	704	554
Loss on sale of investments	8	9
Impairment charges	37	—
Gain on sale of assets	(221)	(498)
Stock-based compensation	1,531	1,259
Insurance reserve	(318)	(223)
Changes in operating assets and liabilities:
Patient accounts receivable	(1,719)	(754)
Other accounts receivable	(60)	138
Prepaid expenses and other	870	896
Accounts payable	(2,660)	(1,311)
Deferred revenue, net of professional fees	(1,838)	(3,094)
Accrued liabilities and other	(2,144)	771

Net cash used in operations	(4,960)	(2,453)

Cash flow from investing activities:
Purchases of property and equipment	(973)	(869)
Proceeds from sale of assets	283	1,252
Purchases of investment securities	(39,659)	(137,480)
Proceeds from sale of investment securities	62,064	142,716

Net cash provided by investing activities	21,715	5,619

Cash flow from financing activities:
Principal payments of loan	(4,004)	(2,563)
Shares repurchased for treasury stock	(357)	(288)
Proceeds from exercise of stock options	57	23

Net cash used in financing activities	(4,304)	(2,828)

Net effect of exchange rate changes on cash and cash equivalents	167	(143)

Increase in cash and cash equivalents	12,618	195

Cash and cash equivalents at beginning of period	18,568	19,350

Cash and cash equivalents at end of period	$31,186	$19,545

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

As of September 30, 2012, we operated 53 LasikPlus® fixed-site laser vision correction centers in the United States. Included in the 53 vision centers are two vision centers licensed to ophthalmologists who use our trademarks. Beginning in late 2011, we began offering cataract, premium intraocular lens (“IOL”) and implantable collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye Institute™ brand.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2011 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2011 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2012.

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

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust the allowance based upon our own experience with patient financing. We charge-off receivables against it when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $101,000 and $160,000 at September 30, 2012 and December 31, 2011, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.7 million at September 30, 2012 and December 31, 2011. During the three and nine months ended September 30, 2012, we wrote-off $296,000 and $712,000, respectively, of receivables against the allowance for doubtful accounts and recovered $40,000 and $102,000, respectively, in receivables previously written off. During the three and nine months ended September 30, 2011, we wrote-off $213,000 and $590,000, respectively, of receivables against the allowance for doubtful accounts and recovered $23,000 and $110,000, respectively, in receivables previously written off.

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

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	September 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,804	$—	$—	$2,804
Auction rate municipal securities	882	41	—	923

Total investments	$3,686	$41	$—	$3,727

	December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$11,260	$—	$(1)	$11,259
U.S. Government notes	14,049	7	(4)	14,052
Auction rate municipal securities	893	9	—	902

Total investments	$26,202	$16	$(5)	$26,213

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows the net carrying value (amortized cost) and estimated fair value of investments at September 30, 2012 by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,804	$2,804
Due after one year through three years	—	—
Due after three years	882	923

Total investments	$3,686	$3,727

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2012 and December 31, 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	September 30, 2012		December 31, 2011
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$—	$—	$3,810	$(1)
U.S. Government notes	—	—	6,758	(4)

	$—	$—	$10,568	$(5)

We had no realized gains or losses on the sale of our debt securities for the three months ended September 30, 2012, and realized gains of $3,000 and no losses for the nine months ended September 30, 2012. We had realized gains of $8,000 and losses of $22,000 for the three months ended September 30, 2011 and realized gains of $35,000 and losses of $44,000 for the nine months ended September 30, 2011.

We recognized unrealized gains of $41,000 and no unrealized losses in accumulated other comprehensive income as of September 30, 2012. We recognized unrealized gains of $16,000 and unrealized losses of $5,000 as of December 31, 2011.

Auction Rate Securities

At September 30, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Maturity dates for our auction rate municipal securities are 2030 and 2036. Given the extent of the decline in fair value associated with our auction rate securities, we recognized an other-than-temporary impairment of $11,000, before taxes, during the nine months ended September 30, 2012. No other-than-temporary impairments were recognized during the three months ended September 30, 2012 or during the three and nine months ended September 30, 2011. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not that we would be required to sell the investment before recovery of the investment’s amortized cost basis.

As a result of failed auctions, our auction rate instruments are not currently liquid. Due to the continuation of the unstable credit environment, we believe that the recovery period for most of our auction rate instruments will exceed 12 months. Accordingly, we have classified the fair value of the auction rate instruments that were not redeemed prior to September 30, 2012 as long-term.

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

The following tables summarize fair value measurements by level at September 30, 2012 and December 31, 2011 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

	Level 1		Level 2		Level 3		Total
Description	2012	2011	2012	2011	2012	2011	2012	2011
Investments	$2,804	$—	$—	$25,311	$923	$902	$3,727	$26,213

Total assets at fair value	$2,804	$—	$—	$25,311	$923	$902	$3,727	$26,213

The fair values of some investment securities included within our investment portfolio were based on quoted market prices from various stock and bond exchanges. Certificates of deposit have original maturities greater than 90 days and less than one year. Certain of our debt securities were classified at fair value utilizing Level 2 inputs in the prior year. For these securities, fair value was measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions.

The fair values of our auction rate instruments are classified in Level 3 because they are valued using a trinomial discount model due to insufficient observable auction rate market information available to determine the fair value of these investments. The determination of the fair value of the auction rate instruments employs assumptions including financial standing of the issuer of the instruments, final stated maturities, estimates of the probability of the issue being called prior to final maturity (ranging from 84.0% to 87.6%), estimates of the probability of defaults (ranging from 11.9% to 14.1%) and recoveries (ranging from 40% to 60%), expected changes in interest rates paid on the securities, interest rates paid on similar instruments, and an estimated illiquidity discount (ranging from 3.5% to 4.5%) due to extended redemption periods. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the probability of principal returned prior to maturity and the liquidity risk premium.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2012 and 2011. The following table sets forth the reconciliation of beginning and ending balances for each major category of assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 31, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$923	$954	$902	$951
Losses included in earnings	—	(21)	(11)	(21)
Gains included in other comprehensive income	—	—	32	3

Balance as of September 30	$923	$933	$923	$933

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current:
Federal	$6	$7	$19	$18
State and local	16	25	51	131

Total Current	22	32	70	149

Deferred:
Federal	$—	$—	$—	$—
State and local	—	—	—	—

Total Deferred	—	—	—	—

Income tax expense	$22	$32	$70	$149

Effective income tax rate	0.6%	0.9%	2.5%	3.4%

Our effective tax rate for the three and nine month periods ended September 30, 2012 is impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of September 30, 2012 and December 31, 2011, the net deferred tax assets are offset by full valuation allowances because it is not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three and nine month periods ended September 30, 2012. Income tax expense for the three and nine months ended September 30, 2012 and 2011 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three and nine month periods ended September 30, 2012, there were no significant changes to the liability for unrecognized tax benefits. All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax. The total amount of unrecognized tax benefits at each of September 30, 2012 and December 31, 2011 was $610,000 and $614,000, respectively. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic Loss
Net loss	$(3,549)	$(3,800)	$(2,893)	$(4,546)
Weighted average shares outstanding	19,017	18,838	18,968	18,798
Basic loss per common share	$(0.19)	$(0.20)	$(0.15)	$(0.24)

Diluted Loss
Net loss	$(3,549)	$(3,800)	$(2,893)	$(4,546)
Weighted average shares outstanding	19,017	18,838	18,968	18,798
Effect of dilutive securities
Stock options	—	—	—	—
Restricted stock	—	—	—	—

Weighted average common shares and potential dilutive shares	19,017	18,838	18,968	18,798
Diluted loss per common share	$(0.19)	$(0.20)	$(0.15)	$(0.24)
Anti-dilutive options (excluded from diluted net loss per share computations)	489	705	363	448

6. Stock-Based Compensation

We have stock incentive plans through which employees and directors have been or are granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures and associated income tax effect, were as follows for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	$15	$18	$46	$53
Restricted stock	434	414	1,485	1,206

	449	432	1,531	1,259
Income tax effect	174	166	594	486

	$275	$266	$937	$773

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

7. Restructuring Charges

At September 30, 2012 and December 31, 2011, we included short-term restructuring reserves of $1.1 million and $1.3 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $317,000 and $1.0 million at September 30, 2012 and December 31, 2011, respectively, and were included in “Other long-term liabilities.” The decline in restructuring reserves relates primarily to lease payments for previously closed vision centers during the three and nine months ended September 30, 2012.

The following table summarizes the restructuring reserve for the three and nine months ended September 30, 2012 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2011	$20	$2,298	$2,318
Liabilities recognized	—	—	—
Payments	(20)	(291)	(311)

Balance at March 31, 2012	$—	$2,007	$2,007
Liabilities recognized	—	—	—
Payments	—	(294)	(294)

Balance as of June 30, 2012	$—	$1,713	$1,713
Liabilities recognized	—	10	10
Payments	—	(303)	(303)

Balance as of September 30, 2012	$—	$1,420	$1,420

8. Debt

We prepaid our outstanding bank loan in full in June 2012, reducing our total debt to zero. Our outstanding debt was $4.0 million as of December 31, 2011, of which $3.0 million was due within 12 months.

9. Comprehensive Income (Loss)

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustment	$739	$572
Unrealized investment gain	41	11

Accumulated other comprehensive income	$780	$583

The components of comprehensive loss consisted of the following for the following periods (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(3,549)	$(3,800)	$(2,893)	$(4,546)
Unrealized investment (loss) gain	—	(54)	30	(97)
Foreign currency translation	189	(258)	167	(149)

Comprehensive loss	$(3,360)	$(4,112)	$(2,696)	$(4,792)

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Commitments and Contingencies

Our business results in medical malpractice lawsuits. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through September 30, 2012 could differ from the amounts recorded. At September 30, 2012 and December 31, 2011, we maintained insurance reserves of $6.9 million and $7.2 million, respectively, of which $909,000 and $951,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.1 million to $12.2 million at September 30, 2012. We record any adjustment to these estimates in the period determined.

During 2012, we entered into certain marketing commitments which require us to spend an aggregate of $1.1 million over the next three years.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of September 30, 2012, and the results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2011. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended September 30, 2012 include (all comparisons are with the same period of 2011):

•	Revenues were $20.0 million compared with $21.8 million; adjusted revenues were $19.5 million compared with $20.8 million.

•	Procedure volume was 11,510 procedures versus 12,444 procedures.

•

Operating loss narrowed to $3.7 million from $4.1 million; adjusted operating loss narrowed to $4.2 million from $5.0 million. The improvement reflects a decrease in variable costs, lower general and administrative costs and a decrease in spending on marketing and advertising, offset partially by costs incurred in connection with our business expansion initiatives.

•	Marketing cost per eye was $417 compared with $426.

•	Net loss was $3.5 million, or $0.19 per share, compared with a net loss of $3.8 million, or $0.20 per share.

Key financial highlights for the nine months ended September 30, 2012 include (all comparisons are with the same period of 2011):

•	Revenues increased 3.6% to $81.3 million from $78.5 million; adjusted revenues increased 5.6% to $79.3 million from $75.1 million.

•	Procedure volume increased 3.4% to 46,912 procedures from 45,382 procedures.

•

Operating loss was $3.3 million, a $1.6 million improvement from an operating loss of $4.9 million; adjusted operating loss was $5.2 million, a $2.8 million improvement from an adjusted operating loss of $8.0 million. The improvement reflects higher procedure revenue, lower variable costs, a decrease in general and administrative expenses and a decline in depreciation expense, offset partially by higher spending on marketing and advertising and costs incurred in connection with our business expansion initiatives.

•	Marketing cost per eye was $390 compared with $391.

•	Net loss was $2.9 million, or $0.15 per share, a $1.6 million improvement from a net loss of $4.5 million, or $0.24 per share.

•

Cash and investments totaled $34.9 million as of September 30, 2012, compared with $44.8 million as of December 31, 2011. The cash and investment balance for the first nine months of 2012 was impacted primarily by $4.0 million of payments to retire all outstanding debt, $2.3 million of investment in developing the cataract services business, and $5.7 million of changes in working capital, offset partially by $2.1 million of cash sources from other activity.

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

	2012	2011
First quarter	20,987	18,857
Second quarter	14,415	14,081
Third quarter	11,510	12,444
Fourth quarter		14,205

Year	46,912	59,587

As of September 30, 2012, we operated 53 LasikPlus® vision centers in the United States.

Economic conditions in the United States have resulted in cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. We have no immediate plans to open any new full service vision centers until we move closer to sustained profitability in our core laser vision correction business. We will open a satellite LasikPlus® vision center in Chicago during the fourth quarter to leverage our marketing spending in that market. The satellite center will perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Reported U.S. GAAP	$20,009	$21,790	$81,298	$78,489
Adjustments
Amortization of prior deferred revenue	(555)	(1,031)	(2,043)	(3,437)

Adjusted revenues	$19,454	$20,759	$79,255	$75,052

Operating Loss
Reported U.S. GAAP	$(3,747)	$(4,102)	$(3,321)	$(4,889)
Adjustments
Amortization of prior deferred revenue	(555)	(1,031)	(2,043)	(3,437)
Amortization of prior professional fees	56	103	204	344

Adjusted operating loss	$(4,246)	$(5,030)	$(5,160)	$(7,982)

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Same Period in 2011

Revenues

In the third quarter of 2012, revenues decreased by $1.8 million, or 8.2%, to $20.0 million from $21.8 million in the third quarter of 2011. Procedure volume decreased 7.5% to 11,510 in the third quarter of 2012 from 12,444 in the third quarter of 2011. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,690 in the third quarter of 2012 from $1,668 in the third quarter of 2011, and decreased from $1,699 in the second quarter of 2012. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(1,557)
Impact from increase in average procedure price, adjusted for revenue deferral	252
Change in deferred revenue	(476)

Decrease in revenues	$(1,781)

The decrease in procedure volume during the third quarter was driven, in part, by continued cautious consumer spending, as well as by factors specific to our direct-to-consumer marketing model that made it difficult to have our advertising messages heard. These impacts were partially offset by improved operational metrics, including appointment show rate and conversion rate.

Operating costs and expenses

Our operating costs and expenses include:

•

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and other services, and per procedure license fees paid to the equipment suppliers of our excimer and femtosecond lasers,

•

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff compensation, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including corporate headquarters and call center staff expense, and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the third quarter of 2012, totaling $4.6 million, decreased by $533,000, or 10.3%, from the third quarter of 2011. The decrease was due to a decrease in our license and physician fees due to lower procedure volume and the renegotiation of license fees with one of our suppliers. The amortization of the deferred medical professional fees attributable to prior years was $56,000 in the third quarter of 2012 and $103,000 in the third quarter of 2011.

Direct costs of services

Direct costs of services decreased $393,000, or 3.8%, in the third quarter of 2012 to $10.1 million from $10.5 million in the third quarter of 2011. The decrease was due primarily to lower insurance costs of $297,000 because of favorable actuarial valuation changes resulting from updated claims experience, state taxes of $159,000 primarily due to a prior year unfavorable state sales tax settlement and other operating expenses of $166,000, due to the timing of vision center renovations activity in 2012 compared with 2011. Partially offsetting the decreases was an increase in salary expense of $347,000 due to merit increases and new positions.

General and administrative

General and administrative expenses decreased in the third quarter of 2012 by $549,000, or 15.3%, from the third quarter of 2011, due primarily to decreased professional fees from the prior year related to business expansion initiatives.

Marketing and advertising

Marketing and advertising expenses in the third quarter of 2012 decreased by $502,000, or 9.5%, from the third quarter of 2011. These expenses were 24.0% of revenues in the third quarter of 2012, compared to 24.3% during the same period of 2011. Adjusted marketing cost per eye, excluding new business spend, decreased to $413 in the third quarter of 2012 compared with $426 in the same period of 2011. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the third quarter of 2012 by approximately $235,000, or 16.1%, to $1.2 million, from $1.5 million in the third quarter of 2011. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Impairment and restructuring charges

During the third quarter of 2012 we recorded restructuring charges of $10,000 as an adjustment to previous estimates for contract termination costs for closed vision centers. We did not record any impairment or restructuring charges in the third quarter of 2011.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $33,000 in the third quarter of 2012. Gain on sale of assets was $99,000 in the same period of 2011.

Non-operating income and expenses

Net investment income and other in the third quarter of 2012 decreased $114,000, or 34.1%, due primarily to lower yields and reduced investment balances.

Income taxes

Income tax expense for the third quarter of 2012 and 2011 included the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Same Period in 2011

Revenues

In the nine months ended September 30, 2012, revenues increased by $2.8 million, or 3.6%, to $81.3 million from $78.5 million in the nine months ended September 30, 2011. Procedure volume increased 3.4% to 46,912 in the nine months ended September 30, 2012 from 45,382 in the nine months ended September 30, 2011. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,689 in nine months ended September 30, 2012 from $1,654 in the nine months ended September 30, 2011. The components of the revenue change include (dollars in thousands):

Increase in revenue from higher procedure volume	$2,530
Impact from increase in average procedure price, adjusted for revenue deferral	1,673
Change in deferred revenue	(1,394)

Increase in revenues	$2,809

Medical professional and license fees

Medical professional and license fees in the nine months ended September 30, 2012, totaling $19.1 million, decreased by $97,000, or 0.5%, from $19.2 million during the nine months ended September 30, 2011. The decrease was due to lower enhancement costs of $1.1 million related to improvements in our enhancement rates in 2012 which have resulted in lower expected costs compared to unfavorable experience for previously closed vision centers in 2011. Offsetting the decrease was increased physician fees of $347,000 and license fees of $594,000 associated with increased procedure volumes partially offset by lower per-procedure costs due to renegotiated license fees with a supplier. The amortization of the deferred medical professional fees attributable to prior years was $204,000 in the nine months ended September 30, 2012 and $344,000 in the same period of 2011.

Direct costs of services

Direct costs of services in the nine months ended September 30, 2012 increased $1.5 million, or 4.8%, to $33.5 million from $31.9 million in the same period of 2011. The increase was due primarily to salaries, benefits, and stock compensation expense of $1.4 million related to merit increases and filling open and new positions, including our business expansion roles. Additional increases included financing fees of $316,000 and bad debt expense of $150,000 as a result of increased procedure volume and changes in financing plan mix and insurance costs of $100,000. Partially offsetting the increases was a decrease in rent expense of $256,000 from recent favorable negotiations of leases and state taxes of $302,000 due to unfavorable audit assessments in the prior year.

General and administrative

General and administrative expenses decreased in the nine months ended September 30, 2012 by $426,000, or 4.0%, from the nine months ended September 30, 2011, due primarily to decreased professional services related to business expansion initiatives in 2011.

Marketing and advertising

Marketing and advertising expenses increased in the nine months ended September 30, 2012 by $553,000, or 3.1%, from the nine months ended September 30, 2011. These expenses were 22.5% of revenues in the nine months ended September 30, 2012, compared with 22.6% during the nine months ended September 30, 2011. Adjusted marketing cost per eye, which excludes the impact of new business marketing spend of $442,000 decreased to $381 in the nine months ended September 30, 2012 compared with $391 in the same period of 2011. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the nine months ended September 30, 2012 by $603,000, or 13.9%, to $3.7 million, from $4.3 million in the nine months ended September 30, 2011. Due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers in 2009 and 2010, our depreciable base of assets has decreased.

Impairment and restructuring charges

The net impairment and restructuring charges in the nine months ended September 30, 2012 were $47,000, which were comprised of impairment charges to reduce the carrying amount of long-lived assets in one vision center and adjustments to previous estimates for contract termination costs for closed vision centers. We incurred restructuring charges totaling $56,000 for the nine months ended September 30, 2011, comprised primarily of adjustments to previous estimates for contract termination costs for closed vision centers and additional severance costs.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $221,000 in the nine months ended September 30, 2012. Gain on sale of assets was $498,000 for the nine months ended September 30, 2011.

Non-operating income and expenses

Net investment income and other in the nine months ended September 30, 2012 increased $6,000, or 1.2%, due primarily to a reduction in interest expense as a result of paying off our debt balance in June 2012. Additionally, interest income on patient receivables increased $158,000 due to higher outstanding accounts receivable balances, offset by lower yields on investment income of $167,000.

Income taxes

Income tax expense for the nine months ended September 30, 2012 and 2011 includes the interest unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At September 30, 2012, we held $34.0 million in cash and cash equivalents and short-term investments, a decrease of $9.9 million from $43.9 million at December 31, 2011. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Nine Months Ending
	September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(4,960)	$(2,453)
Investing activities	21,715	5,619
Financing activities	(4,304)	(2,828)
Net effect of exchange rate changes on cash and cash equivalents	167	(143)

Net increase in cash and cash equivalents	$12,618	$195

Cash used in operating activities was $5.0 million for the nine months ended September 30, 2012 compared to $2.5 million for the same period of 2011. Although earnings increased in 2012 compared with 2011, increases in patient receivables, coupled with decreases in accounts payable and accrued liabilities, have resulted in decreased cash from operations in 2012 compared with 2011. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. Efforts have continued regarding cost control and cash conservation in order to maintain efficiencies in many discretionary areas.

At September 30, 2012, working capital amounted to $24.3 million compared to $29.7 million at December 31, 2011. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 217.4% of current liabilities at September 30, 2012, compared to 187.1% at December 31, 2011.

We continue to offer our own patient financing. As of September 30, 2012, we had $4.2 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $1.0 million, or 33.2% from December 31, 2011. In 2012, the amount of revenue internally financed has increased from the same period in 2011. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was approximately 1% of revenue for the nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, we purchased $39.7 million of investment securities and received proceeds from the sale of investment securities of $62.1 million. As our investments in corporate debt obligations matured in 2012, we purchased money market funds and certificates of deposit due to minimal returns on corporate debt. As of September 30, 2012, our cash and investment portfolio is comprised primarily of cash and certificates of deposit due to the low investment yields in the current market.

At September 30, 2012 and December 31, 2011, we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments are municipal bonds. Our auction rate instruments are not currently liquid. Maturity dates for our auction rate securities are 2030 and 2036. We have not redeemed any auction rate instruments in the first nine months of 2012. In 2011, issuers called at par $25,000 of the related securities, and we redeemed an additional $1.1 million at 81% of original par value. See Note 2 to the Condensed Consolidated Financial Statements for further information regarding our auction rate security investments.

During June 2012 we prepaid our remaining outstanding debt because the interest rate applicable to the debt exceeded our investment return rate. Loan repayments of $4.0 million for the nine months ended September 30, 2012 reflect an increase of $1.4 million, compared to the same period in 2011, due to our prepayment.

We have not opened any new full service vision centers in 2012 or 2011. Capital expenditures for the nine months ended September 30, 2012 and 2011 were $973,000 and $869,000, respectively, primarily associated with our business expansion initiatives.

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

Long-term investments are comprised of auction rate securities that are currently failing auction. These investments are recorded at fair value using a trinomial discount model. We are divesting all auction rate securities as the market allows. There can be no assurance, however, that the issuers of the auction rate securities that we hold will redeem them in advance of their maturity or the restoration of a regularized auction market.

We have a low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Operating Officer (COO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2012. Based on this evaluation, the COO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the COO and CFO, an evaluation of our internal control over financial reporting was performed as of September 30, 2012. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LCA-VISION INC.

Date: November 1, 2012	/s/ David L. Thomas
David L. Thomas
Chief Operating Officer

Date: November 1, 2012	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Senior Vice President of Finance,
Chief Financial Officer and Treasurer