Form 10-K
period 2012-12-31
LCA VISION INC
filed 2013-03-13
CIK 1003130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, was approximately $81.8 million based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant’s Common Stock as of February 15, 2013 was 19,050,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 21, 2013 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Report.

LCA-VISION INC.

FISCAL YEAR 2012 FORM 10-K ANNUAL REPORT

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

Item 1. Business

Background and History of Company

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and the ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1996. We have performed over 1.2 million laser vision correction procedures in our vision centers in the United States and Canada since 1996.

As of December 31, 2012, we operated 54 LasikPlus® fixed-site laser vision correction centers generally located in metropolitan markets in the United States, including two vision centers licensed to ophthalmologists who operate using our trademarks and four satellite vision centers which perform preoperative and postoperative care for patients living considerable distances from our full service vision centers. Beginning in 2011, we began offering standard cataract, premium intraocular lens (“IOL”) and implantable Collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye Institute® brand. In 2012 we expanded these initiatives to ten total markets utilizing the existing infrastructure in our laser vision correction centers. We expect this diversification, if successful, to lessen the impact of economic downturns over the long-term.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our vision centers. Financial information concerning revenues, profit and loss and total assets are contained in “Item 8. Financial Statements and Supplementary Data” under “Consolidated Balance Sheets” and “Consolidated Statements of Operations and Comprehensive Loss.” See Note 1 of the “Notes to Consolidated Financial Statements” for financial information by geographic area.

Procedure volume and revenues in our industry is highly correlated with the Consumer Confidence Index and has been severely affected by the general economic slowdown in the United States. In general, industry demand peaked during 2007 when there was strong consumer confidence, declined through 2010 with declining consumer confidence and began to improve in 2011 and 2012. However, industry reports anticipate demand for laser vision correction procedures to remain soft in 2013.

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

We provide primarily two types of procedures in our vision centers:

LASIK

In 1996, we began performing LASIK, which continues to account for the majority of the laser vision correction procedures performed in the United States. In LASIK procedures, our surgeons use a femtosecond laser to create a thin flap in the cornea, which remains hinged to the eye. The surgeon then lays back this corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The surgeon then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea. Because the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than Photorefractive Keratectomy (“PRK”), with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit.

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

LASIK and PRK procedures are performed using the same excimer lasers and offer the same results after healing occurs. Each has its advantages. Based on the pre-procedure examination and assessment, our doctors determine which laser correction procedure is best for each patient.

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

Since the U.S. Food and Drug Administration (“FDA”) approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 15.8 million eyes have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 625,000 laser vision correction procedures performed in 2012, an increase of less than 1% from 2011. An industry report on the U.S. refractive market estimates that 2013 laser vision correction procedures are forecasted to increase 7% over 2012 and the potential market for laser vision correction procedures in the United States is approximately 146 million procedures. Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source: Market Scope, February 2013

(f) = 2013 data forecasted by Market Scope, February 2013

(a) = Market Scope recast 2011 and 2012 estimated laser vision correction volume, but did not recast years 2010 and prior.

Our Business Strategy

Our business strategy is to transform lives by providing quality laser vision correction services at an affordable price. We generally operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their medical services.

We intend to grow our business through increased penetration in our current markets and, after the economy and our cash flow improve, expansion into new markets. Key elements of our business strategy include:

•	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists

•	Providing patients with continuity of care under our “LasikPlus Advantage Plan®”

•	Providing attractive patient financing alternatives

•	Nurturing relationships with leading managed care providers in the United States and partnership programs to source additional patients

•	Developing and implementing innovative direct-to-consumer marketing campaigns

•	Establishing and maintaining a partner network of independent optometrists to share patients

•	Adding complementary products and services

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

Providing patients with continuity of care under our “LasikPlus Advantage Plan®”

We strive to achieve high patient satisfaction and have established the “LasikPlus Advantage Plan®,” the goal of which is to achieve the level of visual correction agreed to by the patient and physician. A patient’s care begins with our initial contact with the prospective patient. We train our call center personnel to answer questions regarding procedures and generally we provide potential patients access both to a physician to address more difficult inquiries and to past patients who can relate procedure experience. In the vision center, we provide potential patients a free eye evaluation with the local vision center’s optometrist or independent ophthalmologist as well as a consultation focused on educating the patient on vision correction procedures and how the procedure may help correct the patient’s specific refractive vision disorder. The ophthalmologist will determine whether the patient is a candidate and review the risks associated with the procedure and what results the patient may expect after the procedure. Additionally, we design our vision centers to create a patient-friendly environment to reduce any anxiety associated with having laser vision correction. We schedule post-surgical follow-up appointments with patients who have received the procedure to monitor results and provide enhancements to those patients who did not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our patient satisfaction surveys indicate that they are satisfied with the care that they received in our vision centers.

Providing attractive patient financing alternatives.

Because laser vision correction procedures are elective and generally not reimbursable by third party payers, including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. A significant percentage of our patients finance some or all of the cost of their procedure. We work closely with an unaffiliated third-party finance company that offers multiple payment plans to qualifying patients. These payment plans typically provide for payments over a 12-month to 60-month period. We bear no credit risk for loans made under this third-party program. For patients not qualifying for these plans, we offer our own direct financing in which we charge an up-front fee, with the remaining balance paid by the patients in installments over a period of 12 to 36 months. We bear the credit risk of our own direct financing programs.

Nurturing relationships with leading managed care providers in the United States and partnership programs to source additional patients.

With a large number of employers offering vision services in their employee benefit packages, we continue to nurture, develop and grow relationships with managed care organizations, through which we offer discounted rates to plan participants. In general, the plan participant, and not the managed care organization, is responsible for the payment of our fees under these arrangements. We currently have agreements with most of the largest health and vision plans. In addition to the discounted programs, a small number of plans offer a funded, insured LASIK product that covers a portion of the procedure cost.

We continue to participate in partnership programs that have proven to be successful. These programs allow for their members to obtain reward points or discounts for attending a pre-operative appointment and for having the laser vision correction procedure performed. We will continue to evaluate expansions or terminations of these programs as well as explore opportunities for more partnership programs in 2013 and beyond.

We also partnered with the Wounded Warrior Project and Fisher House Foundation beginning in 2010 to provide laser vision correction at no cost to wounded U.S. military veterans and their primary caregivers. Our surgeons offer their services at no cost and our vendors support us in this cause.

Developing and implementing innovative consumer marketing campaigns.

Our marketing programs seek to reinforce the LasikPlus® brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of traditional and online radio, internet, social media, mobile, print media and/or direct mail campaigns, among other strategies. In most advertisements, we provide prospective patients a website address and a toll-free number to contact us. Our call center representatives answer initial questions that potential patients may have, and attempt to schedule eye evaluation appointments with the local vision center to determine whether the prospective patient is a candidate for laser vision correction. We are also reaching new prospective patients through innovative programs such as partnerships with other companies that provide their members with options such as reduced out-of-pocket procedure costs or other incentives. With the support of advertising agencies, we continue to refine our branding to differentiate LasikPlus® from our competitors and to continually develop more compelling messages.

Adding complementary products and services.

We began expanding our patient care model in 2011 to include other medical and surgical eye services and products. We desire to diversify into related eye-health businesses to leverage our capabilities and resources, drive more revenue through our existing vision centers, capitalize on our past patients and high patient satisfaction rate, and lessen the impact of future economic downturns. Our focus is on programs that require minimal up-front investment and that we can roll out in a modular approach, allowing for phased introductions. We are also developing a partner network with optometrists and other eye health care providers. We see a partner network as an opportunity to make ourselves known to patients of optometrists and other eye health providers and to share in the care of those patients, whether for laser vision correction or cataract services.

During the third quarter of 2011 we began offering standard cataract and premium IOL services in two of our LasikPlus® markets under our new Visium Eye Institute® brand. As of December 31, 2012, we had 10 Visium Eye Institute® centers. Expansion into cataract services capitalizes on our current multi-site operation and clinical skills, while exposing us to a growing potential patient population of “Baby Boomers” as they begin to approach 70 years of age. Industry analysts estimate the cataract market is currently four times as large as the laser vision correction market. This expansion into cataract and premium IOL services is an expansion from our current model of operating solely in a self-pay environment and into services generally paid by third-party payers, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Additionally, while the pre-operative and post-operative exams are performed in our vision centers, the surgeries are performed at independent ambulatory surgery centers. Our revenue from cataract services was not significant in 2012 and we do not anticipate it to represent a significant portion of our operations in 2013. Attracting new patients remains the most significant challenge with growing our Visium Eye Institute® business. We are also offering ICL surgery in our Visium Eye Institute® markets. This procedure is not covered by Medicare or other third-party payers, but it is appropriate for some patients who are not candidates for LASIK due to conditions such as extreme nearsightedness, uncertain corneal topography or insufficient corneal thickness.

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

Employees

As of December 31, 2012, we had approximately 381 employees, 335 of whom were full-time. The number of employees included 87 optometrists and independent ophthalmologists employed by professional corporations with which we have contracts. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relations with our employees are good.

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

Government Regulation

Extensive federal, state and local laws, rules and regulations affecting the healthcare industry and the delivery of healthcare apply to our operations. Some of these include laws and regulations, which vary significantly from state to state, prohibiting unlawful rebates and division of fees, and limiting the manner in which we may solicit prospective patients. Furthermore, state and federal laws, some of which may be applicable to our business operations, extensively regulate contractual arrangements with surgery centers, ophthalmologists and optometrists.

The following is a more detailed description of certain laws and regulations that affect our operations.

Restrictions on medical devices

In the United States, the FDA regulates the use, manufacturing, labeling, distribution and marketing of medical devices, including excimer and femtosecond lasers and certain other equipment that we use in laser vision correction surgery.

Once medical device manufacturers obtain FDA approval, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA imposes restrictions and requirements regarding the labeling and promotion of medical devices with which we must comply.

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

The FDA requires that some medical facilities report serious injuries involving medical devices to device manufacturers and deaths involving medical devices to the FDA. The FDA requires that subject medical facilities have specific written procedures regarding such reporting obligations. Those of our vision centers that meet the FDA’s definition of user facilities are subject to these requirements. Although we believe that our procedures meet regulatory requirements, if the FDA determines that our procedures or our reporting practices are not adequate, we could be subject to FDA enforcement action. FDA enforcement action could discourage potential patients from having laser vision correction, or could limit our ability to use medical devices, potentially having a material adverse effect on our business, financial condition and results of operations by decreasing the total number of procedures that we perform.

Regulations require manufacturers to obtain a supplemental FDA authorization for new uses of existing medical devices. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices that we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices that we use may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use our medical devices. These and other regulatory actions could limit the supply of devices that we use or our ability to use them, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

FDA LASIK Review

The FDA’s advisory board on ophthalmic devices began reviewing concerns about post-LASIK surgery quality of life matters in 2010, and the FDA has commenced a major new study on LASIK outcomes and quality of life. The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry. The outcome of this review or legal or regulatory action potentially could impact negatively the acceptance of LASIK.

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

Courts have interpreted the Anti-Kickback Statute to require proof of a knowing and willful intent to induce or arrange for referrals or for other business reimbursable under the Federal health care programs. Thus, the extent to which conduct is motivated by inducing or arranging for referrals will, in large part, determine liability under the statute. To prove a violation of the Anti-Kickback Statute, it must be shown that the remuneration between two parties was intended to induce the referral of business payable under the federal health care programs. The U.S. Health and Human Services Office of Inspector General (“OIG”) has defined a narrow set of circumstances that create “safe harbors” from prosecution and enforcement under the Anti-Kickback Statute. The safe harbors have specific defined elements that must be met to give protection to a particular transaction. The OIG has stated that if a person participates in an arrangement that fully complies with a given safe harbor, he or she will be assured of not being prosecuted criminally or civilly for the arrangement that is the subject of that safe harbor.

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

Cataract services are reimbursable under Medicare, and thus the Anti-Kickback Statute may apply to our Visium Eye Institute® cataract business. Our arrangements with ophthalmologists and optometrists providing cataract services may not fit within a safe harbor to the Anti-Kickback Statute. However, the OIG has stated that the optional regulatory safe harbors do not purport to define the full range of lawful activity, and payment practices that do not fully comply with a safe harbor may still be lawful if no purpose of the payment practice is to induce referrals of Federal health care program business. We believe that our arrangements with ophthalmologists and optometrists providing cataract services comply with the Anti-Kickback Statute. However, if the OIG were to challenge successfully our arrangements with ophthalmologists and optometrists providing cataract services, we may be required to restructure such arrangements and/or be subject to civil or criminal fines and penalties, including the exclusion of our company and the ophthalmologists and optometrists from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We believe that any referrals between or among the company, the ophthalmologists and optometrists providing cataract services, and the facilities at which cataract procedures are performed will be for services that are not designated health services under the Stark Law. For example, services for which payment is included in the ambulatory surgical center composite rate (e.g., IOLs used in cataract surgery) are not designated health services. If the ophthalmologists, optometrists or contracted surgical facilities make referrals between or among themselves for any designated health service, we will endeavor to structure their arrangements either to be exempt from the Stark Law or to meet a statutory or regulatory exception to the Stark Law prohibitions. If these arrangements are found to violate the Stark Law, we may be required to restructure such arrangements or be subject to civil or criminal fines and penalties, including the exclusion of our company, the ophthalmologists and optometrists, and the facilities from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, which are applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

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

In 2009 the FDA issued a letter to eye care professionals noting that the FDA’s Ophthalmic Devices Panel had received complaints that advertisements for LASIK procedures and FDA-approved lasers used for LASIK procedures failed to inform consumers of the indications, limitations, and risks associated with LASIK procedures and the approved lasers used for the LASIK procedures. In this letter, the FDA said that an advertisement may be considered misleading if it fails to reveal facts that are material to representations made in the advertisement. In September 2011, the FDA issued a second letter to eye care professionals emphasizing the importance of providing adequate risk information in advertisements of FDA-approved lasers used in refractive procedures. The September 2011 letter stated that eye care professionals had 90 days from the letter’s date to correct any non-compliant advertisements and promotional materials and that the FDA may take regulatory action against eye care professionals whose advertisements and promotional materials violate FDA regulations. In 2012, the FDA issued warning letters to five eye care professionals to stop misleading advertising and promotion of refractive lasers. We believe that we have structured our advertising practices to be in material compliance with FDA and FTC regulations and guidance. However, we cannot be certain that the FDA or the FTC will not determine that our advertising practices are in violation of such laws and guidance.

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

Although we have endeavored to comply with these regulations, a finding of lack of compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

We incurred losses in 2010, 2011 and 2012, and expect to continue to incur losses in 2013.

Our procedure volume remained consistent in 2012 compared with 2011, and we incurred losses in both years due in large part to continued weak consumer confidence, a weak overall economy, high unemployment and investment in our cataract services expansion. We sustained losses in three quarters in 2011 and three quarters in 2012. We anticipate that in 2013 we will continue generating losses and negative cash flows. These continued losses have reduced our working capital. At December 31, 2012 and 2011, we had approximately $34.5 million and $44.8 million, respectively, in cash and investments. We are uncertain as to how long the negative economic and industry conditions will continue. There could be a number of other effects from these adverse economic conditions on our business, including reduced consumer demand for our services; insolvency of our patients, resulting in increased provisions for credit losses; insolvency of our key equipment suppliers; inability of consumers to obtain credit to finance some or all of the cost of their procedures; and decreased consumer confidence. If macroeconomic conditions do not improve, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Recessionary economic conditions, uncertainty in the credit markets, a period of rising energy costs and depressed housing prices have all contributed to a deterioration in volume of procedures performed, especially for patients at middle- and lower-income levels. Depressed consumer confidence negatively impacts our financial performance. The current market conditions in the credit markets and high unemployment have created uncertainty and caused potential patients to be more cautious in their purchasing decisions.

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

Our business relies heavily upon direct-to-consumer marketing.

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

Our expansion into new services or products beyond laser vision correction may not be successful.

Beginning in 2011, we began offering standard cataract, premium IOL and ICL services in certain of our existing markets under our new Visium Eye Institute® brand. In 2012 we expanded these initiatives to ten total markets utilizing our existing infrastructure from our laser vision correction centers. This diversification requires us to incur start-up losses, and we have not received significant revenues from these services. Our diversification into cataract services may not be successful, and we can give no assurance that we can develop these opportunities or that we will have adequate capital to do so.

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

Throughout 2012, we continued to feature our ophthalmologists in local marketing materials. If we are unable to retain these featured ophthalmologists, our ability to maintain operations at existing vision centers and attract patients could be negatively affected.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the patient to pay a fee up-front, with the remaining balance paid by the patient in up to 36 monthly installments. As of December 31, 2012, we had $5.5 million in gross patient receivables, compared to $4.8 million as of December 31, 2011. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues. If the uncollectible amounts exceed the amounts that we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.

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

We currently rely primarily on AMO to provide us with femtosecond lasers and patient interface kits, the devices used to create the corneal flap in the LASIK procedure, and McKesson for other disposable items required for LASIK. If we were to require alternate or additional suppliers, there can be no assurance that such items would be available in the quantities, at the costs or within the time frames that we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could adversely affect our business, financial condition and results from operations.

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

Our business depends heavily on advertising, which is subject to regulation by the Federal Trade Commission (“FTC”) and various state boards of medicine and optometry. We are subject to a 2003 FTC Consent Order in which it was agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the FTC, will not restrict our laser vision correction services, or otherwise result in negative publicity and damage our reputation.

Our business may be adversely impacted by health care reform.

The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act (“HCERA,” and together with PPACA the “Affordable Care Act”) was signed into law on March 23, 2010. The Affordable Care Act contains provisions affecting numerous aspects of the health care and insurance industries. Effective in 2013, the Affordable Care Act will limit flexible spending account contributions to $2,500, which may negatively impact our business because many of our customers use flexible spending accounts to pay for our procedures. These changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The availability of professional liability insurance has decreased and its cost has increased for a variety of reasons, including reasons outside our control, particularly in certain states. A future increase in cost could adversely affect the results of operations of our business, and a future lack of availability of coverage for us or our independent ophthalmologists could result in increased exposure to liability and potentially limit our ability to expand in certain markets.

We own a captive insurance company and its payment of significant claims could affect our results of operations and financial condition.

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists. Our captive insurance company is capitalized and funded by us based on actuarial studies performed by an independent insurance consulting and management firm. We use the captive insurance company for both the primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. The payment of significant claims by our captive insurance company could adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and one of our laser vision correction centers are located in an office building that we own in Cincinnati, Ohio, which contains approximately 30,000 square feet. Our other laser vision correction centers and our Patient Call and Data Centers are in leased locations. In January 2013, we relocated our Patient Call Center to our corporate headquarters. The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas. Vision centers range in size from approximately 2,400 to 6,900 square feet with lease expiration dates through September 2021.

Item 3. Legal Proceedings

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. In December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, it has disbursed total claims and expense payments of approximately $7.7 million. At December 31, 2012, we maintained insurance reserves of $6.6 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “LCAV.” There were approximately 9,191 record holders of our common stock as of February 15, 2013.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2012		2011
	High	Low	High	Low
First Quarter	$9.24	$2.96	$7.79	$5.66
Second Quarter	7.50	4.00	7.10	4.37
Third Quarter	4.60	3.49	5.52	2.06
Fourth Quarter	4.32	2.80	3.38	1.86

The Board of Directors may declare dividends in its discretion. We did not pay dividends in 2012 or 2011.

Item 6. Selected Financial Data

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All amounts are in thousands of U.S. dollars, except procedure volume and per share data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data:
Revenues	$101,493	$102,983	$99,825	$129,213	$205,176
Operating loss	(9,311)	(6,538)	(21,967)	(36,100)	(8,212)
Net loss	(8,517)	(6,198)	(20,577)	(33,244)	(6,635)
Net loss per common share
Basic	$(0.45)	$(0.33)	$(1.10)	$(1.79)	$(0.36)
Diluted	(0.45)	(0.33)	(1.10)	(1.79)	(0.36)
Cash dividends per common share	$—	$—	$—	$—	$0.24
Selected Operating Data:
Procedure volume	58,525	59,587	56,720	72,776	115,153

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$34,457	$43,879	$51,297	$52,983	$57,328
Working capital	21,052	26,701	33,921	50,587	55,404
Total assets	48,968	66,433	80,481	112,598	157,343
Debt obligations maturing within one year	—	2,978	3,039	3,998	6,985
Long-term debt obligations (less current portion)	—	1,026	4,245	9,145	14,120
Accumulated (deficit) earnings	(49,053)	(38,720)	(31,134)	(9,729)	23,515
Total stockholders’ investment	19,797	26,265	31,130	51,027	82,985

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion provides an understanding of our financial results and condition by focusing on changes in certain key measures from year to year. We have organized Management’s Discussion and Analysis in the following sections:

•	Overview

•	Summary of 2012 Results

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

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

Overview

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues and operating results, therefore, depend on the number of procedures performed and are impacted by a number of factors, including the following:

•	General economic conditions, consumer confidence and discretionary spending levels,

•	Our ability to generate patients through our arrangements with managed care companies, direct-to-consumer advertising, co-management and word-of-mouth referrals,

•	The availability of patient financing,

•	Our ability to manage equipment and operating costs, and

•	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and

•	Our mix of procedures among the different types of laser technology.

Because our revenues are primarily a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, changes in our level of procedure volume can have a significant impact on our level of financial performance. The following table details the number of total procedures performed at our vision centers during the last three fiscal years. Included within total procedure volume are laser vision correction, cataract and implantable collamer lens procedures.

	2012	2011	2010
First Quarter	20,987	18,857	19,066
Second Quarter	14,415	14,081	15,266
Third Quarter	11,510	12,444	11,497
Fourth Quarter	11,613	14,205	10,891

Total Year Procedures	58,525	59,587	56,720

Economic conditions in the United States have resulted in cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. We have no immediate plans to open any new full service vision centers until we move closer to sustained profitability in our core laser vision correction business. We will open a satellite LasikPlus® vision center in northern New Jersey during the first quarter of 2013 to leverage our marketing spending in that market. The satellite center will perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision center in that market. In addition to the use of satellite vision centers we have begun to grow a network of optometrists and other health care providers to share in the care of those patients.

Operating Costs and Expenses

Our operating costs and expenses include:

•	Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

•	Direct costs of services, including staff salaries, taxes and benefits, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

•	General and administrative costs, including corporate headquarters and call center staff expense and other overhead costs,

•	Marketing and advertising costs, and

•	Depreciation of equipment and leasehold improvements.

Summary of 2012 Results

Key financial highlights for the year ended December 31, 2012 include (all comparisons are with 2011):

•	Revenues were $101.5 million compared with $103.0 million; adjusted revenues increased slightly to $99.0 million from $98.6 million.

•	Procedure volume was 58,525 procedures compared with 59,587 procedures.

•	Operating loss was $9.3 million compared with operating loss of $6.5 million; adjusted operating loss was $11.6 million compared with adjusted operating loss of $10.5 million. Operating loss and adjusted operating loss for 2012 included $1.7 million in restructuring and impairment charges, a $2.2 million loss from the start-up operation of the cataract services expansion, and a $239,000 gain on sale of assets, offset by a $1.0 million decline in depreciation expense. Operating loss and adjusted operating loss for 2011 included $140,000 in impairment and restructuring charges and a $618,000 gain on sale of assets.

•	Marketing cost per eye was $394 compared with $381.

•	Net loss was $8.5 million, or $0.45 per share, compared with a net loss of $6.2 million, or $0.33 per share.

•	Cash and investments totaled $34.5 million as of December 31, 2012, compared with $44.8 million as of December 31, 2011. The cash and investment balance for 2012 was impacted primarily by $4.0 million used to retire all outstanding debt prior to maturity, $2.8 million invested in developing the cataract services business, $2.1 million of changes in working capital, and $1.4 million of cash used in other LASIK-related activity.

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

	Twelve Months Ended December 31,
	2012	2011	2010
Revenues
Reported U.S. GAAP	$101,493	$102,983	$99,825
Adjustments
Amortization of prior deferred revenue	(2,516)	(4,376)	(6,151)

Adjusted revenues	$98,977	$98,607	$93,674

Operating Loss
Reported U.S. GAAP	$(9,311)	$(6,538)	$(21,967)
Adjustments
Impact of prior deferred revenue	(2,516)	(4,376)	(6,151)
Amortization of prior professional fees	252	438	615

Adjusted operating loss	$(11,575)	$(10,476)	$(27,503)

Results of Operations

Revenues

In 2012, revenues decreased by $1.5 million, or 1.4%, to $101.5 million, from $103.0 million in 2011, compared to an increase of $3.2 million, or 3.2% in 2011. In 2012, adjusted revenues were $99.0 million compared with $98.6 million in 2011 and $93.7 million in 2010. Procedure volume decreased by approximately 2% in 2012 to 58,525, compared to 59,587 in 2011. The components of the revenue change include the following (dollars in thousands):

	2012	2011	2010
(Decrease) increase in revenues from same-store procedure change	$(1,757)	$11,557	$(15,220)
Decrease in revenue from closed vision centers	—	(6,822)	(11,278)
Impact from increase in average selling prices, before revenue deferral	2,127	198	66
Change in deferred revenues	(1,860)	(1,775)	(2,956)

(Decrease) increase in revenues	$(1,490)	$3,158	$(29,388)

The adjusted revenue per procedure, which excludes the impact of deferred revenue from the sale of separately priced acuity programs, increased to $1,691 in 2012 from $1,655 in 2011 and $1,652 in 2010.

Although 2012 industry procedure volume increased compared to both 2011 and 2010, industry sources indicate that economic uncertainty and other macroeconomic factors continue to impact negatively the entire laser vision correction industry. During 2012 we experienced challenges with our direct-to-consumer marketing model as we attempt to optimize our media buys and identify messages that better compete with local ophthalmologists who control about 60% of the LASIK market. Despite these challenges we experienced improvements to our operational metrics from efforts to improve patient interactions and organizational effectiveness. We experienced an increase in preoperative appointment show rate in 2012 compared to 2011 and 2010 and conversion rates in 2012 compared to 2011 but were down to 2010 results. Treatment show rate remained stable in 2012 compared with 2011 and 2010.

Amortization of prior deferred revenues for 2012, 2011 and 2010 was $2.5 million, $4.4 million and $6.2 million, respectively.

Operating Costs

Our operating costs correlate in part with revenues and procedure volumes due to the fact that some of our costs are variable and some are fixed. The following table shows the change in components of operating expenses between 2012, 2011 and 2010 in dollars and as a percentage of revenues for each period (dollars in thousands):

					Decrease/			Decrease/
	2012		2011		(Increase)	2010		(Increase)
Medical professional and license fees	$23,715	23.4%	$24,628	23.9%	$913	$24,161	24.2%	$(467)
Direct costs of services	44,348	43.7%	43,048	41.8%	(1,300)	46,631	46.7%	3,583
General and administrative expenses	13,442	13.2%	13,942	13.5%	500	13,956	14.0%	14
Marketing and advertising	23,055	22.7%	22,678	22.0%	(377)	24,114	24.2%	1,436
Depreciation	4,736	4.7%	5,703	5.5%	967	9,408	9.4%	3,705
Impairment and restructuring charges	1,747	1.7%	140	0.1%	(1,607)	5,484	5.5%	5,344

Medical professional and license fees

Medical professional and license fees in 2012 decreased $913,000, or 3.7%, from 2011. License fees decreased $941,000 as a result of decreased enhancement costs, partially offset by lower volume rebates in 2012 and increased costs from our cataract services business. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized deferred medical professional fees attributable to prior years of $252,000 in 2012 compared to $438,000 in 2011.

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

Direct costs of services

Direct costs of services in 2012 increased by $1.3 million, or 3.0%, from 2011. The increase was due primarily to salaries, benefits, and stock compensation expense of $1.7 million related to filling open and new positions, including our business expansion roles as well as merit increases in 2012. Additional increases included insurance costs of $292,000 due to actuarial adjustments based on our historical claim activity and bad debt expense of $168,000 as a result of changes in financing plan mix. Partially offsetting the increases was a decrease in rent expense of $337,000 from recent favorable negotiations of leases and state and local taxes of $247,000 due to unfavorable audit assessments in the prior year.

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

General and administrative

General and administrative expenses decreased $500,000, or 3.6% from 2011. The decrease was due primarily to reductions in professional services costs from additional spending for growth initiatives in 2011, partially offset by $404,000 in increased sales tax costs resulting from a favorable state sales tax audit settlement in 2011. General and administrative expenses decreased 0.3% to 13.2% as a percentage of revenues.

General and administrative expenses of $13.9 million in 2011 remained relatively flat compared to 2010. During the year we incurred approximately $528,000 in additional spending for growth initiatives offset by $433,000 in reduced sales tax costs resulting from a favorable state sales tax audit settlement. General and administrative expenses decreased 0.5% to 13.5% as a percentage of revenues due to an increase in revenues.

Marketing and advertising expenses

Marketing and advertising expenses in 2012 increased $377,000, or 1.7%, from 2011. These expenses constituted 22.7% of revenues during 2012, up from 22.0% in 2011. Marketing cost per eye increased to $394 for 2012 from $381 in 2011. Adjusted marketing cost per eye, which excludes the impact of cataract services marketing spend of $491,000, increased to $387 compared with $379 in 2011. Marketing and advertising expenses in 2011 decreased $1.4 million, or 6.0%, from 2010. These expenses constituted 22.0% of revenues during 2011, down from 24.2% in 2010. Marketing cost per eye decreased to $381 for 2011 from $425 in 2010, due primarily to more effective spending on media.

We adjust our marketing spend levels continually in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation expense

Depreciation expense in 2012 decreased by $967,000, or 17.0%, compared to 2011. Depreciation expense in 2011 decreased by $3.7 million, or 39.4%, compared to 2010. The decline in depreciation expense continues to reflect a lower depreciable asset base as a result of reduced capital expenditures since 2008 and the disposal of certain equipment and leasehold improvements from closed vision centers.

Impairment and restructuring charges

In 2012, we recorded impairment charges to reduce the carrying amount of long-lived assets by approximately $617,000 compared to charges of $104,000 and $1.7 million in 2011 and 2010, respectively. The 2012 impairment charge resulted from of our decision to close one under-performing vision center in December 2012, convert another center into a satellite vision center and consolidate our call center into the primary corporate headquarters during January of 2013. The 2011 impairment charge reduced the carrying value of certain assets held for use in a laser vision correction center. The 2010 impairment charge resulted from our decision to consolidate vision center operations in four markets and close vision centers in six underperforming markets (including one licensed facility) in order to preserve cash.

Restructuring charges in 2012 of $1.1 million resulted primarily from our decision to close one under-performing vision center, convert one into a satellite vision center and to reduce our workforce in our continued efforts to reduce costs and increase operational efficiencies. Restructuring charges in 2011 were $36,000, comprised primarily of adjustments to previous estimates for contract termination costs for previously closed vision centers and additional severance costs. Restructuring charges in 2010 of $3.8 million resulted primarily from the consolidation of vision center operations, closure of underperforming vision centers, and workforce reductions in our continued efforts to reduce costs and increase operational efficiencies.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $239,000 in 2012 compared to $618,000 in 2011 and $2.0 million in 2010. The decreases are due to limited vision center closures in 2011 and 2012, which resulted in a decline in assets held for sale.

Non-operating income and expenses

We recorded net investment income of $656,000 in 2012 compared to $470,000 in 2011. The increase was due primarily to increases in patient financing interest income of $199,000 on higher average accounts receivable and a reduction in interest expense of $138,000 due to the payoff of all outstanding debt in 2012, in advance of the original maturity date. Partially offsetting these increases is a loss on sale of investment securities related to the disposal of our auction rate securities during 2012.

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

Income taxes

Our effective income tax rate was (1.6%) during 2012 compared to 2.1% during 2011 and 0.2% during 2010. Our effective tax rate was impacted significantly by a valuation allowance against all of our net deferred tax assets during these years. We maintain a full valuation allowance on our net deferred tax assets due to increased uncertainty with respect to our ability to realize the net deferred tax assets in future periods. The impact of the valuation allowance on our effective tax rate was 38.5%, 36.2% and 37.4%, respectively. Our provision for income taxes in 2012 included a benefit of lapsed statutes related to uncertain tax positions and the interest previously recorded on these positions. The benefit was partially offset by interest on uncertain tax positions and state taxes in one jurisdiction. Our provision for income taxes in 2011 included interest on uncertain tax positions and state taxes in one jurisdiction.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands).

	Year ended December 31,
	2012	2011	2010
Cash (used in) provided by:
Operating activities	$(5,088)	$(3,501)	$1,358
Investing activities	22,372	6,353	(709)
Financing activities	(4,304)	(3,544)	(6,039)
Net effect of exchange rate changes on cash and cash equivalents	105	(90)	211

Net increase (decrease) in cash and cash equivalents	$13,085	$(782)	$(5,179)

Cash flows used in operating activities were $5.1 million in 2012 compared to $3.5 million in 2011 and $1.4 million provided by operations in 2010. Our 2012 cash flow from operations includes a $2.0 million investment in developing our cataract business expansion, $2.1 million in changes to working capital and $1.4 million in cash uses from our LASIK operations. In 2010 cash from operations included a federal tax refund of $11.8 million. We did not receive a federal tax refund in 2011 or 2012 because we are in a net operating loss carryforward position. Our cash flow from operations depends primarily on procedure volume.

Cost control and cash conservation efforts have continued to provide significant savings in discretionary areas. We continue to closely manage working capital with particular focus on ensuring timely collection of outstanding patient receivables and management of our trade payable obligations. Working capital at December 31, 2012 amounted to $21.1 million compared to $29.7 million at the end of 2011 (excluding debt obligations due within one year). Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 188.8% of current liabilities at December 31, 2012, compared to 187.1% at December 31, 2011.

We believe that available cash and short-term investments will provide sufficient cash reserves and liquidity to fund our working capital needs, capital expenditures and other obligations for at least the next 12 months. In the current challenging economic environment, we are seeking to balance cash conservation against our longer-term objective of managing to profitability and growth as the economy improves. The average number of procedures required company-wide to reach breakeven cash flow, after capital expenditures, is approximately 58,000 per year compared to 70,000 per year at December 31, 2011. The number of procedures that we will perform in 2013 or thereafter is uncertain.

We continue to offer our own sponsored patient financing. As of December 31, 2012, we held $3.9 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $734,000, or 23.4%, from December 31, 2011, due primarily to continued investment in our “guaranteed financing” advertising program. We continually monitor the allowance for doubtful accounts and adjust our lending criteria or require greater down payments if our experience indicates it is necessary. However, our ability to collect patient accounts depends in part on overall economic conditions. Bad debt expense was approximately 1% of revenue in 2012, 2011 and 2010.

During 2012, we purchased $39.7 million of investment securities and received proceeds from the sale of investment securities of $62.9 million as a result of maintaining greater cash liquidity in money market funds. Our investment portfolio at December 31, 2012 consists of certificates of deposit with initial maturities greater than 90 days.

During 2012 we redeemed our remaining auction rate securities with par value of $1.1 million at 75% of par value. At December 31, 2011, we held at par value $1.1 million, of various auction rate securities. The assets underlying the auction rate instruments were primarily municipal bonds. In 2011, issuers called at par $25,000 of the related securities, and we redeemed an additional $1.1 million at 81% of original par value. We no longer hold any auction rate securities.

In April 2008, we entered into a five-year loan agreement with PNC Equipment Finance, LLC to finance the majority of the femtosecond lasers which we purchased. In June 2012, we paid off all outstanding debt in advance of the original maturity date, reducing our total debt to zero. Our outstanding debt was $4.0 million as of December 31, 2011, of which $3.0 million was due within 12 months.

In March and April 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms. As part of the transactions, we disposed of our Bausch & Lomb lasers and related capital lease obligations. We received cash payments from the lessors and have deferred these amounts and are recognizing them ratably over the lease terms. We include the unrecognized portion in “Accrued liabilities and other” for the current portion and in “Deferred license fees” for the long-term portion in our Consolidated Balance Sheets at December 31, 2012 and 2011. The AMO laser lease qualified as a capital lease, and the Alcon laser lease qualified as an operating lease.

We had assets held for sale of $24,000 and $46,000 at December 31, 2012 and 2011, respectively, related to unused lasers and other equipment from our closed vision centers. During 2012, we sold some of our assets held for sale with a combined net book value of $88,000 for total proceeds of approximately $327,000, resulting in a gain of approximately $239,000, before tax.

We did not open any new full service vision centers in 2012 or 2011. Capital expenditures of $1.2 million in 2012 declined from $1.5 million in 2011 as we curtailed vision center relocations. The following is a list of the full service vision centers that we closed, indicated in parenthesis, and satellite vision centers which we opened in the last two fiscal years:

2012	2011
Annapolis, MD	(Naperville, IL	)
Naperville, IL
Tempe, AZ
Woodstock, GA
(Annapolis, MD)
(Chandler, AZ)
(Seattle, WA)

The following table aggregates our obligations and commitments to make future payments under existing contracts at December 31, 2012 (dollars in thousands).

Contractual Obligations (a)(b)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating lease obligations	$23,766	$8,097	$8,926	$5,482	$1,261
Purchase commitments	1,039	397	642	—	—
Other obligations	365	225	140	—	—

Total	$25,170	$8,719	$9,708	$5,482	$1,261

(a)	We have excluded contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.
(b)	We also excluded from the table $508,000 of unrecognized tax benefits due to the uncertainty regarding the timing of future potential cash flows.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. We derive approximately 6% of our revenues from patients to whom we have provided direct financing. The terms of our direct financing require the patient to pay an up-front fee, which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s checking account over a period of 12 to 36 months. Our direct financing program exposes us to significant credit risks, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies. To ensure that collectability is reasonably assured at the time of the service offering, we actively monitor our bad debt experience and adjust underwriting standards as necessary. In addition to increasing underwriting standards in 2009, which included an increase in the minimum down payment required, we took steps in 2011 and 2010 to continue to improve collection results from internally financed patients through the use of credit scores to qualify patients for appropriate financing options.

Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2012 of $1.7 million against patient receivables of $5.5 million, compared to an allowance of $1.7 million against patient receivables of $4.8 million at December 31, 2011. We reserve for all patient receivables that remain open past the financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Any excess in our actual allowance for doubtful account write-offs over our estimated bad debt reserve, would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, it would favorably impact our results of operations and cash flows. We have established an allowance for doubtful accounts as of December 31, 2012 of $340,000 against other accounts receivables of $783,000. At December 31, 2011, there was an allowance for doubtful accounts of $298,000 against other accounts receivables of $2.3 million.

For patients whom we internally finance, we charge interest at market rates. Finance and interest charges on patient receivables were $820,000 in 2012, $621,000 in 2011 and $740,000 in 2010. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations and Comprehensive Loss.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. Our captive insurance company is subject to a number of pending claims. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2012 and 2011, we maintained insurance reserves of $6.6 million and $7.2 million, respectively, which represent primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $871,000 and $951,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2012 and 2011, respectively. The $603,000 decrease in the overall reserve was driven principally by favorable claim experience and claim payments in 2012, partially offset by reserves for new claims. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $7.7 million.

Our actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2012 could differ from the amounts recorded. We will record any adjustment to these estimates in the period determined.

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

The key assumption we used to determine our enhancement accrual is the rate at which enhancements are likely to occur. We determine the rate based on an analysis of historical enhancements performed compared to the original procedure date. An incremental 1.0% change in our enhancement rate would have resulted in an approximate $769,000 change to the enhancement accrual at December 31, 2012.

Impairment of Property and Equipment

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. We write down recorded values of property and equipment that are not expected to be recovered through undiscounted future net cash flows to fair value, which is generally determined from estimated discounted cash flows for assets held for use. In evaluating the recoverability of our recorded values and property and equipment, we analyzed the future undiscounted net cash flows for each of our laser vision correction centers, the lowest level for which there are identifiable cash flows. We assumed a cash flow period of three years to determine the cash flow forecasts, which corresponds to the remaining useful life of the primary assets within the laser vision correction centers.

During 2012, we recognized $617,000 in impairment charges due to reducing the carrying amount of long-lived assets held for use because we relocated our patient communication center to our corporate headquarters and closed one under-performing vision center. Based on current estimates, we believe the carrying amount for our remaining property and equipment is recoverable through future undiscounted cash flows. Because of market conditions, it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value or recoverability.

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

We considered all positive and negative evidence in determining whether or not the deferred tax assets are more-likely-than-not to be realized, including the current economic conditions. After considering all of the evidence, we believe that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets. Accordingly, we maintain a valuation allowance against our net deferred tax assets because we believe that it is not more-likely-than-not that our net deferred tax assets will be utilized. The valuation allowance was $26.4 million and $23.4 million at December  31, 2012 and 2011, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The carrying values of financial instruments including cash and cash equivalents, patient and other accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. We record investments at fair value.

We record short-term investments at market value. Due to the short-term nature of our investments in certificates of deposit, we believe that there is little risk to the valuation of investment securities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 13, 2013

LCA-VISION INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	At December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$31,653	$18,568
Short-term investments	2,804	25,311
Patient receivables, net of allowances of $1,019 and $1,035	2,810	2,366
Other accounts receivable, net	443	1,974
Prepaid expenses and other	3,318	4,254

Total current assets	41,028	52,473
Property and equipment	64,964	70,760
Accumulated depreciation	(58,584)	(60,123)

Property and equipment, net	6,380	10,637
Long-term investments	—	902
Patient receivables, net of allowances of $634 and $634	1,059	769
Other assets	501	1,652

Total assets	$48,968	$66,433

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$8,046	$8,103
Accrued liabilities and other	11,060	12,175
Deferred revenue	870	2,516
Debt obligations maturing within one year	—	2,978

Total current liabilities	19,976	25,772
Other long-term liabilities	3,023	4,443
Long-term debt obligations, less current portion	—	1,026
Long-term insurance reserves, less current portion	5,741	6,264
Deferred license fee	341	1,703
Deferred revenue	90	960
Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,050,504 and 18,858,147 shares outstanding, respectively)	25	25
Contributed capital	179,543	177,287
Common stock in treasury, at cost (6,241,133 shares and 6,433,490 shares, respectively)	(111,395)	(112,910)
Accumulated deficit	(49,053)	(38,720)
Accumulated other comprehensive income	677	583

Total stockholders’ investment	19,797	26,265

Total liabilities and stockholders’ investment	$48,968	$66,433

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$101,493	$102,983	$99,825
Operating costs and expenses
Medical professional and license fees	23,715	24,628	24,161
Direct costs of services	44,348	43,048	46,631
General and administrative	13,442	13,942	13,956
Marketing and advertising	23,055	22,678	24,114
Depreciation	4,736	5,703	9,408
Impairment charges	617	104	1,694
Restructuring charges	1,130	36	3,790

	111,043	110,139	123,754
Gain on sale of assets	239	618	1,962

Operating loss	(9,311)	(6,538)	(21,967)
Net investment income and other	656	470	1,433

Loss before income taxes	(8,655)	(6,068)	(20,534)
Income tax (benefit) expense	(138)	130	43

Net loss	$(8,517)	$(6,198)	$(20,577)

Loss per common share
Basic and diluted	$(0.45)	$(0.33)	$(1.10)
Dividends declared per share	$—	$—	$—
Weighted average shares outstanding
Basic and diluted	18,982	18,811	18,680
Other comprehensive income (loss), net of tax:
Foreign currency translation	$105	$(90)	$214
Unrealized investment (loss) gain	(11)	11	(626)

Total other comprehensive income (loss), net of tax	$94	$(79)	$(412)

Comprehensive loss	$(8,423)	$(6,277)	$(20,989)

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(8,517)	$(6,198)	$(20,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,736	5,703	9,408
Provision for loss on doubtful accounts	914	746	1,061
Loss (gain) on investments	68	(42)	(943)
Gain on sale of property and equipment	(239)	(618)	(1,962)
Impairment charges	617	104	1,694
Deferred income taxes	—	—	393
Stock-based compensation	2,060	1,676	1,272
Insurance reserves	(604)	(191)	(1,748)
Changes in operating assets and liabilities:
Patient accounts receivable	(1,610)	(1,128)	1,975
Other accounts receivable	1,522	(397)	(106)
Prepaid income taxes	45	432	11,563
Prepaid expenses and other	748	352	1,548
Accounts payable	(57)	(7)	1,643
Deferred revenue, net of professional fees	(2,264)	(3,938)	(5,536)
Accrued liabilities and other	(2,507)	5	1,673

Net cash (used in) provided by operations	(5,088)	(3,501)	1,358
Cash flows from investing activities:
Purchases of property and equipment	(1,160)	(1,509)	(878)
Proceeds from sale of assets	305	1,400	2,829
Purchases of investment securities	(39,656)	(166,968)	(404,339)
Proceeds from sale of investment securities	62,883	173,430	401,714
Other, net	—	—	(35)

Net cash provided by (used in) investing activities	22,372	6,353	(709)
Cash flows from financing activities:
Principal payments of capital lease obligations and loan	(4,004)	(3,280)	(5,859)
Shares repurchased for treasury stock	(357)	(288)	(193)
Proceeds from exercise of stock options	57	24	13

Net cash used in financing activities	(4,304)	(3,544)	(6,039)
Net effect of exchange rate changes on cash and cash equivalents	105	(90)	211

Increase (decrease) in cash and cash equivalents	13,085	(782)	(5,179)
Cash and cash equivalents at beginning of year	18,568	19,350	24,529

Cash and cash equivalents at end of year	$31,653	$18,568	$19,350

Cash paid or received during the year for:
Interest paid	$84	$529	$620
Income taxes refunded	79	499	12,086
Income taxes paid	64	64	125

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(Dollars in thousands)

	Years Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	25,291,637	$25	25,291,637	$25	25,287,387	$25
Employee stock plans	—	—	—	—	4,250	—

Balance at end of year	25,291,637	$25	25,291,637	$25	25,291,637	$25

Common Stock in Treasury, at cost
Balance at beginning of year	(6,433,490)	$(112,910)	(6,580,272)	$(114,033)	(6,668,202)	$(114,668)
Shares repurchased	(57,661)	(301)	(34,817)	(265)	(22,055)	(193)
Employee stock plans	250,018	1,816	181,599	1,388	109,985	828

Balance at end of year	(6,241,133)	$(111,395)	(6,433,490)	$(112,910)	(6,580,272)	$(114,033)

Contributed Capital
Balance at beginning of year		$177,287		$175,610		$174,325
Employee stock plans		196		1		13
Stock-based compensation		2,060		1,676		1,272

Balance at end of year		$179,543		$177,287		$175,610

Accumulated Deficit
Balance at beginning of year		$(38,720)		$(31,134)		$(9,729)
Net loss		(8,517)		(6,198)		(20,577)
Treasury stock changes		(1,816)		(1,388)		(828)

Balance at end of year		$(49,053)		$(38,720)		$(31,134)

Accumulated Other Comprehensive Income
Balance at beginning of year		$583		$662		$1,074
Foreign currency translation adjustments		105		(90)		214
Unrealized investment (loss) gain		(11)		11		(626)

Balance at end of year		$677		$583		$662

Total Stockholders’ Investment		$19,797		$26,265		$31,130

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Business

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use two suppliers for lasers: Abbott Medical Optics (“AMO”) and Alcon Inc. (“Alcon”). Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and either ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients receive a procedure called LASIK, which we began performing in the United States in 1996.

As of December 31, 2012, we operated 54 LasikPlus® vision centers in the United States. Included in the number are two vision centers licensed to ophthalmologists to operate using our trademarks. Beginning in 2011, we began offering standard cataract, premium intraocular lens (“IOL”) and implantable Collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye Institute® brand. Our cataract, IOL and ICL services were not significant in 2012 and we do not anticipate our cataract services will represent a significant portion of our operations in 2013.

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

Consolidation and Basis of Presentation

The Consolidated Financial Statements include all of the assets, liabilities, revenues, expenses and cash flows of entities in which we have a controlling interest. In addition, we consolidate the results of operations of professional corporations with which we contract to provide the services of ophthalmologists or optometrists at our vision centers. Investments in joint ventures and 20% to 50% owned affiliates where we have the ability to exert significant influence have been accounted for by the equity method. Intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications

We have reclassified certain prior-period amounts in the Consolidated Statements of Operations and Comprehensive Loss to conform to current period presentation. The reclassifications were not material to the Consolidated Financial Statements.

Cash and Cash Equivalents

We consider highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents.

Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Consolidated Statements of Operations and Comprehensive Loss. We also include in net investment income realized gains and losses and declines in value determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

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

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review and adjust the allowance based upon our own experience with patient financing. We charge off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Bad debt expense was $914,000, or 0.9% of revenues for 2012, $746,000, or 0.7% of revenues for 2011, and $1.1 million, or 1.1% of revenues, for 2010. During the period ended December 31, 2012, we wrote off $1.0 million of receivables against the allowance for doubtful accounts and recovered $127,000 in receivables previously written off. During the prior period, we wrote off $851,000 of receivables against the allowance for doubtful accounts and recovered $137,000 in receivables previously written off.

For patients whom we internally finance, we charge interest at market rates. Finance and interest charges on patient receivables were $820,000 in 2012, $621,000 in 2011 and $740,000 in 2010. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations and Comprehensive Loss.

We maintained an allowance for doubtful accounts for our other accounts receivable of $340,000 at December 31, 2012 and $298,000 at December 31, 2011.

Property and Equipment, Depreciation and Amortization

We record our property and equipment at its original cost, net of accumulated depreciation. At the time that property or equipment is retired, sold, or otherwise disposed of, we deduct the related cost and accumulated depreciation from the amounts reported in the Consolidated Balance Sheets and recognize any gains or losses on disposition in the Consolidated Statements of Operations and Comprehensive Loss. We expense repair and maintenance costs as incurred. We include assets recorded under capitalized leases within property and equipment.

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense:

Fixed Asset Group	Depreciable Lives
Building and building improvements	5 - 39 years
Furniture and fixtures	3 - 7 years
Medical equipment	3 - 5 years
Other equipment	3 - 5 years

We record amortization of leasehold improvements in the Consolidated Statements of Operations and Comprehensive Loss as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Recoverability of long-lived assets is assessed by comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows. During 2012, we recognized fixed asset impairment charges of $617,000, primarily as a result of our decision to close under-performing vision centers and relocate our patient communication center to our corporate headquarters. The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows. We will continue to incur cash expenditures related to these vision centers in the form of future facility lease payments and costs associated with post-operative care and post-surgical enhancements. During 2011, we recognized fixed asset impairment charges of $104,000 for certain assets held for use in a laser vision correction center.

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

We record a post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance. As of December 31, 2012 and 2011, we maintained an enhancement accrual of $2.8 million and $3.4 million, respectively. The long-term portion of the enhancement accrual of $1.8 million and $2.1 million as of December 31, 2012 and 2011, respectively, is recorded as a component of “Other long-term liabilities” on the Consolidated Balance Sheets.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2012 and 2011, we maintained insurance reserves of $6.6 million and $7.2 million, respectively, which represented primarily an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $871,000 and $951,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2012 and 2011, respectively. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $7.7 million.

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

The following is a reconciliation of basic and diluted loss per share (in thousands, except per share data).

	Years Ended December 31,
	2012	2011	2010
Basic Loss
Net loss	$(8,517)	$(6,198)	$(20,577)
Weighted average common shares outstanding	18,982	18,811	18,680
Basic loss per share	$(0.45)	$(0.33)	$(1.10)
Diluted Loss
Net loss	$(8,517)	$(6,198)	$(20,577)
Weighted average common shares outstanding	18,982	18,811	18,680
Effect of dilutive securities
Stock options	—	—	—
Restricted stock	—	—	—

Weighted average common shares outstanding and potential dilutive shares	18,982	18,811	18,680
Diluted loss per share	$(0.45)	$(0.33)	$(1.10)

For 2012, 2011 and 2010, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net losses.

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

Geographic Information

We have no operations or assets in any countries other than the U.S. and Canada. No single customer represented more than 10% of revenues in 2012, 2011, or 2010. Information about our domestic and international operations is as follows (dollars in thousands):

	Revenues from External Customers			Net Assets		Property and Equipment
	2012	2011	2010	2012	2011	2012	2011
United States	$101,493	$102,983	$99,825	$15,143	$21,766	$6,380	$10,637
Canada	—	—	—	4,654	4,499	—	—

	$101,493	$102,983	$99,825	$19,797	$26,265	$6,380	$10,637

Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2012 through the date we issued these Consolidated Financial Statements.

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

Share Repurchase Programs

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to an additional $50.0 million of our common stock. Through December 31, 2008, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10.0 million. We have not purchased any shares of our common stock under this program since 2008. At December 31, 2012, we held 6.2 million shares of our common stock in treasury.

Dividend

No dividends have been paid since 2008.

3. Investments

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,804	$—	$—	$2,804

Total investments	$2,804	$—	$—	$2,804

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate obligations	$11,260	$—	$(1)	$11,259
U.S. Government notes	14,049	7	(4)	14,052
Auction rate municipal securities	893	9	—	902

Total investments	$26,202	$16	$(5)	$26,213

The following table presents gross unrealized losses and fair values for those investments that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (dollars in thousands):

	As of December 31, 2012		As of December 31, 2011
	Less than 12 Months		Less than 12 Months
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate obligations	$—	$—	$3,810	$(1)
U.S. Government notes	—	—	6,758	(4)

	$—	$—	$10,568	$(5)

There were no investments that were in an unrealized loss position for greater than 12 months at December 31, 2012 or 2011.

We realized gains of $3,000 and losses of $60,000 on sales of our marketable securities during the year ended December 31, 2012. We had realized gains of $52,000 and no losses and gains of $1.1 million and losses of $51,000 on the sale of marketable securities during the years ended December 31, 2011 and 2010, respectively.

We recognized $11,000 of other-than-temporary impairments to certain of our auction rate securities in 2012, $10,000 in 2011 and $86,000 in 2010. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer of the investment securities and any changes thereto, and our intent to sell, or whether it is more-likely-than-not we would be required to sell the investment before recovery of the investment’s amortized cost basis.

The net carrying value and estimated fair value of debt and equity securities available for sale at December 31, 2012, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,804	$2,804
Due after one year through three years	—	—
Due after three years	—	—

Total investment securities	$2,804	$2,804

Auction Rate Securities

During 2012 we redeemed our remaining auction rate securities with par value of $1.1 million at 75% of par value. At December 31, 2011, we held at par value $1.1 million of various auction rate securities. The assets underlying the auction rate instruments were primarily municipal bonds. In 2011, issuers called at par $25,000 of the related securities, and we redeemed an additional $1.1 million at 81% of original par value. We no longer hold any auction rate securities.

4. Debt

In April 2008, we entered into a bank loan agreement for $19.2 million to finance medical equipment. The loan agreement provided for repayment in equal monthly installments over a five-year period at a fixed interest rate of 4.96%. The loan agreement contained no financial covenants. The bank loan was secured by certain medical equipment. Our outstanding debt was $4.0 million as of December 31, 2011, of which $3.0 million was due within 12 months. In June 2012, we paid our outstanding bank loan in full, reducing our total debt to zero.

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

When applying the fair value principles in valuation of assets and liabilities, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

The following table summarizes fair value measurements by level at December 31, 2012 and 2011 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Description	Level 1		Level 2		Level 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Investments	$—	$—	$2,804	$25,311	$—	$902	$2,804	$26,213

Total assets at fair value	$—	$—	$2,804	$25,311	$—	$902	$2,804	$26,213

The valuation technique used to measure fair value of certificates of deposit was based on quoted market prices or corroborated by observable market data.

The fair values of some investment securities previously held within our investment portfolio were based on quoted market prices from various stock and bond exchanges. Certain of our debt securities were classified at fair value utilizing Level 2 inputs. For these securities, fair value was measured using observable market data that includes dealer quotes, live trading levels, trade execution data, credit information and the bond’s terms and conditions. The fair values of our auction rate investment instruments were classified in Level 3 because they were valued using a trinomial discounted cash flow model.

There were no transfers between Level 1 and Level 2 measurements in 2012 or 2011. The following table sets forth a reconciliation of beginning and ending balances for each major category for assets measured at fair value using significant unobservable inputs (Level 3) during 2012 and 2011 (dollars in thousands).

	Years Ended December 31,
Description	2012	2011
Balance as of January 1	$902	$951
Assets acquired	—	—
Assets sold or redeemed	(822)	(25)
Transfers out of Level 3	—	—
Losses included in earnings	(71)	(6)
Losses included in other comprehensive loss	(9)	(18)

Balance as of December 31	$—	$902

6. Assets Held for Sale

We had assets held for sale of $24,000 and $46,000 at December 31, 2012 and 2011, respectively, comprised of excimer and femtosecond lasers. Assets held for sale are recorded as a component of “Prepaid expenses and other” on the Consolidated Balance Sheets. During 2012, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $46,000 for total cash proceeds of $90,000, resulting in a gain of $44,000 before tax. During 2011, we sold some of our excimer and femtosecond lasers held for sale with a combined net book value of $416,000 for total cash proceeds of approximately $917,000, resulting in a gain of approximately $501,000, before tax. We measured assets held for sale at December 31, 2012 and 2011 at the lower of cost or fair value less cost to sell. We based the fair value and cost to sell estimates on corroborative market data, which is a Level 2 input under U.S. GAAP.

7. Income Taxes

The following table presents the components of income tax (benefit) expense (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax (benefit) expense:
Federal	$(77)	$26	$(463)
U.S. State and local	(61)	104	113

Total current	(138)	130	(350)

Deferred tax expense (benefit):
Federal	$—	$—	$418
U.S. State and local	—	—	(25)

Total deferred	—	—	393

Total income tax (benefit) expense	$(138)	$130	$43

The following table presents loss before income taxes (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(8,706)	$(6,092)	$(20,546)
Canada	51	24	12

Total	$(8,655)	$(6,068)	$(20,534)

The following table reconciles the U.S. statutory federal income tax rate and the tax (benefit) expense shown in our Consolidated Statements of Operations and Comprehensive Loss (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Tax at statutory U.S. federal income tax rate of 35%	$(3,029)	$(2,124)	$(7,187)
State and local income taxes, net of federal benefit	(293)	(148)	(699)
Permanent differences	33	171	19
Resolution and reevaluation of tax positions	(102)	75	12
Other	281	(131)	124
Valuation allowance	2,972	2,287	7,774

Income tax (benefit) expense	$(138)	$130	$43

We have made no provision for U.S. income taxes on undistributed earnings of approximately $4.7 million from our Canadian subsidiary because it is our intention to reinvest those earnings in that operation. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. The amount of additional tax that might be payable upon repatriation of these foreign earnings is approximately $326,000.

U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more-likely-than-not that the deferred tax asset will not be realized. Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies.

In 2009, we considered all positive and negative evidence in determining whether or not the net deferred tax assets were more-likely-than-not to be realized, including the current economic conditions and our 2010 operating projections completed during 2009. After considering all of the evidence, we concluded that reliance on future projections of income was no longer sufficient to support realization of our deferred tax assets. Accordingly, in 2009 we established a valuation allowance against all of our net deferred tax assets in the amount of $12.2 million as we believed it was not more-likely-than-not that our net deferred tax assets would be utilized. After undertaking a similar analysis again in 2010, 2011 and 2012, we still believe that we cannot support the realization of our deferred tax assets.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income taxes of approximately $39.3 million and $68.3 million, respectively, which will be available to offset future taxable income. Approximately $8.6 million of state net operating loss is subject to an annual IRC Section 382 limitation of $5.3 million. If not used, these carryforwards will expire between 2013 and 2032. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ investment.

Deferred taxes arise because of temporary differences in the book and tax basis of certain assets and liabilities. The following table shows the significant components of our deferred taxes (dollars in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Deferred revenue	$336	$1,217
Allowance for doubtful accounts	775	765
Accrued enhancement expense	1,101	1,349
Insurance reserves	1,159	1,281
Deferred lease credits	319	441
Share-based compensation	986	929
Vendor rebates	662	1,192
Investments	—	72
Property and equipment	1,549	778
Net operating and capital loss carryforward	17,563	13,749
Other	2,596	2,245
Valuation allowance	(26,377)	(23,405)

Total deferred tax assets	$669	$613

Deferred tax liabilities:
Deferred lease incentives	$566	$486
Prepaid service	103	124
Other	—	3

Total deferred tax liabilities	$669	$613

Net deferred tax assets	$—	$—

Changes in unrecognized tax benefits were as follows (dollars in thousands):

	2012	2011
Balance, beginning of year	$614	$539
Additions based on tax positions related to the current year	52	50
Additions for tax positions of prior years	1	49
Reductions for tax positions of prior years	—	—
Reductions due to statute expiration	(155)	(24)
Settlements	(4)	—

Balance, end of year	$508	$614

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $380,000. It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements. We record unrecognized tax benefits as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. During the year ended December 31, 2012, we recognized tax expense of approximately $24,000 in interest and penalties, offset by $105,000 benefit related to interest expense previously recognized on unrecognized tax benefits whose statute expired in 2012. We have accrued approximately $90,000 and $171,000 in interest and penalties related to unrecognized tax benefits as of December 31, 2012 and 2011, respectively, recorded as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. We are subject to audit by taxing authorities for fiscal years ending after 2010. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing. During 2012, the Internal Revenue Service began, and completed, an audit for the 2010 tax year without audit adjustments.

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

The following table displays our aggregate minimal rental commitments, net of guaranteed sub-lease income under noncancellable leases for the periods shown (dollars in thousands):

Year	Operating Lease Obligations
2013	$8,097
2014	5,127
2015	3,799
2016	3,225
2017	2,257
Beyond 2017	1,261

Total minimum rental commitment	$23,766

Total rent expense under operating leases amounted to $6.3 million in 2012, $6.7 million in 2011 and $8.1 million in 2010.

In March and April 2009, we entered into five-year lease agreements with Alcon and AMO, respectively, for new excimer lasers which allowed us to standardize our excimer treatment platforms. As part of the transactions, we disposed of our Bausch & Lomb lasers and related capital lease obligations. We received cash payments from the lessors and have deferred these amounts and are recognizing them ratably over the lease terms. We include the unrecognized portion in “Accrued liabilities and other” for the current portion and in “Deferred license fees” for the long-term portion in our Consolidated Balance Sheets at December 31, 2012 and 2011. The AMO laser lease qualified as a capital lease, and the Alcon laser lease qualified as an operating lease. However, at December 31, 2012, we did not have any obligations under the capital lease arrangement with AMO.

9. Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants’ accounts. We have not made any employer contributions since 2008.

Stock Incentive Plans

We have five stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), the 2006 Stock Incentive Plan (“2006 Plan”) and the 2011 Stock Incentive Plan (“2011 Plan”). With the adoption of the 2011 Plan, we froze all prior plans, and we have not made any new grants from prior plans. Under the stock incentive plans, at December 31, 2012, we reserved approximately 855,000 shares of our common stock for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 17,000 shares under the 1995 Plan, 102,000 shares under the 1998 Plan, 54,000 shares under the 2001 Plan, 341,000 shares under the 2006 Plan and 342,000 shares under the 2011 Plan. At December 31, 2012, a total of 1.2 million shares were available for future awards under the 2011 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

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

The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax benefits are as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	$78	$71	$36
Restricted stock	1,982	1,605	1,236

	$2,060	$1,676	$1,272

Income tax benefit	$801	$650	$491

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

No stock options were issued in 2012, 2011 or 2010.

The following table summarizes the status of options granted under the stock incentive plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	349,726	$19.64
Granted	—	—
Exercised	(3,750)	3.55
Cancelled/forfeited	(88,260)	25.08

Outstanding at December 31, 2010	257,716	18.01
Granted	—	—
Exercised	(6,375)	3.63
Cancelled/forfeited	(7,629)	22.43

Outstanding at December 31, 2011	243,712	18.25
Granted	—	—
Exercised	(11,520)	4.92
Cancelled/forfeited	(19,584)	19.11

Outstanding at December 31, 2012	212,608	18.89
Options exercisable, December 31, 2012	208,932	18.97
Options expected to vest, December 31, 2012	212,595	18.89

The total intrinsic value (market value on date of exercise less exercise price) of options exercised during 2012, 2011 and 2010 was approximately $30,000, $24,000 and $17,000, respectively. As of December 31, 2012, outstanding stock options, options vested and expected to vest, and options exercisable had no intrinsic value because the exercise price was greater than the stock price.

We received approximately $57,000 for 2012, $24,000 for 2011 and $13,000 for 2010 in cash from option exercises under all share-based payment arrangements. We recognized actual tax expense for the tax deductions from option exercises under all share-based payment arrangements for 2012, 2011 and 2010 of approximately $44,000, $81,000 and $153,000, respectively. U.S. GAAP requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.

At December 31, 2012, there was $6,000 of total unrecognized, pre-tax compensation cost related to non-vested stock options. We expect to recognize this cost over a weighted-average period of approximately 0.17 years.

The following table summarizes information about the stock options granted under the stock incentive plans that were outstanding at December 31, 2012:

			Stock Options Outstanding			Stock Options Exercisable
	Range of exercise prices		Number outstanding as of December 31, 2012	Weighted- average remaining contractual term	Weighted- average exercise price	Number exercisable as of December 31, 2012	Weighted- average exercise price
	$5.92	$10.65	23,820	0.54	$7.41	23,820	$7.41
	11.84	11.84	18,750	0.05	11.84	18,750	11.84
	12.19	12.19	29,401	0.93	12.19	29,401	12.19
	12.94	12.94	21,663	0.25	12.94	21,663	12.94
	14.28	14.31	25,881	4.15	14.29	22,205	14.29
	17.27	22.81	19,251	1.95	21.55	19,251	21.55
	27.05	27.05	55,508	2.08	27.05	55,508	27.05
	28.59	37.25	8,334	2.51	33.79	8,334	33.79
	37.72	37.72	5,000	2.72	37.72	5,000	37.72
	44.60	44.60	5,000	2.56	44.60	5,000	44.60

Cumulative	$5.92	$44.60	212,608	1.67	$18.89	208,932	$18.97

The weighted-average fair value of options granted was $6.43 per share during 2009.

Restricted Stock

Our stock incentive plans permit certain employees and non-employee directors to be granted restricted share unit awards in common stock. We value awards of restricted share units by reference to shares of common stock. Awards entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, typically over a three year period from the date of the award, and do not have voting rights. Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest in three years. The financial targets include revenue and operating income measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model.

We granted 414,076 restricted stock awards to employees and non-employee directors during 2012, of which 192,320 related to performance-based restricted stock units (“PRSUs”). We did not grant any restricted stock awards prior to January 1, 2006. We expense the fair value of the time-based awards at the grant date over the applicable vesting periods. We recognize stock-based compensation associated with all non-market-condition PRSUs, if it is probable that the performance condition will be satisfied. For market-condition PRSUs, we recognize expense whether the market condition is satisfied or not. We recognize the stock-based compensation expense for PRSUs over the requisite service period for each vesting tranche. Actual payment under the PRSU’s granted in 2012 were dependent upon achievement of certain financial targets and total stockholder return goal. The financial targets were not achieved at December 31, 2012. The total stockholder return goal is a two-year measurement which will not be determined until the beginning of 2014. Actual payment under the PRSUs granted in 2011 was dependent upon achievement of various financial targets and total stockholder return goals. Some of the various financial targets were achieved at December 31, 2011. The total stockholder return goal was not met. Actual payment under the PRSU’s granted in 2010 were dependent upon achievement of various financial targets which were achieved at December 31, 2010.

The following table summarizes the restricted stock award activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	226,703	$6.40
Granted	411,130	8.60
Released	(110,485)	9.31
Forfeited	(73,773)	6.49

Outstanding at December 31, 2010	453,575	7.67
Granted	334,485	5.73
Released	(181,599)	6.51
Forfeited	(54,487)	7.44

Outstanding at December 31, 2011	551,974	6.90
Granted	414,076	6.32
Released	(238,498)	6.61
Forfeited	(96,085)	6.44

Outstanding at December 31, 2012	631,467	6.70

As of December 31, 2012, there was $1.5 million of total unrecognized pre-tax compensation cost related to non-vested restricted stock. We expect this cost to be recognized over a weighted-average period of approximately 1.42 years. The aggregate intrinsic value of RSUs and PRSUs outstanding at December 31, 2012 was $1.8 million.

10. Restructuring Charges

2012 Restructuring Plan

In 2012, we announced a restructuring plan to close vision centers, reduce costs and increase operational efficiencies. As a result, we incurred restructuring charges totaling $1.1 million for 2012, which included $327,000 of contract termination costs and vision center closing costs and $803,000 of employee separation benefits.

2011 Restructuring Plan

Restructuring charges in 2011 were $36,000, comprised primarily of adjustments to previous estimates for laser contract termination costs for previously closed vision centers, and additional severance costs. The restructuring charges in 2011 were principally the result of adjustments to previous estimates for laser contract termination costs for previously closed vision centers, and additional severance costs.

2010 Restructuring Plan

In 2010, we announced a restructuring plan to close vision centers, reduce costs and increase operational efficiencies. As a result, we incurred restructuring charges totaling $3.8 million for 2010, which included $3.6 million of contract termination costs and vision center closing costs and $195,000 of employee separation benefits.

Under all restructuring plans, the fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring liability activities (dollars in thousands):

	Employee Separation		Contract Termination
	Employees	Dollars	Costs	Total
Balance at January 1, 2010		$237	$1,092	$1,329
Liabilities recognized	30	195	3,595	3,790
Utilized		(325)	(1,046)	(1,371)

Balance at December 31, 2010		107	3,641	3,748
Liabilities recognized	2	26	10	36
Utilized		(113)	(1,353)	(1,466)

Balance at December 31, 2011		20	2,298	2,318
Liabilities recognized	14	803	327	1,130
Utilized		(219)	(1,100)	(1,319)

Balance at December 31, 2012		$604	$1,525	$2,129

At December 31, 2012 and 2011, we included current restructuring reserves of $1.8 million and $1.3 million, respectively, in “Accrued liabilities and other” in the Consolidated Balance Sheets. Long-term restructuring reserves, comprised of contract termination costs, were $327,000 and $1.0 million at December 31, 2012 and 2011, respectively, and were included in “Other long-term liabilities.”

11. Commitments and Contingencies

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claims and expense payments of approximately $7.7 million have been disbursed.

Our actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2012 could differ from the amounts recorded. We record any adjustment to these estimates in the period determined.

We maintained insurance reserves of $6.6 million and $7.2 million at December 31, 2012 and 2011, respectively, of which $871,000 and $951,000 have been classified as current within the caption “Accrued liabilities and other” in the Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.1 million to $13.2 million at December 31, 2012.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse affect on our business, financial condition, results of operations and cash flows.

12. Additional Financial Information

The tables below provide additional financial information related to our Consolidated Financial Statements (all dollars in thousands):

	At December 31,
Balance Sheet Information	2012	2011
Property and equipment
Land	$354	$354
Building and improvements	5,906	5,815
Leasehold improvements	14,504	17,283
Furniture and fixtures	4,008	4,114
Equipment	40,173	42,869

	64,945	70,435
Accumulated depreciation	(58,584)	(60,123)
Construction in progress	19	325

	$6,380	$10,637

	At December 31,
	2012	2011
Accrued liabilities and other
Accrued enhancement expense—current	$1,076	$1,343
Accrued payroll and related benefits	1,846	2,472
Restructuring reserve—current	1,802	1,297
Deferred license fees	1,362	1,362
Marketing accrual	2,063	2,102
Miscellaneous and other expenses accrued at year-end	2,911	3,599

	$11,060	$12,175

	December 31,
	2012	2011
Accumulated other comprehensive income
Foreign currency translation	$677	$572
Unrealized investment gain, net of tax	—	11

Accumulated other comprehensive income	$677	$583

	For the Year Ended December 31,
Income Statement Information	2012	2011	2010
The components of net investment income and other:
Interest income	$964	$765	$1,066
Interest expense	(240)	(378)	(601)
Other-than-temporary impairment on securities	(11)	(10)	(86)
Realized gains on investments	3	52	1,080
Realized losses on investments	(60)	—	(51)
Equity in earnings of unconsolidated affiliates	—	41	25

Net investment income and other	$656	$470	$1,433

13. Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$36,138	$25,152	$20,009	$20,194	$32,282	$24,416	$21,790	$24,495
Operating income (loss)	3,754	(3,328)	(3,747)	(5,990)	1,980	(2,767)	(4,102)	(1,649)
Income (loss) before income taxes	3,870	(3,166)	(3,527)	(5,832)	2,060	(2,690)	(3,768)	(1,670)
Net income (loss)	3,846	(3,190)	(3,549)	(5,624)	2,019	(2,765)	(3,800)	(1,652)
Income (loss) per share
Basic and Diluted	$0.20	$(0.17)	$(0.19)	$(0.29)	$0.11	$(0.15)	$(0.20)	$(0.09)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated by our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, our Chief Executive Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on the criteria described above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2012 of LCA-Vision Inc., and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 13, 2013

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors,” and “Information about the Board of Directors and its Committees” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders.

The complete mailing address of each director is c/o LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, OH 45236.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from “Compensation Committee Report on Executive Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 403 of Regulation S-K and required by this Item 12 is incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” to be included in our definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders.

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	855,409	$18.89	1,164,339
Equity compensation plans not approved by security holders	—	—	—

Total	855,409	$18.89	1,164,339

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference, if any, from “Information about the Board of Directors and its Committees” and “Certain Transactions” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated from “Ratification of Appointment of Independent Auditors” to be included in our definitive Proxy Statement which will be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)(1) List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders’ Investment for years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

(a)(2) List of Schedules

Schedule II Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

LCA-Vision Inc.

For the years ended December 31, 2012, 2011 and 2010

(dollars in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$1,967	$914	$888	$1,993
Insurance reserves	7,215	1,097	1,700	6,612
Valuation allowance deferred tax assets	23,405	2,972	—	26,377
Year ended December 31, 2011
Allowance for doubtful accounts	$2,010	$746	$789	$1,967
Insurance reserves	7,406	854	1,045	7,215
Valuation allowance deferred tax assets	21,118	2,287	—	23,405
Year ended December 31, 2010
Allowance for doubtful accounts	$2,319	$1,061	$1,370	$2,010
Insurance reserves	9,154	679	2,427	7,406
Valuation allowance deferred tax assets	13,344	7,774	—	21,118

(a)(3) List of Exhibits

Exhibit #	Description of Exhibit

*3.1	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)

*3.2	Amended Bylaws of Registrant (Exhibit 3(b) to Current Report on Form 8-K filed January 6, 2009)

*10.1	Loan and Security Agreement between the Registrant and PNC Equipment Finance, LLC dated April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)

Executive Compensation Plans and Arrangements

*10.2	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)

*10.3	LCA-Vision Inc. 2011 Stock Incentive Plan (definitive Proxy Statement for 2011 Annual Meeting of Stockholders, filed April 16, 2011)

*10.4	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)

*10.5	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)

*10.6	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)

*10.7	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)

*10.8	Form of Indemnification Agreement between the Registrant and its directors (Exhibit 10.1 to Current Report on Form 10-K filed July 24, 2008)

*10.9	Form of Agreement between the Registrant and certain of its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008)

*10.10	Employment Agreement between LCA-Vision Inc. and Rhonda Sebastian dated September 8, 2009 (Exhibit 10.1 to Quarterly Report on Form 10-Q filed October 27, 2009)

10.11	Employment Agreement between LCA-Vision Inc. and Michael Celebrezze dated January 7, 2013

10.12	Employment Agreement between LCA-Vision Inc. and Amy Kappen dated January 7, 2013

10.13	Employment Agreement between LCA-Vision Inc. and Bharat Kakar dated January 7, 2013

10.14	Separation Agreement and General Release of All Claims between LCA-Vision Inc. and David Thomas dated December 31, 2012

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

24	Powers of Attorney (contained on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of March, 2013.

LCA-Vision Inc.

By:	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

By:	/s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Michael J. Celebrezze and Amy F. Kappen our true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2012, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 13th day of March, 2013

/s/ Michael J. Celebrezze	Chief Executive Officer
Michael J. Celebrezze

/s/ Amy F. Kappen	Chief Financial Officer
Amy F. Kappen

/s/ E. Anthony Woods	Chairman of the Board
E. Anthony Woods

/s/ William F. Bahl	Director
William F. Bahl

/s/ John H. Gutfreund	Director
John H. Gutfreund

/s/ John C. Hassan	Director
John C. Hassan

/s/ Edgar F. Heizer III	Director
Edgar F. Heizer III

/s/ James C. Wachtman	Director
James C. Wachtman