Form 10-Q
period 2013-03-31
LCA VISION INC
filed 2013-05-02
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,186,615 shares as of April 25, 2013.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$32,976	$31,653
Short-term investments	—	2,804
Patient receivables, net of allowances of $920 and $1,019, respectively	3,184	2,810
Other accounts receivable, net	2,139	443
Prepaid expenses and other	4,272	3,318

Total current assets	42,571	41,028

Property and equipment, net	5,954	6,380
Patient receivables, net of allowances of $619 and $634, respectively	1,310	1,059
Other assets	225	501

Total assets	$50,060	$48,968

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$8,239	$8,046
Accrued liabilities and other	12,338	11,930

Total current liabilities	20,577	19,976
Other long-term liabilities	2,907	3,454
Long-term insurance reserves, less current portion	5,556	5,741

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,186,615 and 19,050,504 shares outstanding, respectively)	25	25
Contributed capital	179,889	179,543
Common stock in treasury, at cost (6,105,022 shares and 6,241,133 shares, respectively)	(110,332)	(111,395)
Accumulated deficit	(49,142)	(49,053)
Accumulated other comprehensive income	580	677

Total stockholders’ investment	21,020	19,797

Total liabilities and stockholders’ investment	$50,060	$48,968

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,
	2013	2012
Revenues	$28,304	$36,138
Operating costs and expenses
Medical professional and license fees	6,734	8,682
Direct costs of services	10,059	11,911
General and administrative expenses	3,149	3,706
Marketing and advertising	6,570	6,851
Depreciation	556	1,312
Restructuring charges	219	—

	27,287	32,462
Gain on sale of assets	6	78

Operating income	1,023	3,754

Net investment income and other	216	116

Income before taxes on income	1,239	3,870

Income tax expense	34	24

Net income	$1,205	$3,846

Earnings per common share
Basic	$0.06	$0.20
Diluted	$0.06	$0.20

Weighted average shares outstanding
Basic	19,093	18,895
Diluted	19,283	19,090

Other comprehensive (loss) income, net of tax:
Foreign currency translation	$(97)	$103
Unrealized investment loss	—	(13)

Total other comprehensive (loss) income, net of tax	$(97)	$90

Comprehensive income	$1,108	$3,936

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flow from operating activities:
Net income	$1,205	$3,846
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	556	1,312
Provision for loss on doubtful accounts	87	243
Loss on sale of investments	—	8
Gain on sale of assets	(6)	(78)
Stock-based compensation	346	504
Insurance reserve	(212)	(93)
Changes in operating assets and liabilities:
Patient accounts receivable	(708)	(1,097)
Other accounts receivable	(1,699)	(975)
Prepaid expenses and other	(984)	449
Accounts payable	193	1,431
Deferred revenue, net of professional fees	(332)	(738)
Accrued liabilities and other	525	(319)

Net cash (used in) provided by operations	(1,029)	4,493

Cash flow from investing activities:
Purchases of property and equipment	(135)	(67)
Proceeds from sale of assets	11	127
Purchases of investment securities	—	(32,203)
Proceeds from sale of investment securities	2,804	32,929

Net cash provided by investing activities	2,680	786

Cash flow from financing activities:
Principal payments of loan	—	(731)
Shares repurchased for treasury stock	(231)	(357)
Proceeds from exercise of stock options	—	52

Net cash used in financing activities	(231)	(1,036)

Net effect of exchange rate changes on cash and cash equivalents	(97)	103

Increase in cash and cash equivalents	1,323	4,346

Cash and cash equivalents at beginning of period	31,653	18,568

Cash and cash equivalents at end of period	$32,976	$22,914

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Accounting Policies

Description of Business

We are a provider of laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. We currently use two suppliers for fixed-site excimer lasers: Abbott Medical Optics and Alcon, Inc. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called LASIK, which we began performing in the United States in 1995.

As of March 31, 2013, we operated 53 LasikPlus® vision centers in the United States: 49 full-service LasikPlus® fixed-site laser vision correction centers and four pre- and post-operative LasikPlus® satellite centers. Included in the 53 vision centers are two vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in late 2011, we began offering standard cataract and premium intraocular lens (“IOL”) and implantable collamer lens (“ICL”) services in certain of our existing markets under our new Visium Eye Institute® brand.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2012 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts against patient receivables, insurance reserves, income taxes and enhancement accruals. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates under different assumptions or conditions.

Reclassifications

We have reclassified certain prior-period amounts in the Condensed Consolidated Balance Sheets to conform to current period presentation. The reclassifications were not material to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) and requires the disclosure (either on the face of the financial statements or within the Notes) for significant items reclassified out of AOCI and into net income, for each component of Other Comprehensive Income (“OCI”). The new guidance is effective beginning with the filing of our Form 10-Q for the three months ending March 31, 2013, with prospective application required and does not have a material impact on our condensed consolidated financial statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then, usually, we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. We charge-off receivables against the allowance when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $50,000 and $42,000 at March 31, 2013 and December 31, 2012, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.5 million and $1.7 million at March 31, 2013 and December 31, 2012. During the three months ended March 31, 2013, we wrote-off $227,000 of receivables against the allowance for doubtful accounts and recovered $29,000 in receivables previously written off. During the three months ended March 31, 2012, we wrote-off $217,000 of receivables against the allowance for doubtful accounts and recovered $31,000 in receivables previously written off.

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We included this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations and Comprehensive Income. We also included in “Net investment income and other” realized gains and losses on sales of securities and declines in value of securities determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

We did not hold any investment securities as of March 31, 2013 and we did not recognize any realized or unrealized gains or losses on the sale of investment securities during the three months ended March 31, 2013. We realized gains of $3,000 and no losses on the sale of our investment securities for the three months ended March 31, 2012. We recognized unrealized gains of $2,000 and unrealized losses of $4,000 in accumulated other comprehensive income as of March 31, 2012. No investments were held in an unrealized loss position for greater than 12 months at March 31, 2012.

At March 31, 2012 we held $1.1 million par value of various auction rate securities. The assets underlying the auction rate instruments were municipal bonds. Maturity dates for these auction rate municipal securities ranged from 2030 to 2036. Given the extent of the decline in fair value associated with our auction rate securities, we recognized an other-than-temporary impairment of $11,000, before taxes, during the three months ended March 31, 2012. When evaluating investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below cost basis. All previously held auction rate securities were sold in advance of the original maturity date in late 2012. No other-than-temporary impairment was recognized in the three months ended March 31, 2013.

3. Fair Value Measurements

U.S. GAAP defines a hierarchy which prioritizes the inputs in measuring fair value. The three levels of the fair value hierarchy are as follows: Level 1 inputs are quoted prices for identical assets or liabilities in active markets at the measurement date; Level 2 inputs are observable market-based inputs or unobservable inputs that are corroborated by market data at the measurement date; and Level 3 inputs are unobservable inputs reflecting management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. When applying the fair value principles in valuation of assets and liabilities, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2012 we held $2.8 million of certificates of deposit, which were considered a Level 2 asset, and no liabilities measured at fair value on a recurring basis, and we did not hold any such assets or liabilities at March 31, 2013. The valuation technique used to measure fair value of certificates of deposit was based on quoted market prices or corroborated by observable market data. The certificates of deposit were redeemed at par in the three months ended March 31, 2013.

The fair values of our auction rate instruments, held at March 31, 2012, were classified in Level 3. They were valued using a trinomial discount model because there was insufficient observable auction rate market information available to determine the fair value of these investments. No such Level 3 instruments were held at March 31, 2013.

There were no transfers between Level 1 and Level 2 measurements in the three months ended March 31, 2013 and 2012. The following table sets forth the reconciliation of beginning and ending balances for each major category of assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (dollars in thousands):

Three Months Ended March 31, 2012
Balance at beginning of period	$902
Losses included in earnings	(11)
Losses included in other comprehensive income	(9)

Balance as of March 31	$882

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Current:
Federal	$5	$7
State and local	29	17

Total Current	34	24

Deferred:
Federal	$—	$—
State and local	—	—

Total Deferred	—	—

Income tax expense	$34	$24

Effective income tax rate	2.8%	0.6%

Our effective tax rate for the three months ended March 31, 2013 is impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2013 and December 31, 2012, the net deferred tax assets are offset by full valuation allowances because it is not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three months ended March 31, 2013. Income tax expense for the three months ended March 31, 2013 and 2012 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three months ended March 31, 2013, there were no significant changes to the liability for unrecognized tax benefits. All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The total amount of unrecognized tax benefits at both March 31, 2013 and December 31, 2012 was $508,000. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2013	2012
Basic
Net income	$1,205	$3,846
Weighted average shares outstanding	19,093	18,895
Basic earnings per common share	$0.06	$0.20

Diluted
Net income	$1,205	$3,846
Weighted average shares outstanding	19,093	18,895
Effect of dilutive securities
Stock options	—	3
Restricted stock	190	192

Weighted average common shares and potential dilutive shares	19,283	19,090
Diluted earnings per common share	$0.06	$0.20

The diluted EPS calculation excludes the effect of 196,000 share equivalents of outstanding stock options for the three months ended March 31, 2013 and 215,000 share equivalents of outstanding stock options for the three months ended March 31, 2012 because their effect is anti-dilutive.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

6. Stock-Based Compensation

We have stock incentive plans through which employees and directors have been or will be granted stock-based compensation. We recognize compensation expense for the grant date fair value of stock-based awards over the applicable vesting period. The components of our pre-tax stock-based compensation expense, net of forfeitures and associated income tax effect, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$6	$15
Restricted stock	340	489

	$346	$504

Income tax effect	$135	$195

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires several assumptions, which we have developed and update based on historical trends and current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest in three years. The financial targets include revenue and adjusted earnings per share measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model.

7. Restructuring Charges

At March 31, 2013 and December 31, 2012, we included short-term restructuring reserves of $1.4 million and $1.8 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $308,000 and $327,000 at March 31, 2013 and December 31, 2012, respectively, and were included in “Other long-term liabilities.” The decline in restructuring reserves relates primarily to our making lease payments for previously closed vision centers and severance payments during the three months ended March 31, 2013. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserve for the three months ended March 31, 2013 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2012	$604	$1,525	$2,129
Liabilities recognized	—	219	219
Payments	(222)	(451)	(673)

Balance at March 31, 2013	$382	$1,293	$1,675

8. Assets Held for Sale

We had assets held for sale of $24,000 at each of March 31, 2013 and December 31, 2012 related to unused lasers and other equipment from closed vision centers. We include assets held for sale in the caption “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	Foreign currency translation adjustment	Total
Balance at December 31, 2012	$677	$677
Other comprehensive loss before reclassifications	(97)	(97)
Amounts reclassified from accumulated other comprehensive income	—	—

Balance at March 31, 2013	$580	$580

There were no reclassifications out of, or changes to, accumulated other comprehensive income during the three months ended March 31, 2013.

10. Commitments and Contingencies

Our business results in medical malpractice lawsuits. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through March 31, 2013 could differ from the amounts recorded. At March 31, 2013 and December 31, 2012, we maintained insurance reserves of $6.4 million and $6.6 million, respectively, of which $843,000 and $871,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $4.8 million to $12.5 million at March 31, 2013. We record any adjustment to these estimates in the period determined.

During 2013 and 2012, we entered into certain media purchase commitments which require us to spend an aggregate of $1.2 million and $821,000 over the next two years and two-and-one-half years, respectively.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse affect on our business, financial condition, results of operations or cash flows.

11. Subsequent Events

In April 2013 we entered into an agreement to purchase for $2.3 million lasers previously leased by us. The purchase will be financed through the vendor and repaid over a period of three years at a fixed interest rate of 3.5%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of March 31, 2013, and the results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended March 31, 2013 include (all comparisons are with the same period of 2012):

•	Revenues were $28.3 million compared with $36.1 million; adjusted revenues were $27.9 million compared with $35.3 million.

•	Procedure volume was 16,272 procedures compared with 20,987 procedures.

•

Operating income was $1.0 million compared with $3.8 million; adjusted operating income was $691,000 compared with $3.0 million. The decline in operating income and adjusted operating income for the first quarter of 2013 reflected lower procedure volume and revenues, a decrease in spending on marketing and advertising, lower vision center direct costs, lower general and administrative costs and $219,000 in restructuring charges.

•	Marketing cost per eye was $404 compared with $326.

•	Net income was $1.2 million, or $0.06 per share, compared with net income of $3.8 million, or $0.20 per share.

•	Cash and investments totaled $33.0 million as of March 31, 2013, compared with $34.5 million as of December 31, 2012.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels,

•	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising, word-of-mouth referrals, and our partner network referrals,

•	The availability of patient financing,

•	Government mandated limits on flexible spending accounts,

•	Our ability to manage equipment and operating costs, and

•	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

•	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and

•	Our mix of procedures among the different types of laser technology.

Because our revenues are a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the number of laser vision correction procedures performed at our vision centers. Included within total procedure volume are laser vision correction, intraocular and implantable collamer lens procedures.

	2013	2012
First quarter	16,272	20,987
Second quarter	—	14,415
Third quarter	—	11,510
Fourth quarter	—	11,613

Year	16,272	58,525

Economic conditions in the United States have resulted in cautious high-end discretionary spending for many consumers that has continued to impact our procedure volume and operating results. We have no immediate plans to open any new full-service vision centers until we move closer to sustained profitability in our core laser vision correction business. We operate four satellite LasikPlus® vision centers as of March 31, 2013. These satellite vision centers perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market. We have also been establishing a partner network of eye care professionals that share patients who have laser vision correction and cataract surgeries.

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

	Three Months Ended March 31,
	2013	2012
Revenues
Reported U.S. GAAP	$28,304	$36,138
Adjustments
Amortization of prior deferred revenue	(369)	(821)

Adjusted revenues	$27,935	$35,317

Operating income
Reported U.S. GAAP	$1,023	$3,754
Adjustments
Amortization of prior deferred revenue	(369)	(821)
Amortization of prior professional fees	37	82

Adjusted operating income	$691	$3,015

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Same Period in 2012

Revenues

In the first quarter of 2013, revenues decreased by $7.8 million, or 21.7%, to $28.3 million from $36.1 million in the first quarter of 2012. Procedure volume decreased 22.5% to 16,272 in the first quarter of 2013 from 20,987 in the first quarter of 2012. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,717 in the first quarter of 2013 from $1,683 in the first quarter of 2012, and from $1,698 in the fourth quarter of 2012. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(7,935)
Impact from increase in average procedure price, adjusted for revenue deferral	553
Change in deferred revenue	(452)

Decrease in revenues	$(7,834)

The decrease in procedure volume during the first quarter was driven, in part, by continued cautious consumer spending, as well as having entered 2013 with a significant deficit in procedure bookings compared with the first quarter of 2012; year-over-year procedure volume grew 11% in the first quarter of 2012. Additionally, our research shows that the federal government’s mandated $2,500 limit on the maximum contribution for flexible spending accounts, which took effect at the beginning of this year, put approximately 10% of our prospective patients at risk for not moving forward with the procedure.

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

Medical professional and license fees

Due to lower procedure volume, medical professional and license fees in the first quarter of 2013, totaling $6.7 million, decreased by $1.9 million, or 22.4%, from the first quarter of 2012. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $37,000 in the first quarter of 2013 and $82,000 in the first quarter of 2012.

Direct costs of services

Direct costs of services decreased $1.9 million, or 15.5%, in the first quarter of 2013 to $10.1 million from $11.9 million in the first quarter of 2012. The decrease was due primarily to lower financing costs of $576,000 due to lower procedure volume and renegotiation of rates for third-party financing plans, including a promotional rate in the first quarter of 2013; lower employee costs of $381,000, comprised of stock compensation and other employee costs; lower insurance costs of $308,000 related to favorable actuarial valuation changes resulting from updated claims experience; and lower rent costs of $202,000 due to vision center closures.

General and administrative

General and administrative expenses decreased in the first quarter of 2013 by $557,000, or 15.0%, from the first quarter of 2012, due primarily to reductions in employee costs and professional fees. Higher professional fees in 2012 related primarily to business expansion initiatives that did not recur in 2013.

Marketing and advertising

Marketing and advertising expenses in the first quarter of 2013 decreased by $281,000, or 4.1%, from the first quarter of 2012. These expenses were 23.2% of revenues in the first quarter of 2013, compared to 19.0% during the same period of 2012. Due to lower procedure volume, adjusted marketing cost per eye, excluding spending on our cataract expansion initiatives, increased to $396 in the first quarter of 2013 compared with $320 in the same period of 2012. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the first quarter of 2013 by approximately $756,000, or 57.6%, to $556,000, from $1.3 million in the first quarter of 2012, largely due to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers.

Restructuring charges

During the first quarter of 2013 we recorded restructuring charges of $219,000 as a result of the closure of one vision center and relocation of our patient communication center to our corporate headquarters as part of our restructuring plan announced in late 2012.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $6,000 in the first quarter of 2013. Gain on sale of assets was $78,000 in the same period of 2012.

Non-operating income and expenses

Net investment income and other in the first quarter of 2013 increased $100,000 due primarily to lower interest expense from our decision to pay off prior to its maturity our long-term debt in the second quarter of 2012.

Income taxes

Income tax expense for the first quarter of 2013 and 2012 included the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At March 31, 2013, we held $33.0 million in cash and cash equivalents and short-term investments, a decrease of $1.5 million from $34.5 million at December 31, 2012. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Three Months Ending March 31,
	2013	2012
Cash (used in) provided by:
Operating activities	$(1,029)	$4,493
Investing activities	2,680	786
Financing activities	(231)	(1,036)
Net effect of exchange rate changes on cash and cash equivalents	(97)	103

Net increase in cash and cash equivalents	$1,323	$4,346

Cash used in operating activities was $1.0 million for the three months ended March 31, 2013 compared to cash provided by operating activities of $4.5 million for the same period of 2012. The decrease in cash from operating activities was a result of decreased earnings of $2.6 million in the three months ended March 31, 2013 compared with 2012, coupled with uses of working capital. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. Efforts have continued regarding cost control and cash conservation in order to maintain efficiencies in many discretionary areas.

At March 31, 2013, working capital amounted to $22.0 million compared to $21.1 million at December 31, 2012. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 186.1% of current liabilities at March 31, 2013, compared to 188.8% at December 31, 2012.

We continue to offer our own patient financing. As of March 31, 2013, we had $4.5 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $625,000, or 16.2% from December 31, 2012. In 2013, the amount of revenue internally financed has increased to approximately 7% of gross revenues from 6% for the same period in 2012. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was less than 1% of revenue for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, we purchased no investment securities and received proceeds from the sale of investment securities of $2.8 million. As our investments in certificates of deposits matured in 2013, we purchased money market funds, classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets, due to minimal returns on other low-risk investment vehicles. As of March 31, 2013, our cash and investment portfolio is comprised entirely of cash and equivalents due to the low investment yields in the current market.

We have not opened any new full-service vision centers in 2013 or 2012. Capital expenditures for the three months ended March 31, 2013 and 2012 were $135,000 and $67,000, respectively.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2013. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of our internal control over financial reporting was performed as of March 31, 2013. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

For a discussion of risk factors attributable to our business, refer to Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors disclosed in the Annual Report.

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

LCA-VISION INC.

Date: May 2, 2013	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

Date: May 2, 2013	/s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer