Form 10-Q
period 2013-06-30
LCA VISION INC
filed 2013-08-01
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,240,820 shares as of July 25, 2013.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$30,866	$31,653
Short-term investments	—	2,804
Patient receivables, net of allowances of $951 and $1,019, respectively	3,195	2,810
Other accounts receivable, net	1,627	443
Prepaid expenses and other	3,864	3,318

Total current assets	39,552	41,028

Property and equipment, net	7,447	6,380
Patient receivables, net of allowances of $592 and $634, respectively	1,301	1,059
Other assets	223	501

Total assets	$48,523	$48,968

Liabilities and Stockholders’ Investment
Current liabilities
Accounts payable	$7,848	$8,046
Accrued liabilities and other	8,628	11,930
Debt obligations maturing within one year	861	—

Total current liabilities	17,337	19,976

Other long-term liabilities	2,468	3,454
Long-term insurance reserves, less current portion	5,655	5,741
Long-term debt obligations, less current portion	1,404	—

Stockholders’ investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,240,820 and 19,050,504 shares outstanding, respectively)	25	25
Contributed capital	180,212	179,543
Common stock in treasury, at cost (6,050,817 shares and 6,241,133 shares, respectively)	(110,093)	(111,395)
Accumulated deficit	(48,919)	(49,053)
Accumulated other comprehensive income	434	677

Total stockholders’ investment	21,659	19,797

Total liabilities and stockholders’ investment	$48,523	$48,968

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$22,609	$25,152	$50,913	$61,289

Operating costs and expenses
Medical professional and license fees	4,229	5,809	10,963	14,491
Direct costs of services	9,431	11,500	19,492	23,410
General and administrative expenses	2,906	3,407	6,055	7,113
Marketing and advertising	5,367	6,628	11,937	13,479
Depreciation	484	1,209	1,039	2,521
Restructuring and impairment charges	—	37	219	37

	22,417	28,590	49,705	61,051
Gain on sale of assets	108	110	115	188

Operating income (loss)	300	(3,328)	1,323	426

Net investment income and other	235	162	451	278

Income (loss) before taxes on income	535	(3,166)	1,774	704

Income tax expense	72	24	107	48

Net income (loss)	$463	$(3,190)	$1,667	$656

Earnings (loss) per common share
Basic	$0.02	$(0.17)	$0.09	$0.03
Diluted	$0.02	$(0.17)	$0.09	$0.03

Weighted average shares outstanding
Basic	19,117	18,991	19,152	18,943
Diluted	19,195	18,991	19,301	19,129

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(146)	$(125)	$(243)	$(22)
Unrealized investment gain	—	43	—	30

Total other comprehensive (loss) income, net of tax	$(146)	$(82)	$(243)	$8

Comprehensive income (loss)	$317	$(3,272)	$1,424	$664

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flow from operating activities:
Net income	$1,667	$656
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,039	2,521
Provision for loss on doubtful accounts	276	518
Loss on sale of investments	—	8
Impairment charges	—	37
Gain on sale of assets	(115)	(188)
Stock-based compensation	669	1,082
Insurance reserve	(98)	100
Changes in operating assets and liabilities:
Patient accounts receivable	(926)	(1,624)
Other accounts receivable	(1,164)	(135)
Prepaid expenses and other	(1,376)	520
Accounts payable	(198)	(163)
Deferred revenue, net of professional fees	(542)	(1,338)
Accrued liabilities and other	(2,291)	(1,548)

Net cash (used in) provided by operations	(3,059)	446

Cash flow from investing activities:
Purchases of property and equipment	(195)	(589)
Proceeds from sale of assets	137	207
Purchases of investment securities	—	(36,855)
Proceeds from sale of investment securities	2,804	59,264

Net cash provided by investing activities	2,746	22,027

Cash flow from financing activities:
Principal payments on loans	—	(4,004)
Shares repurchased for treasury stock	(231)	(357)
Proceeds from exercise of stock options	—	57

Net cash used in financing activities	(231)	(4,304)
Net effect of exchange rate changes on cash and cash equivalents	(243)	(22)

(Decrease) increase in cash and cash equivalents	(787)	18,147
Cash and cash equivalents at beginning of period	31,653	18,568

Cash and cash equivalents at end of period	$30,866	$36,715

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

As of June 30, 2013, we operated 56 LasikPlus® vision centers in the United States: 50 full-service LasikPlus® fixed-site laser vision correction centers and six pre- and post-operative LasikPlus® satellite centers. Included in the 56 vision centers are three vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in late 2011, we began offering refractive lens and cataract services in certain of our existing markets.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2012 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) and requires the disclosure (either on the face of the financial statements or within the Notes) for significant items reclassified out of AOCI and into net income, for each component of other comprehensive income. The new guidance was effective with the filing of our Form 10-Q for the three months ending March 31, 2013, with prospective application required and did not have a material impact on our Condensed Consolidated Financial Statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs and then, usually, we deduct the remainder of the amount due automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. We charge-off receivables against the allowance when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $38,000 and $42,000 at June 30, 2013 and December 31, 2012, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.5 million and $1.7 million at June 30, 2013 and December 31, 2012. During the three and six months ended June 30, 2013, we wrote-off $238,000 and $464,000, respectively, of receivables against the allowance for doubtful accounts and recovered $26,000 and $55,000, respectively, in receivables previously written off. During the three and six months ended June 30, 2012, we wrote-off $199,000 and $415,000, respectively, of receivables against the allowance for doubtful accounts and recovered $32,000 and $62,000, respectively, in receivables previously written off.

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We included this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). We also included in “Net investment income and other” realized gains and losses on sales of securities and declines in value of securities determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

We did not hold any investment securities as of June 30, 2013 and we did not recognize any realized or unrealized gains or losses on the sale of investment securities during the three and six months ended June 30, 2013. At December 31, 2012 we held certificates of deposits with an adjusted cost basis and fair value of $2.8 million. We realized no gains or losses on the sale of our investment securities for the three months ended June 30, 2012, and we realized gains of $3,000 and other-than–temporary impairments of $11,000 for the six months ended June 30, 2012. We recognized unrealized gains of $41,000 and no unrealized losses in accumulated other comprehensive income as of June 30, 2012. No investments were held in an unrealized loss position for greater than 12 months at June 30, 2012.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2012 we held $2.8 million of certificates of deposit, which were considered a Level 2 asset, and no liabilities measured at fair value on a recurring basis. We did not hold any such assets or liabilities at June 30, 2013. The valuation technique used to measure fair value of certificates of deposit was based on quoted market prices or corroborated by observable market data.

There were no transfers between Level 1 and Level 2 measurements in the three and six months ended June 30, 2013 and 2012. The following table sets forth the reconciliation of beginning and ending balances for auction rate securities at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 (dollars in thousands). The auction rate securities were redeemed prior to December 31, 2012.

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$—	$882	$—	902
Losses included in earnings	—	—	—	(11)
Gains included in other comprehensive income	—	41	—	32

Balance as of June 30	$—	$923	$—	$923

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current:
Federal	$50	$6	$55	$13
State and local	22	18	52	35

Total Current	72	24	107	48

Deferred:
Federal	$—	$—	$—	$—
State and local	—	—	—	—

Total Deferred	—	—	—	—

Income tax expense	$72	$24	$107	$48

Effective income tax rate	13.5%	0.8%	6.0%	6.7%

Our effective tax rate for the three and six months ended June 30, 2013 was impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of June 30, 2013 and December 31, 2012, the net deferred tax assets are offset by full valuation allowances because it is not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three and six months ended June 30, 2013. Income tax expense for the three and six months ended June 30, 2013 and 2012 includes primarily interest on unrecognized tax benefits and state taxes in certain jurisdictions.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three and six month periods ended June 30, 2013, there were no changes to the liability for unrecognized tax benefits. All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The total amount of unrecognized tax benefits at both June 30, 2013 and December 31, 2012 was $508,000. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic
Net income (loss)	$463	$(3,190)	$1,667	$656
Weighted average shares outstanding	19,117	18,991	19,152	18,943
Basic earnings (loss) per common share	$0.02	$(0.17)	$0.09	$0.03
Diluted
Net income (loss)	$463	$(3,190)	$1,667	$656
Weighted average shares outstanding	19,117	18,991	19,152	18,943
Effect of dilutive securities
Stock options	—	—	—	2
Restricted stock	78	—	149	184

Weighted average common shares and potential dilutive shares	19,195	18,991	19,301	19,129
Diluted earnings (loss) per common share	$0.02	$(0.17)	$0.09	$0.03

The diluted earnings per share calculation excludes the effect of 164,000 and 180,000 share equivalents of outstanding stock options for the three and six months ended June 30, 2013, respectively, and 212,000 and 214,000 share equivalents of outstanding stock options for the three and six months ended June 30, 2012, respectively, because their effect is anti-dilutive.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	$—	$16	$6	$31
Restricted stock	323	562	663	1,051

	$323	$578	$669	$1,082

Income tax effect	$125	$225	$260	$420

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We estimate the fair value of stock options granted using the Black-Scholes option-pricing model. This model requires several assumptions, which we have developed based on historical trends and updated based on current market observations. The accuracy of these assumptions is critical to the estimate of fair value for these equity instruments.

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest in three years. The financial targets include revenue and adjusted earnings per share measurements. Total stockholder return is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model, which utilizes Level 3 inputs.

7. Restructuring Charges

At June 30, 2013 and December 31, 2012, we included short-term restructuring reserves of $947,000 and $1.8 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $200,000 and $327,000 at June 30, 2013 and December 31, 2012, respectively, and were included in “Other long-term liabilities.” The decrease in restructuring reserves relates primarily to lease payments for previously closed vision centers and severance payments during the three and six months ended June 30, 2013. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserves for the three and six months ended June 30, 2013 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2012	$604	$1,525	$2,129
Liabilities recognized	—	219	219
Payments	(222)	(451)	(673)

Balance at March 31, 2013	$382	$1,293	$1,675

Payments	(118)	(410)	(528)

Balance at June 30, 2013	$264	$883	$1,147

8. Assets Held for Sale

We had assets held for sale of $11,000 and $24,000 at June 30, 2013 and December 31, 2012, respectively, related to unused lasers and other equipment from closed vision centers. We include assets held for sale in the caption “Prepaid expenses and other” on the Condensed Consolidated Balance Sheets.

9. Debt

Long-term debt obligations consist of (dollars in thousands):

	June 30, 2013	December 31, 2012
Third party debt	$2,265	$—
Debt obligations maturing within one year	(861)	—

Long-term obligations (less current portion)	$1,404	$—

In April 2013, we purchased excimer lasers for all of our full-service vision centers for $2.3 million, which we had previously leased, through a vendor financed transaction. The terms of the financing provide for monthly payments over a 36-month term at a fixed interest rate of 3.5%.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The financing agreement does not contain any financial covenants and is secured by the excimer lasers. The estimated fair value of our debt obligations is $2.1 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement. The financing agreement represents a significant financing activity which affected recognized assets and liabilities by $2.3 million, but did not result in any cash receipts or payments within the period ending June 30, 2013.

10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	Foreign currency translation adjustment
	3 months ended	6 months ended
Beginning balance	$580	$677
Other comprehensive loss before reclassifications	(146)	(243)
Amounts reclassified from accumulated other comprehensive income	—	—

Balance at June 30, 2013	$434	$434

There were no reclassifications out of, or changes to, accumulated other comprehensive income during the three and six months ended June 30, 2013.

11. Commitments and Contingencies

During 2013 and 2012, we entered into certain media purchase agreements with remaining commitments which require us to spend an aggregate of $1.7 million over the next two years.

From time to time, we are subject to medical malpractice lawsuits arising out of our business. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through June 30, 2013 could differ from the amounts recorded. At June 30, 2013 and December 31, 2012, we maintained insurance reserves of $6.5 million and $6.6 million, respectively, of which $858,000 and $871,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.0 million to $12.9 million at June 30, 2013. We record any adjustment to these estimates in the period determined.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of June 30, 2013, and the results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended June 30, 2013 include (all comparisons are with the same period of 2012):

•	Revenues were $22.6 million compared with $25.2 million; adjusted revenues were $22.4 million compared with $24.5 million.

•	Procedure volume was 12,994 compared with 14,415.

•

Medical professional and license fees decreased by $1.6 million to $4.2 million from $5.8 million. The decrease resulted from lower procedure volume coupled with lower laser fees. Laser fees were favorably impacted by our purchase in April 2013 of previously leased excimer lasers, which provided a lower per-procedure fee for all procedures performed in 2013 with this equipment, as well as for enhancement costs.

•

Vision center direct costs decreased by $2.1 million to $9.4 million from $11.5 million. The decrease was a result of lower variable costs associated with the decline in procedure volume along with other savings. These savings primarily included lower laser maintenance fees from managing purchases, lower financing fees from renegotiated rates and a shift in portfolio mix, reductions in employee-related costs and lower insurance costs from favorable claims experience.

•	Marketing expense decreased by $1.2 million to $5.4 million from $6.6 million, bringing marketing cost per eye to $413 from $460.

•

General and administrative expenses decreased by $501,000 to $2.9 million from $3.4 million, due primarily to reductions in employee-related costs as a result of restructuring initiatives implemented early this year.

•	Depreciation expense decreased by $725,000 to $484,000 from $1.2 million, due to lower capital expenditures in recent years.

•

Operating income was $300,000, a $3.6 million improvement from an operating loss of $3.3 million; adjusted operating income was $90,000, a $4.0 million improvement from an adjusted operating loss of $3.9 million.

•	Net income was $463,000, or $0.02 per diluted share, a $3.7 million improvement from a net loss of $3.2 million, or $0.17 per share.

Key financial highlights for the six months ended June 30, 2013 include (all comparisons are with the same period of 2012):

•	Revenues were $50.9 million compared with $61.3 million; adjusted revenues were $50.3 million compared with $59.8 million.

•	Procedure volume was 29,266 compared with 35,402.

•

Medical professional and license fees decreased by $3.5 million to $11.0 million from $14.5 million. The decrease resulted from lower procedure volume coupled with the impact from our purchase of previously leased excimer lasers.

•

Vision center direct costs decreased by $3.9 million to $19.5 million from $23.4 million. The decrease was a result of lower variable costs associated with the procedure volume combined with other cost savings. These savings primarily included lower financing fees from renegotiated rates and a shift in portfolio mix, reductions in employee-related costs, lower insurance costs from favorable claims experience and lower laser maintenance fees from managing purchases.

•	Marketing expense decreased by $1.6 million to $11.9 million from $13.5 million. Marketing cost per eye was $408 compared with $381.

•

General and administrative expenses decreased by $1.0 million to $6.1 million from $7.1 million, due primarily to reductions in employee-related costs and rent from the relocation of our call center as a result of restructuring initiatives implemented in early 2013.

•	Depreciation expense decreased by $1.5 million to $1.0 million from $2.5 million, due to lower capital expenditures in recent years.

•

Operating income was $1.3 million, a $897,000 improvement from operating income of $426,000; adjusted operating income was $781,000, a $1.7 million improvement from an adjusted operating loss of $912,000.

•	Net income was $1.7 million, or $0.09 per diluted share, a $1.0 million improvement from net income of $656,000, or $0.03 per diluted share.

•

Cash and investments were $30.9 million as of June 30, 2013, compared with $34.5 million as of December 31, 2012. The cash use was due primarily to working capital changes from merchant receivables and prepaid license fee purchases in addition to restructuring payments related to severance and lease obligations for previously closed vision centers. The cash use also included start-up losses related to our refractive lens and cataract business.

•

In April 2013, we purchased for $2.3 million the previously leased excimer lasers used in all of our full-service vision centers. The purchase was financed by the vendor over a three-year term at an interest rate of 3.5%.

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

Because our revenues are a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the number of laser vision correction procedures performed at our vision centers. Total procedure volume includes laser vision correction, intraocular and implantable collamer lens procedures.

	2013	2012
First quarter	16,272	20,987
Second quarter	12,994	14,415
Third quarter	—	11,510
Fourth quarter	—	11,613

Year	29,266	58,525

As of June 30, 2013, we operated 56 LasikPlus® vision centers in the United States: 50 full-service LasikPlus® fixed-site laser vision correction centers and six LasikPlus® satellite centers. Included in the 56 vision centers are three vision centers owned and operated by ophthalmologists who license our trademarks. The satellite vision centers perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market. We have also been establishing a partner network of eye care professionals that share patients who have laser vision correction and other refractive surgeries.

We have provided both adjusted revenues and operating income (losses) as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. A reconciliation of revenues and operating income (loss) reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) is provided below (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Reported U.S. GAAP	$22,609	$25,152	$50,913	$61,289
Adjustments
Amortization of prior deferred revenue	(233)	(666)	(602)	(1,487)

Adjusted revenues	$22,376	$24,486	$50,311	$59,802

Operating income (loss)
Reported U.S. GAAP	$300	$(3,328)	$1,323	$426
Adjustments
Amortization of prior deferred revenue	(233)	(666)	(602)	(1,487)
Amortization of prior professional fees	23	67	60	149

Adjusted operating income (loss)	$90	$(3,927)	$781	$(912)

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Same Period in 2012

Revenues

In the second quarter of 2013, revenues decreased by $2.5 million, or 10.1%, to $22.6 million from $25.2 million in the second quarter of 2012. Procedure volume decreased 9.9% to 12,994 in the second quarter of 2013 from 14,415 in the second quarter of 2012. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,722 in the second quarter of 2013 from $1,699 in the second quarter of 2012, and from $1,717 in the first quarter of 2013. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(2,415)
Impact from increase in average procedure price, adjusted for revenue deferral	305
Change in deferred revenue	(433)

Decrease in revenues	$(2,543)

We expect procedure volume to be negatively impacted throughout 2013 by the lowering of the maximum contribution to flexible spending accounts mandated by the federal government, which went into effect at the beginning of the year. Additionally, continued cautious consumer spending has negatively impacted the industry and may be a factor in the decrease in procedure volume during the second quarter.

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

Medical professional and license fees

Medical professional and license fees in the second quarter of 2013, totaling $4.2 million, decreased by $1.6 million, or 27.2%, from the second quarter of 2012. The decrease is due to lower volume, as well as favorable procedure fee negotiations with our vendors, which decreased procedure fees in the current period and had a favorable impact to our enhancement reserve of $295,000. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $23,000 in the second quarter of 2013 and $67,000 in the second quarter of 2012.

Direct costs of services

Direct costs of services decreased $2.1 million, or 18.0%, in the second quarter of 2013 to $9.4 million from $11.5 million in the second quarter of 2012. The decrease reflected lower variable costs as a result of lower procedure volume in combination with savings resulting from our previously announced restructuring initiatives and other savings. Lower costs included reductions in laser maintenance of $456,000 from managing purchases, financing costs of $383,000 due to renegotiation of rates for third-party financing plans; employee costs of $299,000, comprised of stock compensation and other employee costs; and insurance costs of $247,000 related to favorable actuarial valuation changes resulting from updated claims experience. Favorable trends continued for other costs, including reductions to travel, state and local sales taxes, contract and professional services, bad debt and telecommunication expenses.

General and administrative

General and administrative expenses decreased in the second quarter of 2013 by $500,000, or 14.7%, from the second quarter of 2012, due primarily to reductions in employee costs, comprised of stock compensation and other employee costs.

Marketing and advertising

Marketing and advertising expenses in the second quarter of 2013 decreased by $1.3 million, or 19.0%, from the second quarter of 2012. These expenses were 23.7% of revenues in the second quarter of 2013, compared to 26.4% during the same period of 2012. Due to managing our marketing spend, adjusted marketing cost per eye, adjusted for spending on our cataract expansion initiatives, decreased to $405 in the second quarter of 2013 compared with $445 in the same period of 2012. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the second quarter of 2013 by approximately $725,000, or 60.0%, to $484,000, from $1.2 million in the second quarter of 2012, largely due to reduced capital expenditures beginning in 2009 and prior period impairment charges and disposals of property and equipment as a result of closed vision centers.

Restructuring and impairment charges

During the second quarter of 2013, we recorded no restructuring or impairment charges.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $108,000 in the second quarter of 2013. Gain on sale of assets was $110,000 in the same period of 2012.

Non-operating income and expenses

Net investment income and other in the second quarter of 2013 increased $73,000 due primarily to lower interest expense from our decision to pay off all third party debt in June, 2012, in advance of its maturity.

Income taxes

Income tax expense for the second quarter of 2013 and 2012 included primarily the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Same Period in 2012

Revenues

In the six months ended June 30, 2013, revenues decreased by $10.4 million, or 16.9%, to $50.9 million from $61.3 million in the six months ended June 30, 2012. Procedure volume decreased 17.3% to 29,266 in the first six months of 2013 from 35,402 in the first six months of 2012. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,719 in the six months ended June 30, 2013 from $1,689 in the six months ended June 30, 2012. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(10,365)
Impact from increase in average procedure price, adjusted for revenue deferral	874
Change in deferred revenue	(885)

Decrease in revenues	$(10,376)

Medical professional and license fees

Due to lower procedure volume, medical professional and license fees in the six months ended June 30, 2013, totaling $11.0 million, decreased by $3.5 million, or 24.4%, from the six months ended June 30, 2012. The decrease is also due to favorable procedure fee negotiations with our vendors which decreased license fees by $617,000 as well as had a favorable impact on our enhancement reserve of $295,000. Enhancement costs were also lower due to updated favorable trends to our enhancement rates. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $60,000 in the six months ended June 30, 2013 and $149,000 in the six months ended June 30, 2012.

Direct costs of services

Direct costs of services decreased $3.9 million, or 16.7%, in the six months ended June 30, 2013 to $19.5 million from $23.4 million in the six months ended June 30, 2012. The decrease reflected lower variable costs as a result of lower procedure volume in combination with savings resulting from our previously announced restructuring initiatives and other savings. Lower costs included a reduction in financing costs of $959,000 due to procedure volume and renegotiation of rates for third-party financing plans, including a promotional rate in the first four months of 2013; employee costs of $650,000, comprised of stock compensation and other employee costs; insurance costs of $555,000 related to favorable actuarial valuation changes resulting from updated claims experience; laser maintenance of $421,000 from managing purchases; bad debt expense of $241,000; rent costs of $218,000 due to vision center closures and lease renegotiations; state and local taxes of $209,000; and contracted and professional services of $170,000.

General and administrative

General and administrative expenses decreased in the six months ended June 30, 2013 by $1.1 million, or 14.5%, from the six months ended June 30, 2012, due primarily to reductions in employee costs, professional fees, rent from the relocation of our call center, and telecommunication expenses. Higher professional fees in 2012 related primarily to business expansion initiatives that did not recur in 2013.

Marketing and advertising

Marketing and advertising expenses in the six months ended June 30, 2013 decreased by $1.5 million, or 11.4%, from the six months ended June 30, 2012. These expenses were 23.4% of revenues in the six months ended June 30, 2013, compared to 22.0% during the same period of 2012. Due to lower procedure volume, adjusted marketing cost per eye, excluding spending on our cataract expansion initiatives, increased to $400 in the six months ended June 30, 2013 compared with $371 in the same period of 2012. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the six months ended June 30, 2013 by approximately $1.5 million, or 58.8%, to $1.0 million, from $2.5 million in the six months ended June 30, 2012, due largely to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers.

Restructuring and impairment charges

During the six months ended June 30, 2013, we recorded restructuring charges of $219,000 as a result primarily of the relocation of our patient communication center to our corporate headquarters as part of our restructuring plan announced in late 2012.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $115,000 in the six months ended June 30, 2013. Gain on sale of assets was $188,000 in the same period of 2012.

Non-operating income and expenses

Net investment income and other in the six months ended June 30, 2013 increased $173,000 due primarily to lower interest expense from our decision to pay off third party debt in June, 2012, prior to its maturity.

Income taxes

Income tax expense for the six months ended June 30, 2013 and 2012 included primarily the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At June 30, 2013, we held $30.9 million in cash and cash equivalents and short-term investments, a decrease of $3.6 million from $34.5 million at December 31, 2012. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Six Months Ending
	June 30,
	2013	2012
Cash (used in) provided by:
Operating activities	$(3,059)	$446
Investing activities	2,746	22,027
Financing activities	(231)	(4,304)
Net effect of exchange rate changes on cash and cash equivalents	(243)	(22)

Net (decrease) increase in cash and cash equivalents	$(787)	$18,147

Cash used in operating activities was $3.1 million for the six months ended June 30, 2013 compared to cash provided by operating activities of $446,000 for the same period of 2012. The decrease in cash from operating activities was a result of uses of working capital, partially offset by increased earnings of $1.0 million in the six months ended June 30, 2013 compared with 2012. Working capital changes were driven primarily by an increase in our credit card receivables due to the timing of the end of quarters falling on a weekend, restructuring payments related to severance and lease obligations from previously closed vision centers, and prepaid license fees due to the timing of purchases. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. We have continued our efforts to control costs and conserve cash by maintaining efficiencies in many discretionary areas.

At June 30, 2013, working capital amounted to $22.2 million compared to $21.1 million at December 31, 2012. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 205.9% of current liabilities at June 30, 2013, compared to 188.8% at December 31, 2012.

We continue to offer our own patient financing. As of June 30, 2013, we had $4.5 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $627,000, or 13.9% from December 31, 2012. In 2013, the amount of revenue internally financed has remained consistent with the same period in 2012 at approximately 7% of gross revenues. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was less than 1% of revenue for the six months ended June 30, 2013 and 2012.

In April, 2013 we agreed to purchase for $2.3 million our excimer lasers previously leased from one of our vendors, with payment terms of 36 months at an interest rate of 3.5%. Our outstanding debt balance was $2.3 million at June 30, 2013. Our loan agreement contains no financial covenants and is secured by the lasers purchased.

During the six months ended June 30, 2013, we purchased no investment securities and received proceeds from the sale of investment securities of $2.8 million. As our investments in certificates of deposits matured in 2013, we purchased money market funds, classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets, due to minimal returns on other low-risk investment vehicles. As of June 30, 2013, our cash and investment portfolio is comprised entirely of cash and cash equivalents due to the low investment yields in the current market.

We have opened two satellite centers and one licensed center since the beginning of 2013, and we did not open any new full-service vision centers in 2012. Capital expenditures for the six months ended June 30, 2013 were $195,000, which excludes the purchase of $2.3 million in previously leased excimer lasers as the purchase was financed through the vendor and had no cash impact. Capital expenditures for the six months ended June 30, 2012 were $589,000.

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

We have low exposure to changes in foreign currency exchange rates and, as such, have not used derivative financial instruments to manage foreign currency fluctuation risk.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of June 30, 2013. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of our internal control over financial reporting was performed as of June 30, 2013. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LCA-VISION INC.

Date: August 1, 2013	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

Date: August 1, 2013	/s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer