Form 10-Q
period 2013-09-30
LCA VISION INC
filed 2013-10-29
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.
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

Yes   X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

     Large accelerated filer                 Accelerated filer   X

     Non-accelerated filer ____        Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,247,765 shares as of October 24, 2013.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$27,129	$31,653
Short-term investments	1,984	2,804
Patient receivables, net of allowances of $855 and $1,019, respectively	3,061	2,810
Other accounts receivable, net	666	443
Prepaid expenses and other	2,473	3,318

Total current assets	35,313	41,028

Property and equipment, net	7,289	6,380
Patient receivables, net of allowances of $552 and $634, respectively	1,170	1,059
Other assets	223	501

Total assets	$43,995	$48,968

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$6,461	$8,046
Accrued liabilities and other	7,099	11,930
Debt obligations maturing within one year	751	-

Total current liabilities	14,311	19,976

Long-term insurance reserves, less current portion	5,651	5,741
Long-term debt obligations, less current portion	1,245	-
Other long-term liabilities	2,308	3,454

Stockholders' investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,247,765 and 19,050,504 shares outstanding, respectively)	25	25
Contributed capital	180,500	179,543
Common stock in treasury, at cost (6,043,872 shares and 6,241,133 shares, respectively)	(110,063)	(111,395)
Accumulated deficit	(50,509)	(49,053)
Accumulated other comprehensive income	527	677
Total stockholders' investment	20,480	19,797

Total liabilities and stockholders' investment	$43,995	$48,968

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$20,656	$20,009	$71,569	$81,298

Operating costs and expenses
Medical professional and license fees	4,554	4,648	15,518	19,139
Direct costs of services	9,886	10,068	29,376	33,477
General and administrative expenses	2,791	3,037	8,847	10,151
Marketing and advertising	4,981	4,803	16,918	18,283
Depreciation	516	1,223	1,555	3,743
Restructuring and impairment	(5)	10	214	47
	22,723	23,789	72,428	84,840
Gain on sale of assets	65	33	180	221

Operating loss	(2,002)	(3,747)	(679)	(3,321)

Net investment income and other	225	220	676	498

Loss before taxes on income	(1,777)	(3,527)	(3)	(2,823)

Income tax (benefit) expense	(217)	22	(111)	70

Net (loss) income	$(1,560)	$(3,549)	$108	$(2,893)

(Loss) earnings per common share
Basic	$(0.08)	$(0.19)	$0.01	$(0.15)
Diluted	$(0.08)	$(0.19)	$0.01	$(0.15)

Weighted average shares outstanding
Basic	19,241	19,017	19,182	18,968
Diluted	19,241	19,017	19,332	18,968

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$92	$189	$(150)	$167
Unrealized investment gain	-	-	-	30
Total other comprehensive income (loss), net of tax	$92	$189	$(150)	$197

Comprehensive loss	$(1,468)	$(3,360)	$(42)	$(2,696)

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.
Condensed Conolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$108	$(2,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,555	3,743
Provision for loss on doubtful accounts	388	704
Loss on sale of investments	-	8
Impairment charges	-	37
Gain on sale of assets	(180)	(221)
Stock-based compensation	957	1,531
Insurance reserve	(102)	(318)
Changes in operating assets and liabilities:
Patient accounts receivable	(773)	(1,719)
Other accounts receivable	(207)	(60)
Prepaid expenses and other	(108)	870
Accounts payable	(1,585)	(2,660)
Deferred revenue, net of professional fees	(680)	(1,838)
Accrued liabilities and other	(3,744)	(2,144)

Net cash used in operations	(4,371)	(4,960)

Cash flow from investing activities:
Purchases of property and equipment	(505)	(973)
Proceeds from sale of assets	217	283
Purchases of investment securities	(1,984)	(39,659)
Proceeds from sale of investment securities	2,804	62,064

Net cash provided by investing activities	532	21,715

Cash flow from financing activities:
Principal payments on loans	(304)	(4,004)
Shares repurchased for treasury stock	(231)	(357)
Proceeds from exercise of stock options	-	57

Net cash used in financing activities	(535)	(4,304)

Net effect of exchange rate changes on cash and cash equivalents	(150)	167

(Decrease) increase in cash and cash equivalents	(4,524)	12,618

Cash and cash equivalents at beginning of period	31,653	18,568

Cash and cash equivalents at end of period	$27,129	$31,186

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

As of September 30, 2013, we operated 59 LasikPlus® vision centers in the United States: 51 full-service LasikPlus® fixed-site laser vision correction centers and eight pre- and post-operative LasikPlus® satellite centers. Included in those 59 vision centers are five vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in late 2011, we began offering refractive lens and cataract services in certain of our existing markets.

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

We derived the Condensed Consolidated Balance Sheet as of December 31, 2012 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2012 Annual Report on Form 10-K. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve the reporting of reclassifications out of Accumulated Other Comprehensive Income (“AOCI”) and requires the disclosure (either on the face of the financial statements or within the Notes) for significant items reclassified out of AOCI and into net income, for each component of other comprehensive income. The new guidance was effective with the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, with prospective application required and did not have a material impact on our Condensed Consolidated Financial Statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including to those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs and then, we deduct the remainder of the amount due automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. We charge-off receivables against the allowance when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $29,000 and $42,000 at September 30, 2013 and December 31, 2012, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.4 million and $1.7 million at September 30, 2013 and December 31, 2012, respectively. During the three and nine months ended September 30, 2013, we wrote-off $287,000 and $751,000, respectively, of receivables against the allowance for doubtful accounts and recovered $36,000 and $91,000, respectively, in receivables previously written off. During the three and nine months ended September 30, 2012, we wrote-off $296,000 and $712,000, respectively, of receivables against the allowance for doubtful accounts and recovered $40,000 and $102,000, respectively, in receivables previously written off.

2.  Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We included this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations and Comprehensive Loss. We also included in “Net investment income and other” realized gains and losses on sales of securities and declines in value of securities determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in net investment income.

At September 30, 2013 we held certificates of deposit with an adjusted cost basis and fair value of $2.0 million. We did not recognize any realized or unrealized gains or losses on the sale of investment securities during the three and nine months ended September 30, 2013. At December 31, 2012 we held certificates of deposit with an adjusted cost basis and fair value of $2.8 million. We realized no gains or losses on the sale of investment securities for the three months ended September 30, 2012, and we realized gains of $3,000 and other-than–temporary impairments of $11,000 for the nine months ended September 30, 2012. We recognized unrealized gains of $41,000 and no unrealized losses in accumulated other comprehensive income as of September 30, 2012. No investments were held in an unrealized loss position for greater than 12 months at September 30, 2013 or 2012.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2013 we held $2.0 million of certificates of deposit, which were considered a Level 2 asset, and no liabilities measured at fair value on a recurring basis. At December 31, 2012 we held $2.8 million of certificates of deposit, and no liabilities measured at fair value on a recurring basis. The valuation technique used to measure fair value of certificates of deposit was based on observable market data.

There were no transfers between Level 1 and Level 2 measurements in the three and nine months ended September 30, 2013 and 2012. The following table sets forth the reconciliation of beginning and ending balances for auction rate securities at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012 (dollars in thousands). The auction rate securities were redeemed prior to December 31, 2012.

	Three Months Ended September 30		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$-	$923	$-	902
Losses included in earnings	-	-	-	(11)
Gains included in other comprehensive income	-	-	-	32
Balance as of September 30	$-	$923	$-	$923

4.  Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Federal	$(241)	$6	$(186)	$19
State and local	24	16	75	51
Total Current	(217)	22	(111)	70

Deferred:
Federal	$-	$-	$-	$-
State and local	-	-	-	-
Total Deferred	-	-	-	-

Income tax (benefit) expense	$(217)	$22	$(111)	$70

Effective income tax rate	-12.2%	0.6%	n/m	2.5%

Our effective tax rate for the three and nine months ended September 30, 2013 was affected by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of September 30, 2013 and December 31, 2012, the net deferred tax assets are offset by full valuation allowances because it is not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three and nine months ended September 30, 2013. Income tax expense for the three and nine months ended September 30, 2013 includes $236,000 of tax benefit due to the statute of limitations lapsing on previously unrecognized tax benefits, offset in part by state taxes in certain jurisdictions and interest in other unrecognized tax benefits. Income tax expense for the three and nine months ended September 30, 2012 includes primarily interest in unrecognized tax benefits and state taxes in certain jurisdictions.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The total amount of unrecognized tax benefits at September 30, 2013 and December 31, 2012 was $336,000 and $508,000, respectively. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

5.  Earnings Per Common Share

We calculate basic earnings per common share data using the weighted average number of common shares outstanding during the period. Diluted per share data reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings. The following table is a reconciliation of basic and diluted per share data for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic
Net (loss) income	$(1,560)	$(3,549)	$108	$(2,893)
Weighted average shares outstanding	19,241	19,017	19,182	18,968
Basic (loss) earnings per common share	$(0.08)	$(0.19)	$0.01	$(0.15)

Diluted
Net (loss) income	$(1,560)	$(3,549)	$108	$(2,893)
Weighted average shares outstanding	19,241	19,017	19,182	18,968
Effect of dilutive securities
Restricted stock	-	-	150	-
Weighted average common shares and potential dilutive shares	19,241	19,017	19,332	18,968
Diluted (loss) earnings per common share	$(0.08)	$(0.19)	$0.01	$(0.15)

Anti-dilutive options (excluded from diluted net (loss) earnings per share computations)	139	489	166	363
Anti-dilutive restricted stock units (excluded from diluted net (loss) earnings per share computations)	38	-	25	-

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

	Three Months Ended September 30,		Nine Months Ended Sepember 30,
	2013	2012	2013	2012
Stock options	$-	$15	$6	$46
Restricted stock	289	434	951	1,485
	$289	$449	$957	$1,531

Income tax effect	113	174	373	594
	$176	$275	$584	$937

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

Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest at the end of three years. The financial targets include revenue and adjusted earnings per share measurements. Total stockholder return, the stock performance criteria, is considered a market condition and the fair value of those awards was calculated using a Monte Carlo simulation valuation model, which utilizes Level 3 inputs.

7.  Restructuring Charges

At September 30, 2013 and December 31, 2012, we included short-term restructuring reserves of $701,000 and $1.8 million, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $100,000 and $327,000 at September 30, 2013 and December 31, 2012, respectively, and were included in “Other long-term liabilities.” The decrease in restructuring reserves relates primarily to lease payments for previously closed vision centers and severance payments during the three and nine months ended September 30, 2013.

The following table summarizes the restructuring reserves for the three and nine months ended September 30, 2013 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2012	$604	$1,525	$2,129
Liabilities recognized	-	219	219
Payments	(222)	(451)	(673)
Balance at March 31, 2013	$382	$1,293	$1,675
Liabilities recognized	-	-	-
Payments	(118)	(410)	(528)
Balance at June 30, 2013	$264	$883	$1,147
Adjustments to liabilities previously recognized	-	(5)	(5)
Payments	(87)	(254)	(341)
Balance as of September 30, 2013	$177	$624	$801

8.  Debt

Long-term debt obligations consist of (dollars in thousands):

	September 30, 2013	December 31, 2012
Third party debt	$1,996	$-
Debt obligations maturing within one year	(751)	-
Long-term obligations (less current portion)	$1,245	$-

In April 2013, we purchased excimer lasers for all of our full-service vision centers for $2.3 million. We had previously leased these lasers through a vendor financed transaction. In July 2013 we purchased an additional excimer laser for a licensee center. The terms of the financing provide for monthly payments over a 36-month term at a fixed interest rate of 3.5%.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The financing agreement does not contain any financial covenants and is secured by the excimer lasers. The estimated fair value of our debt obligations is $1.9 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement. The financing agreement represents a significant financing activity which affected recognized assets and liabilities by $2.3 million, but did not result in any cash receipts within the nine-month period ending September 30, 2013.

9.  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income consisted of the following (dollars in thousands):

	Foreign currency translation adjustment
	Three months ended	Nine months ended
Beginning balance	$435	$677
Other comprehensive income (loss) before reclassifications	92	(150)
Balance at September 30, 2013	$527	$527

There were no reclassifications out of accumulated other comprehensive income during the three and nine months ended September 30, 2013.

10.  Commitments and Contingencies

At September 30, 2013, we were party to certain media purchase agreements with remaining commitments that require us to spend an aggregate of $1.3 million over the next two years.

From time to time, we are subject to medical malpractice lawsuits arising out of our business. We are insured through our captive insurance company to provide coverage for current claims brought against us. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company.

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through September 30, 2013 could differ from the amounts recorded. At September 30, 2013 and December 31, 2012, we maintained insurance reserves of $6.5 million and $6.6 million, respectively, of which $858,000 and $871,000 were classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.0 million to $13.5 million at September 30, 2013. We record any adjustment to these estimates in the period determined.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of September 30, 2013, and the results of operations for the three- and nine-months ended September 30, 2013 and 2012. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2012. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended September 30, 2013 include (all comparisons are with the same period of 2012):

●	Revenues increased 3.2% to $20.7 million from $20.0 million; adjusted revenues increased 5.4% to $20.5 million from $19.5 million.
●	Procedure volume increased 3.7% to 11,932 from 11,510.
●

Medical professional and license fees remained essentially unchanged at $4.6 million. Medical professional and license fees for the 2013 third quarter included higher fees due to an increase in procedure volume, offset by lower license fees as a result of our purchase in April 2013 of previously leased excimer lasers.

●

Vision center direct costs decreased by $182,000 to $9.9 million from $10.1 million. The decrease was a result of savings in employee-related costs, lower financing fees from finance plan mix and renegotiated rates for third-party financing plans. These costs were offset partially by higher laser maintenance costs and increases in insurance expense.

●

General and administrative expenses decreased by $246,000 to $2.8 million from $3.0 million, due primarily to reductions in employee-related costs as a result of restructuring initiatives implemented earlier in the year.

●	Marketing expense increased by $178,000 to $5.0 million from $4.8 million. Marketing cost per eye was $417 for the third quarters of each of 2013 and 2012.
●	Depreciation expense decreased by $707,000 to $516,000 from $1.2 million, due to lower capital expenditures in recent years.
●

Operating loss was $2.0 million, a $1.7 million improvement from an operating loss of $3.7 million; adjusted operating loss was $2.1 million, a $2.1 million improvement from an adjusted operating loss of $4.2 million.

●	Net loss was $1.6 million, or $0.08 per share, a $1.9 million improvement from a net loss of $3.5 million, or $0.19 per share.

Key financial highlights for the nine months ended September 30, 2013 include (all comparisons are with the same period of 2012):

●	Revenues were $71.6 million compared with $81.3 million; adjusted revenues were $70.8 million compared with $79.3 million.
●	Procedure volume was 41,198 compared with 46,912.
●

Medical professional and license fees decreased by $3.6 million to $15.5 million from $19.1 million. The decrease resulted from lower procedure volume coupled with the impact of lower license fees and enhancement expenses related to our purchase of previously leased excimer lasers.

●

Vision center direct costs decreased by $4.1 million to $29.4 million from $33.5 million. The decrease was a result of lower variable costs associated with the procedure volume combined with other cost savings. These savings primarily included lower financing fees from renegotiated rates and a shift in portfolio mix, reductions in employee-related costs and lower insurance costs from favorable claims experience.

●

General and administrative expenses decreased by $1.4 million to $8.8 million from $10.2 million, due primarily to reductions in employee-related costs and rent from the consolidation of our call center as a result of restructuring initiatives implemented in early 2013, and reductions in travel and telecommunications expenses.

●	Marketing expense decreased by $1.4 million to $16.9 million from $18.3 million. Marketing cost per eye was $411 compared with $390.
●	Depreciation expense decreased by $2.1 million to $1.6 million from $3.7 million, primarily due to lower capital expenditures in recent years.
●	Restructuring charges of $214,000 resulted primarily from the relocation of our call center.
●

Operating loss was $679,000, a $2.6 million improvement from an operating loss of $3.3 million; adjusted operating loss was $1.4 million, a $3.8 million improvement from an adjusted operating loss of $5.2 million.

●	Net income was $108,000, or $0.01 per diluted share, a $3.0 million improvement from a net loss of $2.9 million, or $0.15 per share.
●

Cash and investments were $29.1 million as of September 30, 2013, compared with $34.5 million as of December 31, 2012. Cash used in operations included working capital changes driven primarily by $1.5 million of restructuring payments related to previously closed vision centers, reductions in accounts payable related to timing of payments, increased accounts receivable for self-financed patients and reductions in accruals. Cash used in operations also included approximately $1.1 million of start-up losses related to our refractive lens and cataract business.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

●	General economic conditions and consumer confidence and discretionary spending levels,
●	Our ability to generate customers through our arrangements with managed care companies, direct-to-consumer advertising, word-of-mouth referrals, and our partner network relationships,
●	The availability of patient financing,
●	Government mandated limits on flexible spending accounts,
●	Our ability to manage equipment and operating costs, and
●	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

●	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and
●	Our mix of procedures among the different types of laser technology.

Because our revenues are a function of the number of laser vision correction procedures we performand the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the number of laser vision correction procedures performed at our vision centers. Total procedure volume includes laser vision correction, intraocular and implantable collamer lens procedures.

	2013	2012
First quarter	16,272	20,987
Second quarter	12,994	14,415
Third quarter	11,932	11,510
Fourth quarter	-	11,613
Year	41,198	58,525

As of September 30, 2013, we operated 59 LasikPlus® vision centers in the United States: 51 full-service LasikPlus® fixed-site laser vision correction centers and eight LasikPlus® satellite centers. Included in the 59 vision centers are five vision centers owned and operated by ophthalmologists who license our trademarks. The satellite vision centers perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market. We have also been working to establish and expand a partner network of eye care professionals that share patients who have laser vision correction and other refractive surgeries.

We have provided both adjusted revenues and operating losses as a means of measuring performance that adjusts for the non-cash impact of accounting for separately priced extended warranties which we offered prior to June 15, 2007. We believe the adjusted information better reflects operating performance and therefore is more meaningful to investors. A reconciliation of revenues and operating loss reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) is provided below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Reported U.S. GAAP	$20,656	$20,009	$71,569	$81,298
Adjustments
Amortization of prior deferred revenue	(154)	(555)	(756)	(2,043)
Adjusted revenues	$20,502	$19,454	$70,813	$79,255

Operating loss
Reported U.S. GAAP	$(2,002)	$(3,747)	$(679)	$(3,321)
Adjustments
Amortization of prior deferred revenue	(154)	(555)	(756)	(2,043)
Amortization of prior professional fees	15	56	76	204
Adjusted operating loss	$(2,141)	$(4,246)	$(1,359)	$(5,160)

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Same Period in 2012

Revenues

In the third quarter of 2013, revenues increased by $647,000, or 3.2%, to $20.7 million from $20.0 million in the third quarter of 2012. Procedure volume increased 3.7% to 11,932 in the third quarter of 2013 from 11,510 in the third quarter of 2012. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,718 in the third quarter of 2013 from $1,690 in the third quarter of 2012, and decreased slightly from $1,722 in the second quarter of 2013. The components of the revenue change include (dollars in thousands):

Increase in revenue from higher procedure volume	$713
Impact from increase in average procedure price, adjusted for revenue deferral	335
Change in deferred revenue	(401)
Increase in revenues	$647

We expect procedure volume to be negatively impacted throughout 2013 by the new federal tax regulations which reduced the maximum contribution to flexible spending accounts mandated by the federal government, which went into effect at the beginning of the year. Additionally, continued cautious consumer spending has negatively impacted the industry.

Operating costs and expenses

Our operating costs and expenses include:

●

Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and other services, and per procedure license fees paid to the equipment suppliers of our excimer and femtosecond lasers,

●

Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff compensation, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

●	General and administrative costs, including corporate headquarters and call center staff expense, and other overhead costs,
●	Marketing and advertising costs, and
●	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the third quarter of 2013, totaling $4.6 million, increased by $94,000, or 2.0%, from the third quarter of 2012. The increase is due to higher procedure volume, partially offset by favorable per-procedure fee negotiations with our vendors from earlier this year. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $15,000 in the third quarter of 2013 and $56,000 in the third quarter of 2012.

Direct costs of services

Direct costs of services decreased $182,000, or 1.8%, in the third quarter of 2013 to $9.9 million from $10.1 million in the third quarter of 2012. The decrease reflected savings resulting from our previously announced restructuring initiatives and other savings. Lower costs included reductions in employee costs of $258,000, comprised of stock compensation and other employee costs, as well as financing costs of $158,000 due to renegotiation of rates for third-party financing plans and a shift in our portfolio mix. Favorable trends continued for other costs, including reductions to contract services, travel, bad debt, equipment expense, rent and utilities, state and local sales taxes and telecommunication expenses. These costs were partially offset by increases in laser maintenance costs of $244,000 and insurance expenses of $206,000.

General and administrative

General and administrative expenses decreased in the third quarter of 2013 by $246,000, or 8.1%, from the third quarter of 2012, due primarily to reductions in employee costs, comprised of stock compensation and other employee costs. The decrease reflects savings resulting from our previously announced restructuring plans.

Marketing and advertising

Marketing and advertising expenses in the third quarter of 2013 increased by $178,000, or 3.7%, from the third quarter of 2012. These expenses were 24.1% of revenues in the third quarter of 2013, compared to 24.0% during the same period of 2012. Adjusted marketing cost per eye, adjusted for spending on our cataract expansion initiatives, decreased slightly to $412 in the third quarter of 2013 compared with $413 in the same period of 2012. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the third quarter of 2013 by approximately $707,000, or 57.8%, to $516,000, from $1.2 million in the third quarter of 2012, largely due to reduced capital expenditures beginning in 2009 and prior period impairment charges and disposals of property and equipment as a result of closed vision centers.

Restructuring and impairment charges

During the third quarter of 2013, we recorded $5,000 in favorable adjustments to prior estimates in costs from closed vision centers.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $65,000 in the third quarter of 2013. Gain on sale of assets was $33,000 in the same period of 2012.

Non-operating income and expenses

Net investment income and other in the third quarter of 2013 increased $5,000 to $225,000 in the third quarter of 2013 from $220,000 in the same period of 2012.

Income taxes

Income tax expense for the third quarter of 2013 included $236,000 of tax benefit on previously unrecognized tax positions due to the expiration of the statute of limitations. Income tax expense in the third quarter of 2012 included primarily the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Same Period in 2012

Revenues

In the nine months ended September 30, 2013, revenues decreased by $9.7 million, or 12.0%, to $71.6 million from $81.3 million in the nine months ended September 30, 2012. Procedure volume decreased 12.2% to 41,198 in the first nine months of 2013 from 46,912 in the first nine months of 2012. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, increased to $1,719 in the nine months ended September 30, 2013 from $1,689 in the nine months ended September 30, 2012. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(9,653)
Impact from increase in average procedure price, adjusted for revenue deferral	1,211
Change in deferred revenue	(1,287)
Decrease in revenues	$(9,729)

Medical professional and license fees

Due to lower procedure volume, medical professional and license fees in the nine months ended September 30, 2013, totaling $15.5 million, decreased by $3.6 million, or 18.9%, from the nine months ended September 30, 2012. The decrease is also due to favorable procedure fee negotiations with our excimer laser vendors which decreased license fees by $1.1 million, and had a favorable impact on our enhancement reserve of $295,000. Enhancement costs were also lower due to favorable trends in our enhancement rates. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $76,000 in the nine months ended September 30, 2013 and $204,000 in the nine months ended September 30, 2012.

Direct costs of services

Direct costs of services decreased $4.1 million, or 12.3%, in the nine months ended September 30, 2013 to $29.4 million from $33.5 million in the nine months ended September 30, 2012. The decrease reflected lower variable costs as a result of lower procedure volume in combination with savings resulting from our previously announced restructuring initiatives and other savings. Lower costs included a reduction in financing costs of $1.1 million due to lower procedure volume, renegotiation of rates for third-party financing plans, including a promotional rate in the first four months of 2013 and a shift in mix to lower-cost plans; employee costs of $908,000, comprised of stock compensation and other employee costs; insurance costs of $348,000 related to favorable actuarial valuation changes resulting from updated claims experience; bad debt expense of $316,000; rent costs of $252,000 due to vision center closures and lease renegotiations; state and local taxes of $226,000; travel costs of $222,000; laser maintenance of $177,000 from managing purchases; and contracted and professional services of $242,000.

General and administrative

General and administrative expenses decreased in the nine months ended September 30, 2013 by $1.3 million, or 12.9%, from the nine months ended September 30, 2012, due primarily to reductions in employee costs of $828,000 comprised of stock compensation and other employee costs, rent from the relocation of our call center of $130,000, travel expenses and telecommunication expenses.

Marketing and advertising

Marketing and advertising expenses in the nine months ended September 30, 2013 decreased by $1.4 million, or 7.5%, from the nine months ended September 30, 2012. These expenses were 23.6% of revenues in the nine months ended September 30, 2013, compared to 22.5% during the same period of 2012. Due to lower procedure volume, adjusted marketing cost per eye, excluding spending on our cataract expansion initiatives, increased to $402 in the nine months ended September 30, 2013 compared with $381 in the same period of 2012. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the nine months ended September 30, 2013 by approximately $2.2 million, or 58.5%, to $1.6 million, from $3.7 million in the nine months ended September 30, 2012, due largely to reduced capital expenditures beginning in 2009 and impairment charges and disposals as a result of closed vision centers.

Restructuring and impairment charges

During the nine months ended September 30, 2013, we recorded restructuring charges of $214,000 as a result primarily of the relocation of our patient communication center to our corporate headquarters as part of our restructuring plan announced in late 2012.

Gain on sale of assets

We sold assets held for sale for a gain of approximately $180,000 in the nine months ended September 30, 2013. Gain on sale of assets was $221,000 in the same period of 2012.

Non-operating income and expenses

Net investment income and other in the nine months ended September 30, 2013 increased $178,000 due primarily to lower interest expense from our decision to pay off third party debt in June, 2012, prior to its maturity.

Income taxes

Income tax expense for the nine months ended September 30, 2013 included $236,000 of tax benefit on previously unrecognized tax positions due to the expiration of the statute of limitations. Income tax expense in the nine months ended September 30, 2012 included primarily the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At September 30, 2013, we held $29.1 million in cash and cash equivalents and short-term investments, a decrease of $5.4 million from $34.5 million at December 31, 2012. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Nine Months Ending September 30,
	2013	2012
Cash (used in) provided by:
Operating activities	$(4,371)	$(4,960)
Investing activities	532	21,715
Financing activities	(535)	(4,304)
Net effect of exchange rate changes on cash and cash equivalents	(150)	167
Net (decrease) increase in cash and cash equivalents	$(4,524)	$12,618

Cash used in operating activities was $4.4 million for the nine months ended September 30, 2013 compared to $5.0 million for the same period of 2012.   The reduced cash used in operating activities was a result of improved earnings, partially offset by changes in working capital. Working capital changes were driven primarily by restructuring payments related to severance and lease obligations from previously closed vision centers. We continue to manage working capital closely with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. We have continued our efforts to control costs and conserve cash by maintaining efficiencies in many discretionary areas.

At September 30, 2013, working capital (excluding debt due within one year) amounted to $21.8 million compared to $21.1 million at December 31, 2012. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 229.5% of current liabilities at September 30, 2013, compared to 188.8% at December 31, 2012.

We continue to offer our own patient financing. As of September 30, 2013, we had $4.2 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $362,000, or 9.4% from December 31, 2012. In 2013, the amount of revenue internally financed has remained consistent with the same period in 2012 at approximately 6% of gross revenues. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates that is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was less than 1% of revenue for the nine months ended September 30, 2013 and 2012.

In April 2013, we agreed to purchase for $2.3 million our excimer lasers previously leased from one of our vendors, with payment terms of 36 months at an interest rate of 3.5%. Our outstanding debt balance was $2.0 million at September 30, 2013. Our loan agreement contains no financial covenants and is secured by the lasers purchased.

During the nine months ended September 30, 2013, we purchased $2.0 million in certificates of deposit and received proceeds from the sale of investment securities of $2.8 million. As of September 30, 2013, the majority of our cash and investment portfolio is comprised of cash and cash equivalents due to the low investment yields in the current market.

We have opened four satellite vision centers and two licensed vision centers since the beginning of 2013, and we did not open any new full-service vision centers in 2012. Capital expenditures for the nine months ended September 30, 2013 were $505,000, which excludes the purchase of $2.3 million in previously leased excimer lasers as the purchase was financed through the vendor and had no cash impact. Capital expenditures for the nine months ended September 30, 2012 were $973,000.

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

Item 4. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2013. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)       Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of our internal control over financial reporting was performed as of September 30, 2013. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.     Exhibits

Exhibits

Number	Description
31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LCA-VISION INC.

Date: October 29, 2013	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

Date: October 29, 2013	/s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer