Form 10-K
period 2013-12-31
LCA VISION INC
filed 2014-03-12
CIK 1003130

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Yes             No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes            No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, was approximately $58.1 million based on the closing price as reported on The NASDAQ Stock Market.

The number of shares outstanding of the registrant's Common Stock as of February 25, 2014 was 19,254,175.

LCA-VISION INC.

FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

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

Item 1. Business

Background and History of Company

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and the ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1996. We have performed over 1.3 million laser vision correction procedures in our vision centers in the United States and Canada since 1995.

As of December 31, 2013, we operated 61 LasikPlus® fixed-site laser vision correction centers generally located in metropolitan markets in the United States: 52 full-service LasikPlus® fixed site laser vision correction centers and nine pre- and post-operative LasikPlus® satellite vision centers. Included in the 52 full-service vision centers are five vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in 2011, we began offering refractive lens and cataract services in certain of our existing markets. We expect this diversification, if successful, to lessen the impact of economic downturns over the long-term.

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

Procedure volume and revenues in our industry historically have been highly correlated with the Consumer Confidence Index and have been severely affected by the general economic slowdown in the United States. In general, industry demand peaked during 2007 when there was strong consumer confidence, declined through 2010 with declining consumer confidence, improved slightly in 2011 and 2012, but declined again in 2013.

On February 13, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PhotoMedex, Inc. (“PhotoMedex”) pursuant to which PhotoMedex will acquire all of our common stock for $5.37 per share in cash, or approximately $106.4 million, resulting in our becoming a subsidiary of PhotoMedex (the “Merger”). The Merger is subject to customary closing conditions including receipt of the approval of our stockholders and regulatory approvals, and is subject to a 30-day “go shop” period. Our Board of Directors has voted unanimously in favor of the transaction, which is expected to close in the second quarter of 2014. There are no assurances that the merger will be consummated.

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

We provide primarily two types of procedures in our vision centers:

LASIK

In 1995, we began performing laser vision correction, including LASIK which continues to account for the majority of the laser vision correction procedures performed in the United States. In LASIK procedures, our surgeons use a femtosecond laser to create a thin flap in the cornea, which remains hinged to the eye. The surgeon then lays back this corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient’s prescription. The surgeon then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea. Because the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than Photorefractive Keratectomy (“PRK”), with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit.

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

The Laser Vision Correction Market

More than 192 million Americans, or approximately 60% of the U.S. population, require eyeglasses or contact lenses to correct common vision problems. Most people seeking vision correction suffer from one or more refractive vision disorders, which often result from improper curvature of the cornea as related to the size and shape of the eye. If the cornea’s curvature is not precisely correct, it cannot properly focus the light passing through it onto the retina, resulting in a blurred image. Three common refractive vision disorders are:

●	Myopia (nearsightedness)—images are focused in front of the retina, resulting in the blurred perception of distant objects
●	Hyperopia (farsightedness)—images are focused behind the retina, resulting in the blurred perception of near objects
●	Astigmatism—images are not focused on any point due to the varying curvature of the eye along different axes

Since the U.S. Food and Drug Administration (“FDA”) approved the first laser to perform laser vision correction procedures in the United States in 1995, industry sources estimate that approximately 16.6 million eyes have been treated. Laser vision correction is currently one of the most widely performed elective surgical procedures in the United States, with an estimated 592,000 laser vision correction procedures performed in 2013, a decrease of approximately 5% from 2012. An industry report on the U.S. refractive market forecasts that the number of 2014 laser vision correction procedures will increase by less than 1% compared to 2013, and the potential market for laser vision correction procedures in the United States is approximately 152 million procedures. Laser vision correction is typically a private pay procedure performed on an outpatient basis.

Estimated Number of Laser Vision Correction Procedures in North America per Year

Source: Market Scope, February 2014

(f) = 2014 data forecasted by Market Scope, February 2014

(a) = Market Scope recast 2011 and 2012 estimated laser vision correction volume, but did not recast years 2010 and prior.

Our Business Strategy

Our business strategy is to transform lives by providing quality vision correction services at an affordable price. We generally operate our vision centers as closed-access facilities, where we are responsible for marketing and patient acquisition and contract with independent ophthalmologists for their medical services.

We intend to grow our business through increased penetration in our current markets and, after the economy and our cash flow improve, expansion into new markets. Key elements of our business strategy include:

●	Recruiting and retaining independent, board certified ophthalmologists and credentialed optometrists
●	Providing patients with continuity of care under our “LasikPlus Advantage Plan®”
●	Providing attractive patient financing alternatives
●	Nurturing relationships with leading managed care providers in the United States and partnership programs to source additional patients
●	Developing and implementing innovative direct-to-consumer marketing campaigns
●	Establishing and maintaining a partner network of independent optometrists to share patients
●	Adding complementary products and services

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

Providing patients with continuity of care under our “LasikPlus Advantage Plan®”.

We strive to achieve high patient satisfaction and have established the “LasikPlus Advantage Plan®,” the goal of which is to achieve the level of visual correction agreed to by the patient and physician. A patient’s care begins with our initial contact with the prospective patient. We train our patient communication center personnel to answer questions regarding procedures and we provide potential patients access to an optometrist or ophthalmologist to address more difficult inquiries. In the vision center, we provide potential patients a free vision evaluation with the local vision center’s optometrist or independent ophthalmologist as well as a consultation focused on educating the patient on vision correction procedures and how the procedure may help correct the patient’s specific refractive vision disorder. The ophthalmologist will determine whether the patient is a candidate and review the risks associated with the procedure and what results the patient may expect after the procedure. Additionally, we design our vision centers to create a patient-friendly environment to reduce any anxiety associated with having laser vision correction. We schedule post-surgical follow-up appointments with patients who have received the procedure to monitor results and, when medically appropriate, provide enhancements to those patients who did not receive the desired correction in the initial procedure. The vast majority of our treated patients who respond to our patient satisfaction surveys indicate that they are satisfied with the care that they received in our vision centers.

Providing attractive patient financing alternatives.

Because laser vision correction procedures are elective and generally not reimbursable by third party payers, including governmental programs such as Medicare and Medicaid, we currently offer patients several financing alternatives. A significant percentage of our patients finance some or all of the cost of their procedure. We work closely with an unaffiliated third-party finance company that offers multiple payment plans to qualifying patients. These payment plans provide for payments over a 6-month to 60-month period. We bear no credit risk for loans made under this third-party program. For patients not qualifying for these plans, we offer our own direct financing in which we charge an up-front down payment, with the remaining balance paid by the patients in installments over a period of 12 to 36 months. We bear the credit risk of our own direct financing programs.

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

We continue to participate in partnership programs that have proven to be successful. These programs allow for their members to obtain reward points or discounts for attending a pre-operative appointment and for having the laser vision correction procedure performed. We will continue to evaluate expansions or terminations of these programs as well as explore opportunities for more partnership programs in 2014 and beyond.

We also partnered with the Wounded Warrior Project and Fisher House Foundation beginning in 2010 to provide laser vision correction at no cost to wounded U.S. military veterans and their primary caregivers. Our surgeons offer their services at no cost and our vendors support us in this cause.

Developing and implementing innovative direct-to-consumer marketing campaigns.

Our marketing programs seek to reinforce the LasikPlus® brand name in addition to raising awareness concerning laser vision correction and promoting our vision centers and the experience of our independent ophthalmologists. In each market, we target a specific demographic group of potential patients through the use of traditional and online radio, internet, social media, mobile, print media and/or direct mail campaigns, among other strategies. In most advertisements, we provide prospective patients a website address and a toll-free number to contact us. Our patient communication center representatives answer initial questions that potential patients may have, and attempt to schedule eye evaluation appointments with a local vision center to determine whether the prospective patient is a candidate for laser vision correction. With the support of advertising agencies, we continue to refine our branding to differentiate LasikPlus® from our competitors and to continually develop more compelling messages.

Establishing and maintaining a partner network of independent optometrists to share patients.

We have developed a partner network with independent optometrists and other eye health care providers. We see a partner network as an opportunity to make ourselves known to patients of optometrists and other eye health providers and to share in the care of those patients, for either laser vision correction or refractive lens and cataract services.

Adding complementary products and services.

We began expanding our patient care model in 2011 to include other medical and surgical eye services and products.  We desire to diversify to leverage our capabilities and resources, drive more revenue through our existing vision centers, capitalize on our past patients and high patient satisfaction rate, and lessen the impact of future economic downturns. Our focus is on programs that require minimal up-front investment and that we can roll out in a modular approach, allowing for phased introductions.

During the third quarter of 2011 we began offering standard cataract and premium intraocular lens (“IOL”) services in two of our LasikPlus® markets. As of December 31, 2013, we offered a full range of refractive services in nine markets. Expansion into refractive lens and cataract services capitalizes on our current multi-site operation and clinical skills, while exposing us to a growing potential patient population of “Baby Boomers” as they begin to experience vision problems related to their natural lens. Industry analysts estimate the cataract market is currently five times as large as the laser vision correction market. This expansion into refractive lens and cataract services is a change from our model of operating solely in a self-pay environment and into services partially paid by third-party payers, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Additionally, while the pre-operative and post-operative exams are performed in our vision centers, the surgeries are performed at independent ambulatory surgery centers. Our revenue from refractive lens and cataract services was not significant in 2013 and we do not anticipate it to represent a significant portion of our operations in 2014. Attracting new patients remains the most significant challenge with growing our refractive lens and cataract business.

We are also offering implantable collamer lens (“ICL”) surgery in the nine markets that offer refractive lens and cataract services. This procedure is not covered by Medicare or other third-party payers, but it is appropriate for some patients who are not candidates for LASIK due to conditions such as extreme nearsightedness, uncertain corneal topography or insufficient corneal thickness.

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

We face competition from other providers of laser vision correction. A fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers deliver eye care services in the United States. Industry sources estimate that local ophthalmologists and hospitals service approximately 70% of the laser vision correction market. Corporate laser vision correction providers, such as LasikPlus®, are a specialized type of provider, operating multi-site eye care centers that provide primarily laser vision correction. In many of our markets, we also compete with other corporate laser vision correction center chains.

We currently face competitors offering discounted prices in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective. Laser vision correction procedure volume has historically correlated with the Consumer Confidence Index. In individual markets, our challenge is to leverage the national strengths of our company and enhance local efforts in order to grow market share.

Employees

As of December 31, 2013, we had approximately 363 employees, 305 of whom were full-time. The number of employees included 87 optometrists and independent ophthalmologists employed by professional corporations with which we have management contracts. None of our employees are subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe that our relations with our employees are good.

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

Suppliers of Equipment

We are not involved in the research, development or manufacture of ophthalmic laser systems or diagnostic equipment. Several companies, including AMO and Alcon, our two current laser suppliers, offer excimer and femtosecond laser systems which have been approved by the FDA for commercial sale in the United States. We currently rely primarily on AMO to provide us with patient interface kits and McKesson Corporation (“McKesson”) to provide other disposable items required in LASIK procedures. If our relationship with any of these suppliers ceased, we believe that we would be able to enter into alternative supplier arrangements.

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

FDA LASIK Review

The FDA’s advisory board on ophthalmic devices began reviewing concerns about post-LASIK surgery quality of life matters in 2010, and the FDA has commenced a major study on LASIK outcomes and quality of life. The FDA or another agency could take legal or regulatory action against us or others in the laser vision correction industry. The outcome of this review or legal or regulatory action potentially could impact negatively the acceptance of LASIK.

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

Courts have interpreted the Anti-Kickback Statute to require proof of a knowing and willful intent to induce or arrange for referrals or for other business that is reimbursable under the Federal health care programs. Thus, the extent to which conduct is motivated by inducing or arranging for referrals will, in large part, determine liability under the statute. To prove a violation of the Anti-Kickback Statute, it must be shown that the remuneration between two parties was intended to induce the referral of business payable under the federal health care programs. The U.S. Health and Human Services Office of Inspector General (the “OIG”) has defined a narrow set of circumstances that create “safe harbors” from prosecution and enforcement under the Anti-Kickback Statute. The safe harbors have specific defined elements that must be met to give protection to a particular transaction. The OIG has stated that if a person participates in an arrangement that fully complies with a given safe harbor, he or she will be assured of not being prosecuted criminally or civilly for the arrangement that is the subject of that safe harbor.

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

Cataract services are reimbursable under Medicare, and thus the Anti-Kickback Statute may apply to our refractive lens and cataract services business. Our arrangements with ophthalmologists and optometrists providing cataract services may not fit within a safe harbor to the Anti-Kickback Statute. However, the OIG has stated that the optional regulatory safe harbors do not purport to define the full range of lawful activity, and payment practices that do not fully comply with a safe harbor may still be lawful if no purpose of the payment practice is to induce referrals of Federal health care program business. We believe that our arrangements with ophthalmologists and optometrists providing cataract services comply with the Anti-Kickback Statute. However, if the OIG were to challenge successfully our arrangements with ophthalmologists and optometrists providing cataract services, we may be required to restructure such arrangements and/or be subject to civil or criminal fines and penalties, including the exclusion of our company and the ophthalmologists and optometrists from the Medicare and Medicaid programs, any of which events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Stark Law contains significant civil sanctions for violations, including denial of payment, refunds of amounts collected in violation of the Stark Law and exclusion from Medicare or Medicaid programs. In addition, the OIG may impose a penalty of not more than $15,000 for submitting an illegal claim or not refunding such a claim on a timely basis and a civil monetary penalty of up to $100,000 for each circumvention arrangement or scheme.

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

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and the Stark Law, which are applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we have endeavored to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

Advertising restrictions

Our business is heavily dependent on advertising, which is subject to regulation by the Federal Trade Commission (the “FTC”). In 2002, the FTC conducted an extensive review of our advertising practices. Following this review, the FTC concluded that certain of our past advertisements contained claims that were not properly substantiated. We elected to settle voluntarily with the FTC. In July 2003, the FTC formally entered a Complaint and an Agreement Containing Consent Order in which we agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts or eliminate the risk of glare and haloing, unless, at the time made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. No monetary penalties were imposed on us. Although we consented to this order in 2003, we cannot be certain that this order will not restrict our ability to effectively generate demand for our laser vision correction services.

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

Corporate practice of medicine and optometry

The laws of many states prohibit business corporations, such as us, from practicing medicine and employing or engaging physicians to practice medicine. Some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from:

●	Employing eye care professionals
●	Controlling clinical decision making
●	Engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology

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

Health Insurance Portability and Accountability Act

In December 2000, the U.S. Department of Health and Human Services (“DHHS”) released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These final health privacy regulations were effective in April 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment. Additionally, DHHS published final standards to protect the security of health-related information in February 2003. Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act. The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information. The ophthalmologists and their professional corporations with which we contract are covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers (e.g., cataract services). Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities, we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations.

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

Available Information

Our websites are www.lasikplus.com and www.lca-vision.com. There we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as any beneficial ownership reports of officers and directors filed on Forms 3, 4 and 5. We will make all such reports available as soon as reasonably practicable after we file them with or furnish them to the Securities and Exchange Commission (the “SEC”). Our committee charters, governance guidelines and code of ethics are also available on our websites. To obtain a copy of any of these documents by mail, free of charge, please send a request to Investor Relations at LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, Ohio 45236. Information contained on our websites is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We incurred losses in 2012 and 2013.

Our procedure volume declined 9% in 2013 compared with 2012, and we incurred losses in both years due in large part to a weak overall economy, restructuring charges and investment in our refractive lens and cataract services expansion. We sustained losses in three calendar quarters in 2012 and two calendar quarters in 2013. These continued losses have reduced our working capital. At December 31, 2013 and 2012, we had approximately $28.7 million and $34.5 million, respectively, in cash and investments. We are uncertain as to how long the negative industry conditions will continue. There could be a number of other effects from these adverse economic conditions on our business, including reduced consumer demand for our services; insolvency of our patients, resulting in increased provisions for credit losses; insolvency of our key equipment suppliers; inability of consumers to obtain credit to finance some or all of the cost of their procedures; and decreased consumer confidence. If macroeconomic conditions do not improve, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our proposed merger with PhotoMedex may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, we may need to pay a termination fee under the merger agreement and our stock price may decline.

As previously disclosed, on February 13, 2014, we entered into a Merger Agreement with PhotoMedex pursuant to which PhotoMedex will acquire all of our common stock for $5.37 per share in cash, or approximately $106.4 million, resulting in us becoming a wholly owned subsidiary of PhotoMedex.

The merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing or other key business activities, which may have an adverse impact on our financial performance. The merger agreement in general requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the merger, whether or not consummated, may impact our relationships with third parties, including suppliers, distributors, customers and others. We have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the merger.

As described in Note 12 to our consolidated financial statements and in the merger agreement, completion of the merger is subject to several conditions, including (i) the adoption of the merger agreement by the affirmative vote or written consent of the holders of at least a majority of the outstanding shares of our common stock at a special meeting to be held later in 2014; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the clearance by the SEC of a proxy statement of the type contemplated by Rule 14a-2 promulgated under the Securities Exchange Act of 1934 related to the merger and merger agreement, which after clearance must be sent to stockholders of the Company at least 20 days prior to the special meeting of our stockholders; (iv) the absence of a material adverse change in our business or financial condition; and (v) other customary closing conditions.

The merger agreement may be terminated by either us or PhotoMedex if the merger has not been consummated by May 14, 2014 (subject to certain extensions) or if a court or other governmental entity of competent jurisdiction issues a final, non-appealable order permanently restraining, enjoining or otherwise prohibiting the merger. In addition, among other things, PhotoMedex may, but is not required to, terminate the merger agreement if we enter into, or publicly propose to enter into, an agreement relating to our acquisition by a third party or take other specified actions which are inconsistent with supporting the merger. Similarly we can terminate the merger agreement, subject to certain restrictions, if our board determines that it has received a superior acquisition proposal from a third party. In the event of a termination of the nature described in the two preceding sentences, we would be required to pay a break-up fee of $3.2 million plus expenses incurred by PhotoMedex (not to exceed $1.0 million).

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

Our industry has historically been highly correlated with consumer confidence. Declines or volatility in consumer confidence may continue to negatively impact our business.

Recessionary economic conditions, uncertainty in the credit markets, a period of rising energy costs and depressed housing prices have all contributed to a deterioration in volume of procedures performed, especially for patients at middle- and lower-income levels. Depressed consumer confidence negatively impacts our procedure volume and financial performance. The current market conditions have created uncertainty and caused potential patients to be more cautious in their purchasing decisions.

Our quarterly and annual operating results are subject to significant fluctuations.

Our revenue and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter and from year to year depending on many factors, including but not limited to:

●	The number of laser vision correction procedures we perform
●	Fluctuating economic conditions in the geographic areas in which we operate, which can result in changes in demand for our laser vision correction services
●	The timing of advances by our suppliers and the purchase of such advances or upgrades of equipment by us or our competitors
●	The impact of competitors, including those who compete by deeply discounting the price of laser vision correction services, in the geographic areas in which we operate
●	The opening, closing or expansion of vision centers
●	Our ability to manage equipment and operating costs
●	Collection rates on self-financed procedures
●	The availability of third-party financing for our patients
●	Regulatory matters

●	Litigation
●	Acquisitions and other transactions

In addition, our revenue and operating results are subject to seasonal factors. In terms of the number of procedures performed, our strongest quarter historically has been the first quarter of the year, and our business is generally weaker in the latter half of the year. We believe these fluctuations are due primarily to:

●	The availability to potential patients of funds under typical employer medical flexible spending
●	Time constraints imposed by the summer vacation and holiday seasons and a desire by some individuals not to schedule procedures at those times of year

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

Beginning in 2011, we began offering standard cataract, premium IOL and ICL services in certain of our existing markets. In 2012 we expanded some of these initiatives to nine total markets utilizing our existing infrastructure from our laser vision correction centers. This diversification requires us to incur start-up losses, and we have not received significant revenues from these services. Our diversification into refractive lens and cataract services may not be successful, and we can give no assurance that we can develop these opportunities or that we will have adequate capital to do so.

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

Throughout 2013, we continued to feature our ophthalmologists in local marketing materials. If we are unable to retain these featured ophthalmologists, our ability to maintain operations at existing vision centers and attract patients could be negatively affected.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide certain of our patients, including patients who could not otherwise obtain third-party financing, with the ability to pay for our procedures with direct financing. The terms of our direct financing typically require the patient to pay a down payment, with the remaining balance paid by the patient from 12 to 36 monthly installments. As of December 31, 2013, we held $5.4 million in gross patient receivables, compared to $5.5 million as of December 31, 2012. We are exposed to significant credit risk from our direct financing program, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies with more experience in credit issues. If the uncollectible amounts exceed the amounts that we have reserved, we could be required to write down our accounts receivable, and our cash flow and results of operations would be adversely affected.

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

Some of the possible side effects of laser vision correction may include:

●	Foreign body sensation
●	Pain or discomfort
●	Sensitivity to bright lights
●	Blurred vision or haze

●	Dryness or tearing
●	Fluctuation in vision
●	Night glare and halos
●	Poor or reduced visual quality
●	Overcorrection or undercorrection
●	Regression
●	Decreased corneal integrity
●	Corneal flap or corneal healing complications
●	Loss of best corrected visual acuity
●	Inflammation or infection of the eye
●	Need for corrective lenses or reading glasses post-operatively
●	Need for further treatment
●	Ectasia

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

We currently rely on AMO to provide us with femtosecond lasers and patient interface kits, the devices used to create the corneal flap in the LASIK procedure, and McKesson for other disposable items required for LASIK. If we were to require alternate or additional suppliers, there can be no assurance that such items would be available in the quantities, at the costs or within the time frames that we require. Any shortages in our supplies of this equipment could limit our ability to maintain or increase the volume of procedures that we perform, which could adversely affect our business, financial condition and results from operations.

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

As described under “Government Regulation” and below, we, excimer laser manufacturers and our other business partners, including managed care companies and third-party patient financing companies, among others, are subject to extensive federal, state and foreign laws, rules and regulations, including all or some of the following:

●	Federal restrictions on the approval, distribution and use of medical devices
●	Federal and state anti-kickback laws
●	Fee-splitting laws in some states
●	Corporate practice of medicine restrictions in some states
●	Federal and state physician self-referral laws
●	Federal and state information privacy and security laws
●	Anti-fraud provisions in some states
●	Facility license requirements and certificates of need in some states
●	Conflict of interest regulations in some states
●	FDA, FTC, and state rules and regulations regarding advertising and marketing practices
●	Credit and financing regulation

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

Our business depends heavily on advertising, which is subject to regulation by the Federal Trade Commission (the “FTC”) and various state boards of medicine and optometry. We are subject to a 2003 FTC Consent Order in which it was agreed, among other things, that we would not represent in our advertising that our LASIK surgery services eliminate the need for glasses and contacts for life, pose significantly less risk to patients’ eye health than wearing glasses or contacts, or eliminate the risk of glare and haloing, unless, at the time that such a representation is made, we possess and rely upon competent and reliable scientific evidence that substantiates the representation. We cannot be certain that this order to which we agreed, or any future action by the FTC, will not restrict our laser vision correction services, or otherwise result in negative publicity and damage our reputation.

Our business may be adversely impacted by health care reform.

The Patient Protection and Affordable Care Act (“PPACA”), as amended by the Health Care and Education Reconciliation Act (“HCERA,” and together with PPACA the “Affordable Care Act”) was signed into law on March 23, 2010. The Affordable Care Act contains provisions affecting numerous aspects of the health care and insurance industries. Effective in 2013, the Affordable Care Act limits flexible spending account contributions to $2,500, which may continue to negatively impact our business because many of our customers use flexible spending accounts to pay for our procedures. These changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The laser vision correction procedures performed in our vision centers involve the risk of injury to patients. Such risk could result in professional liability, malpractice, or other claims brought against us, or our independent ophthalmologists and optometrists based upon injuries or alleged injuries associated with malpractice by an ophthalmologist, optometrist, technician or other healthcare professional. Product liability claims could also be made against our manufacturers associated with defects in their products. Some injuries or defects may not become evident for a number of years. Significant lawsuits against us could subject us to significant judgments and damage our reputation. In addition, a partially or completely uninsured claim against us could have a material adverse effect on our business, financial condition and results of operations. We rely primarily and intend to continue to rely primarily on the independent ophthalmologists’ professional liability insurance policies and the manufacturers’ product liability insurance policies, although we have limited umbrella general and professional liability insurance. We require the independent ophthalmologists who use our vision centers to maintain professional liability insurance, though an inability of an ophthalmologist to procure insurance could disrupt business while a replacement ophthalmologist is being recruited.

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

We depend on the continued services of our senior management team. The loss of key personnel could have a material adverse effect on our ability to execute our business strategy and on our business, financial condition and results of operations. We do not maintain key-person insurance for members of our senior management team. See also Item 1a, “Risk Factors” – “Our proposed merger with PhotoMedex may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, we may need to pay a termination fee under the merger agreement and our stock price may decline.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and one of our laser vision correction centers are located in an office building that we own in Cincinnati, Ohio, which contains approximately 30,000 square feet. Our other laser vision correction centers and our corporate data center are in leased locations. In January 2013, we relocated our patient communication center to our corporate headquarters. The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas. Vision centers range in size from approximately 2,400 to 6,100 square feet with lease expiration dates through September 30, 2021.

Item 3. Legal Proceedings

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. In December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since inception, the captive insurance company has disbursed total claims and expense payments of approximately $8.1 million. At December 31, 2013, we maintained insurance reserves of $6.6 million.

Four putative class action lawsuits challenging the proposed merger with PhotoMedex have been filed on behalf of all LCA-Vision Inc. stockholders. The lawsuits allege that our directors breached their fiduciary duties to our stockholders by engaging in a flawed process for selling LCA-Vision Inc., by agreeing to sell LCA-Vision Inc. for inadequate consideration pursuant to the merger agreement and that the merger agreement contains improper deal protection terms. In addition, the lawsuits allege that the corporate defendants aided and abetted these breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the proposed transaction and seeking attorneys’ fees. We believe that the lawsuits are without merit.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol "LCAV." There were approximately 8,421 record holders of our common stock as of February 19, 2014.

The following table sets forth the range of high and low sales prices of the common stock as reported on the NASDAQ Global Select Market for the specific periods.

	2013		2012
	High	Low	High	Low
First Quarter	$3.60	$2.67	$9.24	$2.96
Second Quarter	3.63	3.00	7.50	4.00
Third Quarter	4.26	2.97	4.60	3.49
Fourth Quarter	4.04	3.11	4.32	2.80

The merger agreement entered into on February 13, 2014 with PhotoMedex prohibits us from paying any dividends before the closing of the merger or the termination of the merger agreement. Otherwise, the Board of Directors may declare dividends in its discretion. We did not pay dividends in 2013 or 2012.

Item 6.     Selected Financial Data

The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All amounts are in thousands of U.S. dollars, except procedure volume and per share data.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Revenues	$92,185	$101,493	$102,983	$99,825	$129,213
Operating loss	(2,383)	(9,311)	(6,538)	(21,967)	(36,100)
Net loss	(1,368)	(8,517)	(6,198)	(20,577)	(33,244)
Net loss per common share
Basic and Diluted	$(0.07)	$(0.45)	$(0.33)	$(1.10)	$(1.79)

Cash dividends per common share	$-	$-	$-	$-	$-

Selected Operating Data:
Procedure volume	53,231	58,525	59,587	56,720	72,776

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,673	$34,457	$43,879	$51,297	$52,983
Working capital	19,606	21,052	26,701	33,921	50,587
Total assets	42,915	48,968	66,433	80,481	112,598
Debt obligations maturing within one year	777	-	2,978	3,039	3,998
Long-term debt obligations (less current portion)	1,080	-	1,026	4,245	9,145
Accumulated deficit	(52,013)	(49,053)	(38,720)	(31,134)	(9,729)
Total stockholders' investment	19,131	19,797	26,265	31,130	51,027

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion provides an understanding of our financial results and condition by focusing on changes in certain key measures from year to year. We have organized Management’s Discussion and Analysis in the following sections:

●	Overview
●	Summary of 2013 Results
●	Results of Operations
●	Liquidity and Capital Resources
●	Critical Accounting Estimates

You should read the following discussion and analysis in conjunction with ““Item 6. Selected Financial Data’’ above and with the financial statements and related notes included in “Item 8. Financial Statements and Supplemental Data” of this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors.”

On February 13, 2014, we entered into a merger agreement with PhotoMedex pursuant to which a wholly owned subsidiary of PhotoMedex will merge with and into us, resulting in us becoming a wholly owned subsidiary of PhotoMedex. See Note 12 to our Consolidated Financial Statements contained within Item 8, "Financial Statements and Supplementary Data" for more information.

Overview

We derive substantially all of our revenues from the delivery of vision correction procedures performed in our U.S. vision centers. Our revenues and operating results, therefore, depend on the number of procedures performed and are impacted by a number of factors, including the following:

●	General economic conditions, consumer confidence and discretionary spending levels,
●	Our ability to attract patients through our arrangements with managed care companies, direct-to-consumer advertising, word-of-mouth referrals and our partner network relationships,
●	The availability of patient financing,
●	Our ability to manage equipment and operating costs,
●	The impact of competitors and discounting practices in our industry, and
●	Limits instituted on consumers’ flexible spending accounts under the Affordable Care Act.

Other factors that impact our revenues include:

●	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and
●	Our mix of procedures among the different types of laser technology.

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

	2013	2012	2011
First Quarter	16,272	20,987	18,857
Second Quarter	12,994	14,415	14,081
Third Quarter	11,932	11,510	12,444
Fourth Quarter	12,033	11,613	14,205
Total Year Procedures	53,231	58,525	59,587

Our 2013 procedure volume was negatively impacted by the Affordable Care Act which limited the maximum annual contribution to flexible spending accounts to $2,500, which went into effect at the beginning of the year. Additionally, continued cautious consumer spending has negatively impacted the industry. We expect these trends to continue in 2014.

We opened five satellite LasikPlus® vision centers during 2013 in Edison, NJ, Liberty, MO, Nashville, TN, Fairlawn, OH and Warren, MI to leverage our marketing spending in those markets, as well as three full-service vision centers owned and operated by independent ophthalmologists who license our trademarks. The satellite centers will perform pre-operative and post-operative exams and care, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in those markets. We have also established and continue to work on expanding a partner network of eye care professionals that share patients who have laser vision correction and other refractive surgeries.

Operating Costs and Expenses

Our operating costs and expenses include:

●

Medical professional and license fees, including fees for the ophthalmologists performing laser vision correction and other services, and per procedure license fees paid to certain equipment suppliers of our excimer and femtosecond lasers,

●

Direct costs of services, including staff compensation and benefits, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues,

●	General and administrative costs, including corporate headquarters and patient communication center staff expense and other overhead costs,
●	Marketing and advertising costs, and
●	Depreciation of equipment and leasehold improvements.

Summary of 2013 Results

Key financial highlights for the year ended December 31, 2013 include (all comparisons are with 2012):

●	Revenues were $92.2 million compared with $101.5 million; adjusted revenues were $91.3 million compared with $99.0 million.
●	Procedure volume was 53,231 compared with 58,525.
●

Medical professional and license fees decreased by $3.6 million to $20.1 million from $23.7 million. The decrease resulted from lower procedure volume coupled with the impact of renegotiated license fees and lower enhancement costs.

●

Vision center direct costs decreased by $5.2 million to $39.1 million from $44.3 million. The decrease was a result of lower variable costs associated with procedure volume combined with other cost savings. These savings included primarily lower financing fees from renegotiated rates and a shift in portfolio mix, reductions in employee-related costs and lower insurance costs from favorable claims experience.

●

General and administrative expense decreased by $1.7 million to $11.7 million from $13.4 million, due primarily to reductions in employee-related costs and rent from the relocation of our patient communication center as a result of restructuring initiatives implemented in early 2013, and reductions in travel and telecommunications expenses.

●	Marketing expense decreased by $1.5 million to $21.6 million from $23.1 million. Marketing cost per eye was $406 compared with $394.
●	Depreciation expense decreased by $2.6 million to $2.1 million from $4.7 million, primarily due to lower capital expenditures in recent years.
●	Restructuring charges of $214,000 resulted primarily from the relocation of our patient communication center during the first quarter of 2013.
●

Operating loss was $2.4 million, a $6.9 million improvement from an operating loss of $9.3 million; adjusted operating loss was $3.2 million, an $8.4 million improvement from an adjusted operating loss of $11.6 million.

●	Net loss was $1.4 million, or $0.07 per share, a $7.1 million improvement from a net loss of $8.5 million, or $0.45 per share.
●

Cash and investments were $28.7 million as of December 31, 2013, compared with $34.5 million as of December 31, 2012. Cash used in operations included approximately $1.2 million of investment in expansion efforts related to the company’s refractive lens and cataract business, $1.8 million of restructuring payments related to previously announced actions, and additional working capital changes of $4.1 million primarily related to reductions in accounts payable and accrued liabilities related to timing of payments, and increased accounts receivable for self-financed patients, offset by positive earnings from the core LASIK business.

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

	Twelve Months Ended December 31,
	2013	2012	2011
Revenues
Reported U.S. GAAP	$92,185	$101,493	$102,983
Adjustments
Amortization of prior deferred revenue	(870)	(2,516)	(4,376)
Adjusted revenues	$91,315	$98,977	$98,607

Operating Loss
Reported U.S. GAAP	$(2,383)	$(9,311)	$(6,538)
Adjustments
Impact of prior deferred revenue	(870)	(2,516)	(4,376)
Amortization of prior professional fees	87	252	438
Adjusted operating loss	$(3,166)	$(11,575)	$(10,476)

Results of Operations

Revenues

In 2013, revenues decreased by $9.3 million, or 9.2%, to $92.2 million, from $101.5 million in 2012, compared to a decrease of $1.5 million, or 1.4% in 2012 compared with 2011. In 2013, adjusted revenues were $91.3 million compared with $99.0 million in 2012 and $98.6 million in 2011. Procedure volume decreased by approximately 9% in 2013 to 53,231, compared to 58,525 in 2012. The components of the revenue change include the following (dollars in thousands):

	2013	2012	2011
(Decrease) increase in revenues from same-store procedure change	$(8,953)	$(1,757)	$11,557
Decrease in revenue from closed vision centers	-	-	(6,822)
Impact from increase in average selling prices, before revenue deferral	1,291	2,127	198
Change in deferred revenues	(1,646)	(1,860)	(1,775)
(Decrease) increase in revenues	$(9,308)	$(1,490)	$3,158

Our adjusted revenue per procedure, which excludes the impact of deferred revenue from the sale of separately priced acuity programs, increased to $1,715 in 2013 from $1,691 in 2012 and $1,655 in 2011.

Industry procedure volume in 2013 decreased by approximately 5% compared to both 2012 and 2011. Industry sources indicate that economic uncertainty and other macroeconomic factors, including new federal regulations that limit the maximum allowable flexible spending account contribution, continue to impact negatively the entire laser vision correction industry. During 2013 we continued to experience challenges with our direct-to-consumer marketing model as we attempt to optimize our media buys and identify messages that would compete more effectively with local ophthalmologists who control about 60% of the LASIK market. Despite these challenges, we again experienced strong operational metrics from efforts to improve patient interactions and organizational effectiveness. Operational metrics in 2013, including preoperative appointment show rate, conversion rate and treatment show rate, remained consistent compared to 2012, which represented improvements over 2011.

Amortization of prior deferred revenues for 2013, 2012 and 2011 were $870,000, $2.5 million and $4.4 million, respectively.

Operating Costs

Our operating costs correlate in part with revenues and procedure volumes due to the fact that some of our costs are variable and some are fixed. The following table shows the change in components of operating expenses between 2013, 2012 and 2011 in dollars and as a percentage of revenues for each period (dollars in thousands):

					Decrease/			Decrease/
	2013		2012		(Increase)	2011		(Increase)
Medical professional and license fees	$20,091	21.8%	$23,715	23.4%	$3,624	$24,628	23.9%	$913
Direct costs of services	39,092	42.4%	44,348	43.7%	5,256	43,048	41.8%	(1,300)
General and administrative expenses	11,684	12.7%	13,442	13.2%	1,758	13,942	13.5%	500
Marketing and advertising	21,635	23.5%	23,055	22.7%	1,420	22,678	22.0%	(377)
Depreciation	2,050	2.2%	4,736	4.7%	2,686	5,703	5.5%	967
Impairment and restructuring charges	214	0.2%	1,747	1.7%	1,533	140	0.1%	(1,607)

Medical professional and license fees

Due to lower procedure volume, medical professional and license fees in 2013 decreased $3.6 million, or 15.3%, from 2012. The decrease in expense, and the expense as a percentage of revenue, is also due to favorable procedure fee negotiations with our excimer laser vendors which decreased license fees by $1.5 million, and had a favorable impact on our enhancement costs of $295,000. Enhancement costs were also lower due to favorable trends in our enhancement rates. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized $87,000 of deferred medical professional fees attributable to prior years in 2013 compared to $252,000 in 2012.

Medical professional and license fees in 2012 decreased $913,000, or 3.7%, from 2011. License fees decreased $941,000 as a result of decreased enhancement costs, partially offset by lower volume rebates in 2012 and increased costs from our cataract and refractive lens services business. The amortization of the deferred medical professional fees associated with the sale of separately priced extended acuity programs also impacted medical professional and license fees. We amortized deferred medical professional fees attributable to prior years of $252,000 in 2012 compared to $438,000 in 2011.

Direct costs of services

Direct costs of services in 2013 decreased $5.3 million, or 11.9%, from 2012. The decrease reflected lower variable costs as a result of lower procedure volume in combination with lower costs as a result of previously executed restructuring initiatives and other cost savings. Lower costs included a reduction in financing costs of $1.2 million due to lower procedure volume, renegotiation of rates for third-party financing plans including a special rate in the first four months of 2013, and a shift in our portfolio mix to shorter term plans which cost us less; employee costs of $1.4 million, comprised of stock compensation and other employee costs; insurance costs of $684,000 related to favorable actuarial valuation changes resulting from updated claims experience; bad debt expense of $498,000; rent costs of $384,000 due to vision center closures and lease renegotiations; state and local taxes of $376,000; contracted and professional services of $214,000; and travel costs of $191,000.

Direct costs of services in 2012 increased by $1.3 million, or 3.0%, from 2011. The increase was due primarily to salaries, benefits, and stock compensation expense of $1.7 million related to filling open and new positions, including our business expansion roles as well as merit increases in 2012. Additional increases included insurance costs of $292,000 due to actuarial adjustments based on our historical claim activity and bad debt expense of $168,000 as a result of changes in financing plan mix. Partially offsetting the increases was a decrease in rent expense of $337,000 from recent favorable negotiations of leases and state and local taxes of $247,000 due to unfavorable audit assessments in 2011.

General and administrative

General and administrative expenses decreased $1.8 million, or 13.1% from 2012, due primarily to reductions in employee costs of $1.2 million comprised of lower stock compensation and other employee costs in connection with previously executed restructuring initiatives, rent savings of $172,000 from the relocation of our patient communication center, as well as reduced travel expenses and telecommunication expenses. General and administrative expenses decreased 0.5% to 12.7% of revenues.

General and administrative expenses in 2012 decreased $500,000, or 3.6% from 2011. The decrease was due primarily to reductions in professional services costs from additional spending for growth initiatives in 2011, partially offset by $404,000 in increased sales tax costs resulting from a favorable state sales tax audit settlement in 2011. General and administrative expenses decreased 0.3% to 13.2% of revenues.

Marketing and advertising expenses

Marketing and advertising expenses in 2013 decreased $1.4 million, or 6.2%, from 2012. These expenses constituted 23.5% of revenues during 2013, up from 22.7% in 2012. Marketing cost per eye increased to $406 for 2013 from $394 in 2012. Adjusted marketing cost per eye, which excludes the impact of cataract and refractive lens services marketing spend of $406,000, increased to $402 per eye in 2013 compared with $387 in 2012. Marketing and advertising expenses in 2012 increased $377,000, or 1.7%, from 2011. These expenses constituted 23.5% of revenues during 2012, up from 22.0% in 2011. Marketing cost per eye increased to $394 for 2012 from $381 in 2011.

Depreciation expense

Depreciation expense in 2013 decreased by $2.7 million, or 56.7%, compared to 2012. Depreciation expense in 2012 decreased by $967,000, or 17.0%, compared to 2011. The decline in depreciation expense continues to reflect a lower depreciable asset base as a result of reduced capital expenditures since 2008 and the disposal of certain equipment and leasehold improvements from closed vision centers.

Impairment and restructuring charges

No impairment charges were incurred during 2013. The 2012 impairment resulted from our decision to close one under-performing vision center in December 2012, convert another center into a satellite vision center and consolidate our patient communication center into our primary corporate headquarters building during January 2013. The 2011 impairment charge reduced the carrying value of certain assets held for use in a laser vision correction center.

Restructuring charges in 2013 of $214,000 resulted primarily from the relocation of our patient communication center to our corporate headquarters as part of our restructuring plan announced in late 2012. Restructuring charges in 2012 of $1.1 million resulted from our decision to close one under-performing vision center, convert one to a satellite vision center and to reduce our workforce in our continued efforts to reduce costs and increase operational efficiencies. Restructuring charges in 2011 of $36,000 were comprised primarily of adjustments to previous estimates for contract termination costs for previously closed vision centers and additional severance costs.

Gain on sale of assets

We sold lasers and other assets held for sale for a gain of approximately $198,000 in 2013 compared with a gain of $239,000 in 2012 and $618,000 in 2011. We currently do not have any assets held for sale.

Non-operating income and expenses

We recorded net investment income of $890,000 in 2013 compared with $656,000 in 2012. The increase was due primarily to lower interest expense reflecting our decision to repay third party debt in June 2012 prior to its maturity.

We recorded net investment income of $656,000 in 2012 compared with $470,000 in 2011. The increase was due primarily to increases in patient financing interest income of $199,000 on higher average accounts receivable and a reduction in interest expense of $138,000 due to the payoff of all outstanding debt in 2012, in advance of the original maturity date. Partially offsetting these increases is a loss on sale of investment securities related to the disposal of our auction rate securities during 2012.

Income taxes

Our effective income tax rate was (8.3%) during 2013 compared to (1.6%) during 2012 and 2.1% during 2011. Our effective tax rate was impacted significantly by a valuation allowance against all of our net deferred tax assets during these years. We maintain a full valuation allowance on our net deferred tax assets due to increased uncertainty with respect to our ability to realize the net deferred tax assets in future periods. The impact of the valuation allowance on our effective tax rate was 35.6%, 38.5% and 36.2%, respectively. Our provision for income taxes in 2013 and 2012 included a benefit of lapsed statutes related to uncertain tax positions and the interest previously recorded on these positions. The benefit was partially offset by interest on uncertain tax positions and state taxes in one jurisdiction. Our provision for income taxes in 2011 included interest on uncertain tax positions and state taxes in one jurisdiction.

Liquidity and Capital Resources

The following table summarizes our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (in thousands).

	Year ended December 31,
	2013	2012	2011
Cash (used in) provided by:
Operating activities	$(4,288)	$(5,088)	$(3,501)
Investing activities	360	22,372	6,353
Financing activities	(722)	(4,304)	(3,544)
Net effect of exchange rate changes on cash and cash equivalents	(314)	105	(90)
Net increase (decrease) in cash and cash equivalents	$(4,964)	$13,085	$(782)

Cash flows used in operating activities were $4.3 million in 2013 compared to $5.1 million in 2012 and $3.5 million in 2011.  Cash used in operations included approximately $1.2 million of investment in expansion efforts related to the company’s refractive lens and cataract business, $1.8 million of restructuring payments related to previously executed actions, and additional working capital changes of $4.1 million primarily related to reductions in accounts payable related to timing of payments, increased accounts receivable for self-financed patients and reductions in accruals, offset by positive earnings from the core LASIK business. Our cash flow from operations depends primarily on procedure volume.

Cost control and cash conservation efforts have continued to provide significant savings in discretionary areas. We continue to manage closely working capital with particular focus on ensuring timely collection of outstanding patient receivables and management of our trade payable obligations. Working capital at December 31, 2013 amounted to $20.4 million compared to $21.1 million at the end of 2012 (excluding debt obligations due within one year). Liquid assets (cash and cash equivalents, short-term investments, and accounts receivable) amounted to 219.7% of current liabilities at December 31, 2013, compared to 188.8% at December 31, 2012. At December 31, 2013 and 2012, $4.4 million and $4.7 million, respectively, of cash and cash equivalents were held in accounts based in Canada and could be subject to additional tax upon repatriation to the U.S.

The average number of procedures company-wide necessary to reach breakeven cash flow from the core LASIK business, after capital expenditures and debt service, is approximately 54,000 per year compared to 58,000 per year at December 31, 2012. This cash flow estimate does not include restructuring payments, debt service or start-up losses and capital expenditures for the refractive lens and cataract business. The number of procedures that we will perform in 2014 or thereafter is uncertain.

We continue to offer our own sponsored patient financing. As of December 31, 2013, we held $4.2 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $343,000, or 8.9%, from December 31, 2012. In 2013, the amount of revenue internally financed remained consistent with the same period in 2012 at approximately 6% of gross revenues. We continually monitor the allowance for doubtful accounts and adjust our lending criteria or require greater down payments if our experience indicates it is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was less than 1% of revenue in 2013 and 2012.

In April 2013, we agreed to purchase for $2.3 million our excimer lasers previously leased from one of our vendors, subject to financing terms of 36 months at an interest rate of 3.5%. Our outstanding debt balance was $1.9 million at December 31, 2013. The loan agreement contains no financial covenants and is secured by the lasers purchased.

During 2013, we purchased $2.0 million in certificates of deposit and received proceeds from the sale of investment securities of $2.8 million. As of December 31, 2013, the majority of our cash and investment portfolio is comprised of cash and cash equivalents due to the low investment yields in the current market.

We opened three new licensed or franchised full-service vision centers, and five new satellite vision centers in 2013. We did not open any new full-service vision centers in 2012. Capital expenditures in 2013 were $700,000, which excludes the purchase of $2.3 million in previously leased excimer lasers as the purchase was financed through the vendor and had no initial cash outlay. Capital expenditures in 2012 were $1.2 million. The following is a list of the full-service and satellite vision centers that we opened and closed, indicated in parenthesis, in the last two fiscal years:

2013	2012
Edison, NJ	Annapolis, MD
Tacoma, WA	Naperville, IL
Liberty, MO	Tempe, AZ
Franklin, TN	Woodstock, GA
Nashville, TN	(Annapolis, MD)
Fairlawn, OH	(Chandler, AZ)
Northville, MI	(Seattle, WA)
Warren, MI
(Woodbridge, NJ)

The following table aggregates our obligations and commitments to make future payments under existing contracts at December 31, 2013 (dollars in thousands).

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations (a)(b)
Operating lease obligations	$23,465	$6,463	$10,319	$5,664	$1,019
Purchase commitments	1,267	641	626	-	-
Other obligations	140	140	-	-	-
Total	$24,872	$7,244	$10,945	$5,664	$1,019

(a) We have excluded contractual obligations for which the ultimate settlement of quantities or prices are not fixed and determinable.

(b) We also excluded from the table $304,000 of unrecognized tax benefits due to the uncertainty regarding the timing of future potential cash flows.

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

A significant percentage of our patients finance some or all of the cost of their procedure. We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. We derive approximately 6% of our revenues from patients to whom we have provided direct financing, after collection of down payments. The terms of our direct financing require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then we deduct the remainder of the amount due automatically from the patient’s bank account over a period of 12 to 36 months. Our direct financing program exposes us to significant credit risks, particularly given that patients who participate in the program generally have not been deemed creditworthy by third-party financing companies. To ensure that collectability is reasonably assured at the time of the service offering, we actively monitor our bad debt experience and adjust underwriting standards as necessary.

Based upon our own experience with patient financing, we have established an allowance for doubtful accounts as of December 31, 2013 of $1.1 million against patient receivables of $5.4 million, compared to an allowance of $1.7 million against patient receivables of $5.5 million at December 31, 2012. We reserve for all patient receivables that remain open past the financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Any excess in our actual allowance for doubtful account write-offs over our estimated bad debt reserve, would adversely impact our results of operations and cash flows. To the extent that our actual allowance for doubtful account write-offs are less than our estimated bad debt reserve, results of operations and cash flows would be favorably impacted. At December 31, 2013 no allowance against our other accounts receivables of $950,000 was deemed necessary. At December 31, 2012, there was an allowance for doubtful accounts of $340,000 against other accounts receivables of $783,000.

For patients whom we finance internally, we charge interest at market rates. Finance and interest charges on patient receivables were $851,000 in 2013, $820,000 in 2012 and $621,000 in 2011. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations and Comprehensive Loss.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. Our captive insurance company is subject to a number of pending claims. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly owned enterprise. As of both December 31, 2013 and 2012, we maintained insurance reserves of $6.6 million, which represent an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $867,000 and $871,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2013 and 2012, respectively. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $8.1 million.

Our actuaries determine our loss reserves based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2013 could differ from the amounts recorded. We will record any adjustment to these estimates in the period determined.

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

A key assumption we use to determine our enhancement accrual is the rate at which enhancements are likely to occur. We determine the rate based on an analysis of historical enhancements performed compared to the original procedure date. An incremental 1.0% change in our enhancement rate would have resulted in an approximate $759,000 change to the enhancement accrual at December 31, 2013.

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

During 2013, we did not recognize any impairment charges. Based on current estimates, we believe the carrying amount for our remaining property and equipment is recoverable through future undiscounted cash flows. Because of market conditions, it is reasonably possible that our estimate of discounted cash flows may change in the near term resulting in the need to adjust our determination of fair value or recoverability.

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

We considered all positive and negative evidence in determining whether or not the deferred tax assets are more-likely-than-not to be realized, including the current economic conditions. After considering all of the evidence, we believe that reliance on future projections of income is no longer sufficient to support realization of our deferred tax assets. Accordingly, we maintain a valuation allowance against our net deferred tax assets because we believe that it is not more-likely-than-not that our net deferred tax assets will be utilized. The valuation allowance was $26.5 million and $26.4 million at December 31, 2013 and 2012, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited the accompanying consolidated balance sheets of LCA-Vision Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of LCA-Vision Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LCA-Vision Inc. at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LCA-Vision Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 12, 2014

LCA-VISION INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	At December 31,
	2013	2012

Assets
Current assets
Cash and cash equivalents	$26,689	$31,653
Investments	1,984	2,804
Patient receivables, net of allowances of $719 and $1,019	3,026	2,810
Other accounts receivable, net	950	443
Prepaid expenses and other	1,820	3,318

Total current assets	34,469	41,028

Property and equipment	67,594	64,964
Accumulated depreciation	(60,557)	(58,584)
Property and equipment, net	7,037	6,380

Patient receivables, net of allowances of $423 and $634	1,186	1,059
Other assets	223	501

Total assets	$42,915	$48,968

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$7,218	$8,046
Accrued liabilities and other	6,868	11,930
Debt obligations maturing within one year	777	-

Total current liabilities	14,863	19,976

Long-term insurance reserves, less current portion	5,714	5,741
Other long-term liabilities	2,127	3,454
Long-term debt obligations, less current portion	1,080	-

Stockholders' investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,254,175 and 19,050,504 shares outstanding, respectively)	25	25
Contributed capital	180,790	179,543
Common stock in treasury, at cost (6,037,462 shares and 6,241,133 shares, respectively	(110,034)	(111,395)
Accumulated deficit	(52,013)	(49,053)
Accumulated other comprehensive income	363	677
Total stockholders' investment	19,131	19,797

Total liabilities and stockholders' investment	$42,915	$48,968

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011

Revenues	$92,185	$101,493	$102,983

Operating costs and expenses
Medical professional and license fees	20,091	23,715	24,628
Direct costs of services	39,092	44,348	43,048
General and administrative	11,684	13,442	13,942
Marketing and advertising	21,635	23,055	22,678
Depreciation	2,050	4,736	5,703
Impairment charges	-	617	104
Restructuring charges	214	1,130	36
	94,766	111,043	110,139
Gain on sale of assets	198	239	618

Operating loss	(2,383)	(9,311)	(6,538)

Net investment income and other	890	656	470

Loss before income taxes	(1,493)	(8,655)	(6,068)

Income tax (benefit) expense	(125)	(138)	130

Net loss	$(1,368)	$(8,517)	$(6,198)

Loss per common share
Basic and diluted	$(0.07)	$(0.45)	$(0.33)

Dividends declared per share	$-	$-	$-

Weighted average shares outstanding
Basic and diluted	19,199	18,982	18,811

Other comprehensive (loss) income, net of tax:
Foreign currency translation	$(314)	$105	$(90)
Unrealized investment (loss) gain	-	(11)	11
Total other comprehensive (loss) income, net of tax	$(314)	$94	$(79)

Comprehensive loss	$(1,682)	$(8,423)	$(6,277)

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(1,368)	$(8,517)	$(6,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,050	4,736	5,703
Provision for loss on doubtful accounts	416	914	746
Loss (gain) on investments	-	68	(42)
Gain on sale of property and equipment	(198)	(239)	(618)
Impairment charges	-	617	104
Stock-based compensation	1,247	2,060	1,676
Insurance reserves	(31)	(604)	(191)
Changes in operating assets and liabilities:
Patient accounts receivable	(782)	(1,610)	(1,128)
Other accounts receivable	(496)	1,522	(397)
Prepaid expenses and other	437	793	784
Accounts payable	(828)	(57)	(7)
Deferred revenue, net of professional fees	(783)	(2,264)	(3,938)
Accrued liabilities and other	(3,952)	(2,507)	5
Net cash used in operations	(4,288)	(5,088)	(3,501)

Cash flows from investing activities:
Purchases of property and equipment	(700)	(1,160)	(1,509)
Proceeds from sale of assets	240	305	1,400
Purchases of investment securities	(1,984)	(39,656)	(166,968)
Proceeds from sale of investment securities	2,804	62,883	173,430
Net cash provided by investing activities	360	22,372	6,353

Cash flows from financing activities:
Principal payments on loan	(491)	(4,004)	(3,280)
Shares repurchased for treasury stock	(231)	(357)	(288)
Proceeds from exercise of stock options	-	57	24
Net cash used in financing activities	(722)	(4,304)	(3,544)

Net effect of exchange rate changes on cash and cash equivalents	(314)	105	(90)

(Decrease) increase in cash and cash equivalents	(4,964)	13,085	(782)

Cash and cash equivalents at beginning of year	31,653	18,568	19,350

Cash and cash equivalents at end of year	$26,689	$31,653	$18,568

Cash paid or received during the year for:
Interest paid	$49	$84	$529
Income taxes refunded	119	79	499
Income taxes paid	144	64	64

See Notes to Consolidated Financial Statements

LCA-VISION INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

(Dollars in thousands)

	Years Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	25,291,637	$25	25,291,637	$25	25,291,637	$25
Employee stock plans	-	-	-	-	-	-
Balance at end of year	25,291,637	$25	25,291,637	$25	25,291,637	$25

Common Stock in Treasury, at cost
Balance at beginning of year	(6,241,133)	$(111,395)	(6,433,490)	$(112,910)	(6,580,272)	$(114,033)
Shares repurchased	(71,334)	(231)	(57,661)	(301)	(34,817)	(265)
Employee stock plans	275,005	1,592	250,018	1,816	181,599	1,388
Balance at end of year	(6,037,462)	$(110,034)	(6,241,133)	$(111,395)	(6,433,490)	$(112,910)

Contributed Capital
Balance at beginning of year		$179,543		$177,287		$175,610
Employee stock plans		-		196		1
Stock-based compensation		1,247		2,060		1,676
Balance at end of year		$180,790		$179,543		$177,287

Accumulated Deficit
Balance at beginning of year		$(49,053)		$(38,720)		$(31,134)
Net loss		(1,368)		(8,517)		(6,198)
Employee stock plans		(1,592)		(1,816)		(1,388)
Balance at end of year		$(52,013)		$(49,053)		$(38,720)

Accumulated Other Comprehensive Income
Balance at beginning of year		$677		$583		$662
Foreign currency translation adjustments		(314)		105		(90)
Unrealized investment (loss) gain		-		(11)		11
Balance at end of year		$363		$677		$583

Total Stockholders' Investment		$19,131		$19,797		$26,265

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

As of December 31, 2013, we operated 61 LasikPlus® vision centers in the United States. Included in that number are five vision centers licensed to ophthalmologists to operate using our trademarks and nine pre- and post-operative satellite centers. Beginning in 2011, we began offering refractive lens and cataract services in certain of our existing markets. Our refractive lens and cataract services were not significant in 2013, and we do not anticipate our refractive lens services will represent a significant portion of our operations in 2014.

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

Reclassifications

We have reclassified certain prior-period amounts in the Consolidated Balance Sheets and Statements of Cash Flows to conform to current period presentation. The reclassifications were not material to the Consolidated Financial Statements.

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

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs, and then generally we deduct the remainder automatically from the patient’s bank account over a period of 12 to 36 months. We have recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review and adjust the allowance based upon our own experience with patient financing. We charge-off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Bad debt expense was $416,000, or 0.5% of revenues for 2013, $914,000, or 0.9% of revenues for 2012, and $746,000, or 0.7% of revenues, for 2011. We recognized bad debt expense as a component of direct costs of services within the Consolidated Statements of Operations and Comprehensive Loss as we assess collectability at the time services are rendered. During 2013, we wrote off $1.1 million of receivables against the allowance for doubtful accounts and recovered $109,000 in receivables previously written off. During 2012, we wrote off $1.0 million of receivables against the allowance for doubtful accounts and recovered $127,000 in receivables previously written off.

For patients whom we internally finance, we charge interest at market rates. Finance and interest charges on patient receivables were $851,000 in 2013, $820,000 in 2012 and $621,000 in 2011. We include these amounts in “Net investment income and other” within the Consolidated Statements of Operations and Comprehensive Loss.

At December 31, 2013 we did not deem necessary any allowance for doubtful accounts for our other accounts receivable. We maintained an allowance for doubtful accounts for our other accounts receivable of $340,000 at December 31, 2012.

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

We compute depreciation using the straight-line method, which recognizes the cost of the asset over its estimated useful life. We use the following estimated useful lives for computing the annual depreciation expense:

Fixed Asset Group	Depreciable Lives (years)
Building and building improvements	5	-	39
Furniture and fixtures	3	-	7
Medical equipment	3	-	5
Other equipment	3	-	5

We record amortization of leasehold improvements in the Consolidated Statements of Operations and Comprehensive Loss as a component of depreciation expense using the straight-line method based on the lesser of the useful life of the improvement or the lease term, which is typically five years or less.

We assess the impairment of property and equipment whenever events or circumstances indicate that the carrying value might not be recoverable. Recoverability of long-lived assets is assessed by comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset or group of assets. We write down to fair value, which is generally determined from estimated discounted cash flows for assets held for use, recorded values of property and equipment that we do not expect to recover through undiscounted future net cash flows. During 2013 we did not recognize any fixed asset impairment charges. During 2012, we recognized fixed asset impairment charges of $617,000 primarily as a result of our decision to close under-performing vision centers and relocate our patient communication center to our corporate headquarters. The closures of the vision centers do not qualify for classification as a discontinued operation due to continuing cash flows.

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

We record a post-surgical enhancement accrual based on our best estimate of the number and associated cost of the procedures to be performed. Each month, we review the enhancement accrual and consider factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance. As of December 31, 2013 and 2012, we maintained an enhancement accrual of $2.0 million and $2.8 million, respectively. We record the long-term portion of the enhancement accrual of $1.3 million and $1.8 million as of December 31, 2013 and 2012, respectively, as a component of “Other long-term liabilities” on the Consolidated Balance Sheets.

Insurance Reserves

We maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists after December 17, 2002. In addition, our captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. We consolidate the financial statements of the captive insurance company with our financial statements because it is a wholly-owned enterprise. As of December 31, 2013 and 2012, we maintained insurance reserves of $6.6 million, which represented an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. We recorded $867,000 and $871,000 of the total insurance reserve as a current liability in “Accrued liabilities and other” at December 31, 2013 and 2012, respectively. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience. Since the inception of the captive insurance company in 2002, it has disbursed total claims and legal expenses of approximately $8.1 million.

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

The following is a reconciliation of basic and diluted loss per share (in thousands, except per share data).

	Years Ended December 31,
	2013	2012	2011
Basic Loss
Net loss	$(1,368)	$(8,517)	$(6,198)
Weighted average common shares outstanding	19,199	18,982	18,811
Basic loss per share	$(0.07)	$(0.45)	$(0.33)

Diluted Loss
Net loss	$(1,368)	$(8,517)	$(6,198)
Weighted average common shares outstanding	19,199	18,982	18,811
Effect of dilutive securities
Stock options	-	-	-
Restricted stock	-	-	-
Weighted average common shares outstanding and potential dilutive shares	19,199	18,982	18,811
Diluted loss per share	$(0.07)	$(0.45)	$(0.33)

For 2013, 2012 and 2011, we excluded all outstanding stock options and restricted stock awards from the computation of our diluted earnings per share because the effect of these share-based awards was antidilutive due to our net losses.

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

Stock-Based Compensation

We account for stock-based payment transactions in which we receive employee services in exchange for (a) our stock or (b) liabilities that are based on the fair value of our stock or that may be settled by the issuance of our stock. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of our common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes option-pricing model. We recognize stock-based compensation cost as expense for these awards ratably on a straight-line basis over the requisite service period. We also grant awards that are tied to the achievement of certain financial targets and stock-performance criteria. These awards are granted annually and cover a three-year performance cycle. Performance measures used to determine the actual number of shares issuable upon vesting include a weighting of revenue, operating income, and earnings per share targets and our total shareholder return (“TSR”) performance.  TSR is considered a market condition but the revenue, operating income, and earnings per share targets are considered a performance condition under applicable U.S. GAAP.  The fair value of these portions of the performance share awards is equal to the fair market value of our common stock on the date of the grant.  We recognize compensation cost over the requisite service period if it is probable that the performance condition will be satisfied.  We calculate the fair value of the TSR portion of the performance share awards using a Monte Carlo simulation valuation model. Compensation cost is recognized over the requisite service period regardless of whether the market condition is satisfied. We will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. Further information regarding stock-based compensation can be found in Note 9, “Employee Benefits.”

Geographic Information

We have no operations or assets in any countries other than the U.S. and Canada. No single customer represented more than 10% of revenues in 2013, 2012, or 2011. Information about our domestic and international operations is as follows (dollars in thousands):

	Revenues from External Customers			Net Assets		Property and Equipment
	2013	2012	2011	2013	2012	2013	2012
United States	$92,185	$101,493	$102,983	$14,749	$15,143	$7,037	$6,380
Canada	-	-	-	4,382	4,654	-	-
	$92,185	$101,493	$102,983	$19,131	$19,797	$7,037	$6,380

Subsequent Events

We evaluated all events or transactions that occurred after December 31, 2013 through the date we issued these Consolidated Financial Statements.

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

Share Repurchase Programs

On August 21, 2007, our Board of Directors authorized a share repurchase plan under which we are authorized to purchase up to an additional $50.0 million of our common stock. Through December 31, 2008, we repurchased 588,408 shares of our common stock under this program at an average price of $16.99 per share, for a total cost of approximately $10.0 million. We have not purchased any shares of our common stock under this program since 2008. At December 31, 2013, we held 6.0 million shares of our common stock in treasury.

Dividends

We have not paid any dividends since 2008.

3.     Investments

The following table summarizes unrealized gains and losses related to our investments designated as available-for-sale (dollars in thousands):

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,984	$-	$-	$1,984
Total investments	$1,984	$-	$-	$1,984

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,804	$-	$-	$2,804
Total investments	$2,804	$-	$-	$2,804

No investments were in an unrealized loss position at December 31, 2013 or 2012.

We realized no gains or losses on sales of our marketable securities during the year ended December 31, 2013. We had realized gains of $3,000 and losses of $60,000 and gains of $52,000 and no losses on the sale of marketable securities during the years ended December 31, 2012 and 2011, respectively.

We show below the net carrying value and estimated fair value of debt and equity securities available for sale at December 31, 2013, by contractual maturity (dollars in thousands). Expected maturities may differ from contractual maturities because the issuers of the securities may have the right or obligation to prepay obligations without prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	$-
Due after one year through three years	1,984	1,984
Due after three years	-	-
Total investment securities	$1,984	$1,984

4.     Debt

Long-term debt obligations consist of (dollars in thousands):

	As of December 31,
	2013	2012
Third party debt	$1,857	$-
Debt obligations maturing within one year	(777)	-
Long-term obligations (less current portion)	$1,080	$-

In April 2013, we purchased excimer lasers for all of our full-service vision centers, which we had previously leased, for $2.3 million, through a vendor financed transaction. The terms of the financing provide for monthly payments over a 36-month term at a fixed interest rate of 3.5%.

The financing agreement does not contain any financial covenants and is secured by the excimer lasers. The estimated fair value of our debt obligations is $1.8 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement. The financing agreement represents a significant financing activity which affected recognized assets and liabilities by $2.3 million, with payments totaling $491,000 during the year ending December 31, 2013.

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

The following table summarizes fair value measurements by level at December 31, 2013 and 2012 for assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

Description	Level 1		Level 2		Level 3		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Investments	$-	$-	$1,984	$2,804	$-	$-	$1,984	$2,804
Total assets at fair value	$-	$-	$1,984	$2,804	$-	$-	$1,984	$2,804

The valuation technique used to measure fair value of certificates of deposit was based on quoted market prices or corroborated by observable market data.

There were no transfers between Level 1 and Level 2 measurements in 2013 or 2012. The following table sets forth a reconciliation of beginning and ending balances for auction rate security assets measured at fair value using significant unobservable inputs (Level 3) during 2013 and 2012 (dollars in thousands).

	Years Ended December 31,
Description	2013	2012
Balance as of January 1	$-	$902
Assets acquired	-	-
Assets sold or redeemed	-	(822)
Transfers out of Level 3	-	-
Losses included in earnings	-	(71)
Losses included in other comprehensive loss	-	(9)
Balance as of December 31	$-	$-

6.     Income Taxes

The following table presents the components of income tax (benefit) expense (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax (benefit) expense:
Federal	$(186)	$(77)	$26
U.S. State and local	61	(61)	104
Total current	(125)	(138)	130

Deferred tax (benefit) expense:
Federal	$-	$-	$-
U.S. State and local	-	-	-
Total deferred	-	-	-

Total income tax (benefit) expense	$(125)	$(138)	$130

The following table presents loss before income taxes (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(1,535)	$(8,706)	$(6,092)
Canada	42	51	24
Total	$(1,493)	$(8,655)	$(6,068)

The following table reconciles the U.S. statutory federal income tax rate and the tax (benefit) expense shown in our Consolidated Statements of Operations and Comprehensive Loss (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Tax at statutory U.S. federal income tax rate of 35%	$(523)	$(3,029)	$(2,124)
State and local income taxes, net of federal benefit	45	(293)	(148)
Permanent differences	(26)	33	171
Resolution and reevaluation of tax positions	(204)	(102)	75
Other	428	281	(131)
Valuation allowance	155	2,972	2,287
Income tax (benefit) expense	$(125)	$(138)	$130

We have made no provision for U.S. income taxes on undistributed earnings of approximately $2.3 million from our Canadian subsidiary because it is our intention to reinvest those earnings. If those earnings are distributed in the form of dividends, we may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits. The amount of additional tax that might be payable upon repatriation of those foreign earnings is approximately $242,000.

U.S. GAAP requires a company to establish a valuation allowance for deferred tax assets when it is more-likely-than-not that the deferred tax asset will not be realized. Deferred tax assets may be realized through future reversals of existing taxable temporary differences, future taxable income, taxable income in prior carryback year(s) if carryback is permitted, and tax planning strategies. After considering all of the evidence, we concluded that reliance on future projections of income was no longer sufficient to support realization of our deferred tax assets. Accordingly, we maintain a valuation allowance against all of our net deferred tax assets. As of December 31, 2013, we had net operating loss carryforwards for federal and state income taxes of approximately $46.8 million and $74.8 million, respectively, which will be available to offset future taxable income. Approximately $6.8 million of state net operating loss is subject to an annual IRC Section 382 limitation of $5.3 million. If not used, these carryforwards will expire between 2014 and 2033. To the extent net operating loss carryforwards, when realized, relate to non-qualified stock option deductions, the resulting benefits will be credited to stockholders' investment.

Deferred taxes arise because of temporary differences in the book and tax basis of certain assets and liabilities. The following table shows the significant components of our deferred taxes (dollars in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Deferred revenue	$31	$336
Allowance for doubtful accounts	444	775
Accrued enhancement expense	788	1,101
Insurance reserves	1,143	1,159
Deferred lease credits	215	319
Share-based compensation	502	986
Vendor rebates	49	662
Property and equipment	3,238	1,549
Net operating and capital loss carryforward	20,449	17,563
Other	403	2,596
Valuation allowance	(26,532)	(26,377)
Total deferred tax assets	$730	$669

Deferred tax liabilities:
Deferred lease incentives	$648	$566
Prepaid service	82	103
Total deferred tax liabilities	$730	$669
Net deferred tax assets	$-	$-

Changes in unrecognized tax benefits were as follows (dollars in thousands):

	2013	2012
Balance, beginning of year	$508	$614
Additions based on tax positions related to the current year	57	52
Additions for tax positions of prior years	12	1
Reductions due to statute expiration	(273)	(155)
Settlements	-	(4)
Balance, end of year	$304	$508

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $198,000.   It is reasonably possible that the amount of the unrecognized tax benefits may increase or decrease within the next 12 months. However, we do not presently anticipate that any increase or decrease in unrecognized tax benefits will be material to the Consolidated Financial Statements. We record unrecognized tax benefits as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Consolidated Statements of Operations. During the year ended December 31, 2013, we recognized tax expense of approximately $17,000 in interest and penalties, offset by an $84,000 benefit related to interest expense previously recognized on unrecognized tax benefits whose statute of limitations expired in 2013. We have accrued approximately $23,000 and $90,000 in interest and penalties related to unrecognized tax benefits as of December 31, 2013 and 2012, respectively, recorded as a component of “Accrued liabilities and other” in our Consolidated Balance Sheets.

We file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. We are subject to audit by taxing authorities for fiscal years ending after 2010. Our federal and state income tax return filings generally are subject to a three-year statute of limitations from date of filing. In the fourth quarter of 2013, the Internal Revenue Service initiated an examination of the tax year 2011. We cannot predict the timing of the conclusion of the audit. Based on the early status of the audit and protocol of finalizing audits by the relevant tax authorities, we cannot estimate the impact of such changes, if any, to previously recorded unrecognized tax benefits.

7.     Leasing Arrangements

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

The following table displays our aggregate minimal rental commitments, net of guaranteed sub-lease income under noncancellable leases for the periods shown (dollars in thousands):

Year	Operating Lease Obligations
2014	$6,463
2015	5,463
2016	4,856
2017	3,838
2018	1,826
Beyond 2018	1,019
Total minimum rental commitment	$23,465

Total rent expense under operating leases amounted to $6.0 million in 2013, $6.3 million in 2012 and $6.7 million in 2011.

In April 2009, we entered into a five-year lease agreement with AMO for new excimer lasers which allowed us to standardize our excimer treatment platforms. As part of the transaction, we disposed of our Bausch & Lomb lasers and related capital lease obligations. We received cash payments from the lessor and have deferred these amounts and are recognizing them ratably over the lease term. We include the unrecognized portion in “Accrued liabilities and other” for the current portion and in “Deferred license fees” for the long-term portion in our Consolidated Balance Sheets at December 31, 2013 and 2012. The AMO laser lease qualified as a capital lease. However, at December 31, 2013, we did not have any obligations under the capital lease arrangement with AMO because we had purchased the leased lasers.

8.     Employee Benefits

Savings Plan

We sponsor a savings plan under Internal Revenue Code Section 401(k) to provide an opportunity for eligible employees to save for retirement on a tax-deferred basis. Under this plan, we may make discretionary contributions to the participants' accounts. We have not made any employer contributions since 2008.

Stock Incentive Plans

We have five stock incentive plans, the 1995 Long-Term Stock Incentive Plan (“1995 Plan”), the 1998 Long-Term Stock Incentive Plan (“1998 Plan”), the 2001 Long-Term Stock Incentive Plan (“2001 Plan”), the 2006 Stock Incentive Plan (“2006 Plan”) and the 2011 Stock Incentive Plan (“2011 Plan”). With the adoption of the 2011 Plan, we froze all prior plans, and we have not made any new grants from prior plans. Under the stock incentive plans, at December 31, 2013, we reserved approximately 826,000 shares of our common stock for issuance upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units, including 0 shares under the 1995 Plan, 47,000 shares under the 1998 Plan, 44,000 shares under the 2001 Plan, 142,000 shares under the 2006 Plan and 593,000 shares under the 2011 Plan. At December 31, 2013, a total of 800,000 shares were available for future awards under the 2011 Plan. The Compensation Committee of the Board of Directors administers all of our stock incentive plans.

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

The components of our pre-tax stock-based compensation expense, net of forfeitures, and associated income tax benefits are as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Stock options	$6	$78	$71
Restricted stock	1,241	1,982	1,605
	$1,247	$2,060	$1,676

Income tax benefit, before consideration of valuation allowance	$483	$801	$650

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

We have not issued any stock options since 2008.

The following table summarizes the status of options granted under the stock incentive plans:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	257,716	$18.01
Granted	-	-
Exercised	(6,375)	3.63
Cancelled/forfeited	(7,629)	22.43
Outstanding at December 31, 2011	243,712	18.25
Granted	-	-
Exercised	(11,520)	4.92
Cancelled/forfeited	(19,584)	19.11
Outstanding at December 31, 2012	212,608	18.89
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(103,580)	12.61
Outstanding at December 31, 2013	109,028	24.86
Options exercisable, December 31, 2013	109,028	24.86
Options expected to vest, December 31, 2013	109,028	24.86

The total intrinsic value (market value on date of exercise, less exercise price) of options exercised during 2012 and 2011 was approximately $30,000 and $24,000, respectively. As of December 31, 2013, outstanding stock options, options vested and expected to vest, and options exercisable had no intrinsic value because the exercise price was greater than the stock price.

We received approximately $57,000 for 2012 and $24,000 for 2011 in cash from option exercises under all share-based payment arrangements. No options were exercised in 2013. We recognized actual tax expense for the tax deductions from option exercises under all share-based payment arrangements for 2012 and 2011 of approximately $44,000 and $81,000, respectively. U.S. GAAP requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.

At December 31, 2013, all stock options were vested and therefore there was no unrecognized pre-tax compensation cost remaining.

The following table summarizes information about the stock options granted under the stock incentive plans that were outstanding at December 31, 2013:

			Stock Options Outstanding			Stock Options Exercisable
	Range of exercise prices		Number outstanding as of December 31, 2013	Weighted-average remaining contractual term	Weighted-average exercise price	Number exercisable as of December 31, 2013	Weighted-average exercise price
	$14.28	$14.28	18,381	4.18	$14.28	18,381	$14.28
	14.31	17.27	11,250	0.62	15.30	11,250	15.30
	22.30	22.30	1,334	1.04	22.30	1,334	22.30
	22.38	22.38	6,667	1.01	22.38	6,667	22.38
	22.81	22.81	7,500	1.05	22.81	7,500	22.81
	27.05	27.05	45,562	1.14	27.05	45,562	27.05
	28.59	28.59	3,334	1.16	28.59	3,334	28.59
	37.25	37.25	5,000	1.74	37.25	5,000	37.25
	37.72	37.72	5,000	1.72	37.72	5,000	37.72
	44.60	44.60	5,000	1.56	44.60	5,000	44.60
Cumulative	$14.28	$44.60	109,028	1.66	$24.86	109,028	$24.86

Restricted Stock

Our stock incentive plans permit certain employees, non-employee directors and independent contractors to be granted restricted share unit awards in common stock. We value awards of restricted share units by reference to shares of common stock. Awards entitle a participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, typically over a three-year period from the date of the award, and do not have voting rights. Our restricted stock unit awards include both time-based awards that vest ratably over three years and restricted stock units that are tied to the achievement of certain financial targets and stock performance criteria and cliff-vest in three years. The financial targets include revenue, operating income and earnings per share measurements. Total stockholder return is considered a market condition, and we calculated the fair value of those awards using a Monte Carlo simulation valuation model.

We granted 422,783 restricted stock awards to employees and non-employee directors during 2013, of which 177,631 related to performance-based restricted stock units (“PRSUs”). We did not grant any restricted stock awards prior to January 1, 2006. We expense the fair value of the time-based awards at the grant date over the applicable vesting periods. We recognize stock-based compensation associated with all non-market-condition PRSUs, if it is probable that the performance condition will be satisfied. For market-condition PRSUs, we recognize expense whether the market condition is satisfied or not. We recognize the stock-based compensation expense for PRSUs over the requisite service period for each vesting tranche. Actual payment under the PRSUs granted in 2013 were dependent upon achievement of certain financial targets. The financial targets were partially achieved at December 31, 2013. Actual payment under the PRSU’s granted in 2012 were also dependent upon achievement of certain financial targets and total stockholder return goal. The financial targets were not achieved at December 31, 2012. The 2012 total stockholder return goal was a two-year measurement and was not achieved as of the measurement date in February 2014. Actual payment under the PRSUs granted in 2011 was dependent upon achievement of various financial targets and total stockholder return goals. Some of the various financial targets were achieved at December 31, 2011. The total stockholder return goal was not met.

The following table summarizes the restricted stock award activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Share Unit Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	453,575	$7.67
Granted	334,485	5.73
Released	(181,599)	6.51
Forfeited	(54,487)	7.44
Outstanding at December 31, 2011	551,974	6.90
Granted	414,076	6.32
Released	(238,498)	6.61
Forfeited	(96,085)	6.44
Outstanding at December 31, 2012	631,467	6.70
Granted	422,783	2.98
Released	(275,005)	7.29
Forfeited	(73,714)	5.14
Outstanding at December 31, 2013	705,531	4.40

As of December 31, 2013, there was $892,000 of total unrecognized pre-tax compensation cost related to non-vested restricted stock. We expect this cost to be recognized over a weighted-average period of approximately 1.43 years. The aggregate intrinsic value of RSUs and PRSUs outstanding at December 31, 2013 was $2.8 million.

9.     Restructuring Charges

2013 Restructuring Plan

In 2013, we incurred restructuring charges totaling $214,000, comprised primarily of future lease payments and other closing costs related to the moving of our patient communication center and closing of one vision center.

2012 Restructuring Plan

In 2012, we announced a restructuring plan to close vision centers, reduce costs and increase operational efficiencies. As a result, we incurred restructuring charges totaling $1.1 million for 2012, which included $327,000 of contract termination costs and vision center closing costs and $803,000 of employee separation benefits.

2011 Restructuring Plan

Restructuring charges in 2011 were $36,000, comprised primarily of adjustments to previous estimates for laser contract termination costs for previously closed vision centers and additional severance costs. The restructuring charges in 2011 were principally the result of adjustments to previous estimates for laser contract termination costs for previously closed vision centers, and additional severance costs.

Under all restructuring plans, the fair value measurements utilized internal discounted cash flow analysis in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring liability activities (dollars in thousands):

	Employee Separation		Contract Termination
	Employees	Dollars	Costs	Total
Balance at January 1, 2011		$107	$3,641	$3,748
Liabilities recognized	2	26	10	36
Utilized		(113)	(1,353)	(1,466)
Balance at December 31, 2011		20	2,298	2,318
Liabilities recognized	14	803	327	1,130
Utilized		(219)	(1,100)	(1,319)
Balance at December 31, 2012		604	1,525	2,129
Liabilities recognized	-	(11)	225	214
Utilized		(503)	(1,297)	(1,800)
Balance at December 31, 2013		$90	$453	$543

At December 31, 2013 and 2012, we included current restructuring reserves of $499,000 and $1.8 million, respectively, in “Accrued liabilities and other” in the Consolidated Balance Sheets. Long-term restructuring reserves, comprised of contract termination costs, were $44,000 and $327,000 at December 31, 2013 and 2012, respectively, and were included in “Other long-term liabilities.”

10.     Commitments and Contingencies

Our business results in a number of medical malpractice lawsuits. Claims reported to us on or prior to December 17, 2002 were generally covered by external insurance policies and to date have not had a material financial impact on our business other than the cost of insurance and our deductibles under those policies. Effective in December 2002, we established a captive insurance company to provide coverage for claims brought against us after December 17, 2002. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with our captive insurance company. Since the inception of the captive insurance company in 2002, total claims and expense payments of approximately $8.1 million have been disbursed.

Our actuaries determine our loss reserves based on our historical claim experience, industry experience and recent trends that would impact the ultimate settlement of claims. We believe that the recorded loss reserves are reasonable based on this analysis. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through December 31, 2013 could differ from the amounts recorded. We record any adjustment to these estimates in the period determined.

We maintained insurance reserves of $6.6 million at both December 31, 2013 and 2012, of which $867,000 and $871,000, respectively, have been classified as current within the caption “Accrued liabilities and other” in the Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $5.0 million to $13.5 million at December 31, 2013.

In addition to the above, we are periodically subject to various other claims and lawsuits. We believe that none of these other claims or lawsuits to which we are currently subject, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations and cash flows.

11.     Additional Financial Information

The tables below provide additional financial information related to our Consolidated Financial Statements (all dollars in thousands):

	At December 31,
Balance Sheet Information	2013	2012
Property and equipment
Land	$354	$354
Building and improvements	5,919	5,906
Leasehold improvements	14,572	14,504
Furniture and fixtures	4,003	4,008
Equipment	42,643	40,173
	67,491	64,945
Accumulated depreciation	(60,557)	(58,584)
Construction in progress	103	19
Net property and equipment	$7,037	$6,380

	At December 31,
	2013	2012
Accrued liabilities and other
Accrued enhancement expense - current	$747	$1,076
Accrued payroll and related benefits	1,397	1,846
Restructuring reserve - current	499	1,802
Deferred license fees	126	1,362
Marketing accrual	1,875	2,063
Miscellaneous and other expenses accrued at year-end	2,224	3,781
	$6,868	$11,930

	For the Years Ended December 31,
Income Statement Information	2013	2012	2011
The components of net investment income and other:
Interest income	$1,013	$964	$765
Interest expense	(123)	(240)	(378)
Other-than-temporary impairment on securities	-	(11)	(10)
Realized gains on investments	-	3	52
Realized losses on investments	-	(60)	-
Equity in earnings of unconsolidated affiliates	-	-	41
Net investment income and other	$890	$656	$470

12.     Merger Agreement with PhotoMedex, Inc.

On February 13, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with PhotoMedex, Inc. (“PhotoMedex”) pursuant to which PhotoMedex will acquire all of our common stock for $5.37 per share in cash, or approximately $106.4 million, resulting in us becoming a wholly owned subsidiary of PhotoMedex (the “merger”). The merger is subject to customary closing conditions including our shareholder approval and regulatory approvals, and is subject to a 30-day “go shop” period. Our board of directors voted unanimously in favor of the transaction, which is expected to close in the second quarter of 2014. There are no assurances that the merger will be consummated.

Completion of the merger is subject to several conditions including (i) the adoption of the merger agreement by the affirmative vote or written consent of the holders of at least a majority of the outstanding shares of our common stock at a special meeting to be held later in 2014; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iii) the clearance by the SEC of a proxy statement of the type contemplated by Rule 14a-2 promulgated under the Securities Exchange Act of 1934 related to the merger and merger agreement, which after clearance must be sent to our stockholders at least 20 days prior to the special meeting of our stockholders; (iv) the absence of a material adverse change in our business or financial condition; and (v) other customary closing conditions.

The merger agreement may be terminated by either us or PhotoMedex if the merger has not been consummated by May 14, 2014 (subject to certain extensions) or if a court or other governmental entity of competent jurisdiction issues a final, non-appealable order permanently restraining, enjoining or otherwise prohibiting the merger. In addition, among other things, PhotoMedex may, but is not required to, terminate the merger agreement if we enter into, or publicly proposes to enter into, an agreement relating to our acquisition by a third party or take other specified actions which are inconsistent with supporting the merger. Similarly, we can terminate the merger agreement, subject to certain restrictions, if our board determines that it has received a superior acquisition proposal from a third party. In the event of a termination of the nature described in the two preceding sentences, we would be required to pay PhotoMedex a break-up fee of $3.2 million plus expenses incurred by PhotoMedex (not to exceed $1.0 million).

Four putative class action lawsuits challenging the proposed merger with PhotoMedex have been on behalf of all LCA-Vision Inc. stockholders. The lawsuits allege that our directors breached their fiduciary duties to our stockholders by engaging in a flawed process for selling LCA-Vision Inc., by agreeing to sell LCA-Vision Inc. for inadequate consideration pursuant to the merger agreement and that the merger agreement contains improper deal protection terms. In addition, the lawsuits allege that the corporate defendants aided and abetted these breaches of fiduciary duty. The lawsuits seek, among other things, an injunction barring the proposed transaction and seeking attorneys’ fees. We believe that the lawsuits are without merit.

We are unable to assess the probable outcome of potential liability, if any, arising from these matters.

13.     Quarterly Financial Data (unaudited)

Financial results for interim periods do not necessarily indicate trends for any 12-month period. Quarterly results can be affected by the number of procedures performed and the timing of certain expense items (dollars in thousands, except per share amounts):

	2013 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
Revenues	$28,304	$22,609	$20,656	$20,616	$36,138	$25,152	$20,009	$20,194
Operating income (loss)	1,022	300	(2,002)	(1,703)	3,754	(3,328)	(3,747)	(5,990)
Income (loss) before income taxes	1,238	535	(1,777)	(1,489)	3,870	(3,166)	(3,527)	(5,832)
Net income (loss)	1,204	463	(1,560)	(1,475)	3,846	(3,190)	(3,549)	(5,624)
Income (loss) per share
Basic and Diluted	$0.07	$0.02	$(0.08)	$(0.08)	$0.20	$(0.17)	$(0.19)	$(0.29)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic filings with the SEC is (a) accumulated and communicated by our management in a timely manner and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of that date.

Changes in internal control over financial reporting

In addition, our Chief Executive Officer and Chief Financial Officer concluded that, during the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). As a result of this assessment, management believes that, as of    December 31, 2013, our internal control over financial reporting is effective based on the criteria described above.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LCA-Vision Inc.

We have audited LCA-Vision Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). LCA-Vision Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, LCA-Vision Inc. maintained, in all material respects, effective internal control over financial reporting as of     December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LCA-Vision Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ investment, and cash flows for each of the three years in the period ended     December 31, 2013 of LCA-Vision Inc., and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

March 12, 2014

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

INFORMATION ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES

Board Governance, Meetings and Attendance at Meetings

Our Board of Directors (the “Board”) met 11 times during 2013.  During the year, all of the directors then in office attended at least 75% of the meetings of the Board and all committees of the Board on which they served.  The Board has affirmatively determined that all of the directors - Messrs. Bahl, Hassan, Heizer, Wachtman and Woods, are “independent” directors, as defined in the Listing Rules of The NASDAQ Stock Market for Board and applicable committee service. Specifically, the Board determined that they were independent because no relationship was identified that would bar them from being characterized as independent, and any relationships identified were not so material as to impair their independence. In making this determination, the Board considered, among other things, the service of Messrs. Bahl and Woods on the same board of another public company and the services provided by Mr. Woods to the Company as its Non-Executive Chairman and the fee he received for these services. The Board determined these relationships were not material to their independence.

We have Board governance guidelines and principles that, together with the charters of the Board committees, provide the framework for our corporate governance. We also have a Code of Business Conduct and Ethics that is applicable to all employees, including executive officers, as well as to directors to the extent relevant to their services as directors. The Board has three standing committees: Audit, Compensation, and Nominating and Governance. Each committee is comprised solely of directors who are “independent” as defined above. Each committee has a charter for the conduct of its business. The Code of Business Conduct and Ethics, Board Governance Guidelines and Principles and committee charters are available on our website at www.lasikplus.com by clicking on “Investors” and “Corporate Governance.” A stockholder may request a copy of any of these documents to be mailed to the stockholder as described on the last page of this report. Any amendments to, or waivers from, the Code of Business Conduct and Ethics that apply to our principal executive and financial officers will be posted on our website.

We believe that it is extremely important that our directors attend the Annual Meeting of Stockholders and expect them to do so each year, barring unforeseen circumstances. All of our directors attended the 2013 Annual Meeting.

Leadership Structure

The Board believes that it should have the flexibility to make determinations as to the role of Chairman of the Board, Chief Executive Officer or other management structure in the way that it believes best to provide appropriate leadership for us at any given time, and therefore does not have a policy in this regard. Over the last several years, we have had each of the following leadership structures, reflecting our circumstances at the time: separate Non-Employee Chairman and Chief Executive Officer (2013-2014, 2006-2009); separate Non-Employee Chairman and Co-Principal Executive Officers (2009-2012); and combined Chairman and Chief Executive Officer (1997-2006). The Board believes that its current leadership structure, with Mr. Woods serving as Non-Executive Chairman and Mr. Celebrezze serving as Chief Executive Officer, is appropriate given their respective experience and our needs at this time.

The following sets forth information as to each of our current directors:

William F. Bahl, age 63, has served as a member of the Board since 2005. He is the co-founder and President of Bahl & Gaynor Investment Counsel, an independent registered investment adviser located in Cincinnati.  Prior to founding Bahl & Gaynor in 1990, he served as Senior Vice President and Chief Investment Officer at Northern Trust Company in Chicago and held prior positions at Fifth Third Bank and Mellon Bank.  Mr. Bahl has been a director of Cincinnati Financial Corporation since 1995, serving as chair of that publicly traded company’s nominating committee and a member of the audit, compensation, executive and investment committees and, since 2011, he has served as Lead Director. He was a trustee until 2006 of The Preferred Group of Funds. He has qualified for the Chartered Financial Analyst designation since 1979 and the Chartered Investment Counselor designation since 1990. His activities have included leadership and service on non-profit community boards and foundations benefitting parks, schools, a hospital association and youth organizations. Mr. Bahl’s expertise helps support the Board’s oversight of our investment options and cash management objectives. His familiarity with public company governance structures and policies beyond our own contributes to full discussion and evaluation of our options.

John C. Hassan, age 71, has served as a member of the Board since 1996. Mr. Hassan has been a consultant to BSC Ventures, a holding company in the printing and converting industry, since November 2006.  Prior to that, he had been the President and CEO of Champion Printing, Inc., a direct mail printing company, for more than 15 years.  Previously, he was Vice President, Marketing of the Drackett Company, a division of Bristol-Myers Squibb.  He currently serves on the boards of the Ohio Graphics Arts Health Fund, the Madeira/Indian Hill Fire Company and several non-profits.  Mr. Hassan supplies the Board with insights on operational and financial management and marketing.

Edgar F. Heizer III, age 54, has served as a member of the Board since February 2009. He has been Chairman of Manus Health Systems, Inc., a multi-site dental-care provider, since July 1997 and was also Chief Executive Officer of Manus Health Systems from May 1999 through December 2004. Mr. Heizer also currently serves as Managing Member of Coral SR LLC (January 2006 to present) and Heizer Capital LLC (January 1995 to present), private management and investment firms focused on growth business opportunities. Previously, he was a partner of the law firm Gardner Carlton & Douglas. Mr. Heizer is a member of the National Association of Corporate Directors and a director of private companies including LB Limited and Trinchera Production Company. His experience in the healthcare industry together with his legal background bring valuable knowledge to the Board.

James C. Wachtman, age 53, served as Chief Executive Officer of Pulse Therapeutics, a start-up medical device company focused on treating ischemic strokes, from September 2011 to December 2013. He was also Venture Partner for SV Life Sciences in its Healthcare Services sector from 2009 to 2011. In addition, from 2010 through 2012, Mr. Wachtman managed a portfolio company for SV and Bain Capital, focused on providing outpatient pharmacy services for hospital systems. Prior to his work with SV Life Sciences, he served from 2004 to 2009 as President and Chief Executive Officer and a member of the Board of Directors of TLC Vision, Inc. (TLC), a national provider of laser vision correction, cataract services, and optometric services. Mr. Wachtman was named President and Chief Operating Officer of TLC in 2002 when its predecessor company, Laser Vision Centers (LVCI), was acquired. He was named President and Chief Operating Officer of LVCI in 1999 after being named Chief Operating Officer in 1996. He is a member of advisory board for Home Delivery Incontinent Supplies. Mr. Wachtman’s experience in ophthalmology-related businesses, coupled with his leadership skills developed as a chief executive officer, bring valuable operational and growth management perspective to the Board.

E. Anthony Woods, age 73, has been non-executive Chairman of the Board since March 2006 and a director since 2004.  Mr. Woods is Chairman and Chief Executive Officer of his privately owned firm, SupportSource LLC, which offers management, financial and investment consulting. He has been Chairman since 2003 of Deaconess Associations Inc., a Cincinnati-based, non-profit healthcare services organization. From 1987 to 2003, he led Deaconess’ strategic expansion, serving as its President and Chief Executive Officer. He has been a director since 2006 of Phoenix Health Systems, a privately owned information technology company serving hospitals and related organizations; and from 2008 until its sale in 2010, a director of Critical Homecare Solutions Inc., a privately owned company providing home healthcare services. Mr. Woods has been a director since 1998 of Cincinnati Financial Corporation, a publicly traded company, including service on its executive and investment committees. Mr. Woods’ board and board committee service for multiple public and private companies in the healthcare and financial services sectors gives him a wide breadth of exposure to strategic, legal, investing, financing and operating issues and facilitates his contributions to oversight in these areas

The mailing address for each director is c/o LCA-Vision Inc., 7840 Montgomery Road, Cincinnati, OH 45236.

Audit Committee

The primary function of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities with respect to our financial statements, internal controls over financial reporting and auditing, accounting and financial reporting process generally. The Audit Committee is responsible for the selection, compensation and oversight of our independent auditors and for the pre-approval of all audit and permitted non-audit services to be performed by the independent auditors. Among other things, the Committee meets with the independent auditors to review and discuss the adequacy and effectiveness of our internal controls and its disclosure controls and procedures; to review our significant accounting and reporting principles and practices; to discuss the auditors’ judgments on the quality of our accounting principles; and to discuss any management letters issued by the independent auditors. The Audit Committee also is responsible for receiving and investigating any complaints regarding questionable accounting or auditing matters and violations of our Code of Business Conduct and Ethics, and reviews our risk assessment and risk management policies and programs.

Under the direction of the Audit Committee, the Internal Audit Department performs an annual risk assessment. The assessment includes a review of both internal and external factors as identified by a cross-functional employee group through a series of questionnaires and interviews. Based on the results, certain risk areas were reviewed. The assessment was updated for 2013 through a series of inquiries by the Internal Audit Department and the 2013 audit schedule was enhanced to place greater emphasis on key risk areas. The results of the assessment were presented to the full Board. The Audit Committee will continue to work with the Internal Audit Department to monitor current or potential risks and report to the full Board on a periodic basis.

The Audit Committee held 10 meetings in 2013. At four of these meetings, the Committee met separately with members of our Internal Audit Department and with our independent auditors. During 2013, members of the Committee consisted of Messrs. Hassan (Chair), Bahl, Heizer, Wachtman and Woods. The Board has determined that each of Messrs. Hassan, Bahl, Heizer, Wachtman and Woods qualifies as an “audit committee financial expert” under applicable SEC rules.

Audit Committee Report

In accordance with its written charter, the Audit Committee of the Board assists the Board in fulfilling its responsibility for oversight of the quality and integrity of our accounting, auditing and financial reporting practices.

In discharging its oversight responsibility as to the audit process, the Audit Committee obtains from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors’ independence as required by Public Company Accounting Oversight Board (“PCAOB”) Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence.” In accordance with the foregoing standard, the Audit Committee discussed with the auditors any relationships that may impact their objectivity and independence, and satisfied itself as to the auditors’ independence. The Audit Committee also considered the compatibility of non-audit services with the independent auditors’ independence. The Audit Committee has determined that the provision of certain non-audit services is compatible with maintaining the independence of Ernst & Young LLP as the Company’s independent auditors subject to review and approval by the Audit Committee.

The Audit Committee discusses and reviews with the independent auditors all communications required by the Securities and Exchange Commission, the requirements of the PCAOB, and the NASDAQ listing standards. These communications include those matters required to be discussed under PCAOB Rule AU 380 (Communication with Audit Committee). With and without management present, the Audit Committee discusses and reviews the results of the independent auditors’ examination of our consolidated financial statements and the effectiveness of our internal controls over financial reporting.

The Audit Committee reviewed and discussed our audited consolidated financial statements as of and for the fiscal year ended December 31, 2013 with management and the independent auditors. Management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board that our audited consolidated financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the Securities and Exchange Commission.

March 12, 2014	John C. Hassan (Chair)
William F. Bahl
Edgar F. Heizer III
James C. Wachtman
E. Anthony Woods

Compensation Committee

During 2013, the Compensation Committee (the “Committee”) consisted of Messrs. Bahl (Chair), Hassan, Heizer, Wachtman and Woods. No member of the Committee has any interlocking relationship with the Company, as defined in applicable SEC rules and regulations. The Committee is responsible for developing and recommending our executive compensation principles, policies and programs to the Board. In addition, the Compensation Committee either determines or recommends to the Board on an annual basis the compensation to be paid to each of our executive officers. The principal responsibilities of the Compensation Committee include to:

●	Review and approve corporate goals, objectives and compensation of our Chief Executive Officer or other executive officers and evaluate each person’s performance.

●	Discharge responsibilities of the Board with respect to our incentive compensation plans and equity-based plans and oversee the activities of the individuals responsible for administering these plans.

●	Review our overall compensation policies and practices for all employees as they relate to risk management practices and risk-taking incentives on at least an annual basis.

●

Approve issuance or any material amendment of any tax qualified, non-discriminatory employee benefit plan or parallel non-qualified plan pursuant to which a director, officer, employee or consultant will acquire restricted or unrestricted stock, performance units or options.

●

Approve issuances under, or any material amendment of any stock incentive or other similar plan pursuant to which a person not previously our employee or director, as an inducement to the individual’s entering into our employment, will acquire restricted or unrestricted stock, performance units or options.

The Compensation Committee met six times during 2013.  The executive officers were not present during any voting or deliberations of the Committee regarding the executive officers’ compensation.

The Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee consisting of one or more members.  During 2013, the Committee did not delegate any of its duties or responsibilities.

The Committee has the authority to select, retain, terminate and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of the Board or management. The authority to retain compensation consultants to assist in the evaluation of director, chief executive officer or other executive officer compensation is vested solely in the Committee. From time to time, the Committee utilizes the services of Total Rewards Strategies (“TRS”) as its independent compensation consultant. Neither TRS nor its affiliates provide other products or services to us. In the past, TRS has provided information to the Committee on the types and amounts of compensation paid to executive officers by various comparator groups of public companies. This information was used by the Committee as described under “Compensation Discussion and Analysis.”

Nominating and Governance Committee

The Nominating and Governance Committee was established under and has the responsibilities set forth in its charter. During 2013, the Nominating and Governance Committee held five meetings. Members of the Nominating and Governance Committee in 2013 were Messrs. Heizer (Chair), Bahl, Hassan, Wachtman and Woods.

Responsibilities of the Nominating and Governance Committee include searching for and recommending qualified nominees for election to the Board; identifying Board members qualified to fill vacancies on Board committees; recommending to the full Board programs and procedures relating to the compensation, evaluation, retention, retirement and resignation of directors; reviewing and making recommendations to the Board to address stockholder resolutions; addressing Board performance; and reviewing the performance of senior management for purposes of management succession. The Nominating and Governance Committee has the authority to engage outside advisors at our expense. The Nominating and Governance Committee will consider, on at least an annual basis, whether the number of directors should be increased, remain the same or be decreased. To the extent vacancies on the Board exist, either as the result of a director not standing for re-election or resigning or as a result of an increase in the size of the Board, the Nominating and Governance Committee will seek candidates who are qualified to fill the vacancy. In evaluating candidates, the Nominating and Governance Committee will consider such qualifications as its members then deem of most benefit to the Company. Experience in the healthcare field is considered a valuable but not necessary qualification. The Nominating and Governance Committee does not have a specific policy regarding diversity, but focuses instead on a potential director’s experiences that have the potential to provide helpful perspective to the Board.

In identifying director candidates, the Nominating and Governance Committee expects to rely upon the experience of its own members along with recommendations that may be made by others, including our executive officers and stockholders of the Company. Stockholders who wish to suggest possible candidates should direct their suggestions to the attention of our Secretary, who will then forward the suggestions to the Nominating and Governance Committee. Candidates suggested by stockholders should at a minimum meet the qualifications set forth above. Candidates suggested by stockholders will be considered on the same basis as those suggested to the Nominating and Governance Committee by other individuals. In 2013, one of our stockholders proposed himself for consideration as a nominee. The Nominating Committee evaluated his credentials and determined to defer any further action at this time.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our current executive officers are Michael J. Celebrezze, Chief Executive Officer; Rhonda S. Sebastian, Senior Vice President of Human Resources; Bharat Kakar, Senior Vice President of Operations and Marketing; and Amy F. Kappen, Chief Financial Officer.

Michael Celebrezze, age 57, was elected Chief Executive Officer of LCA-Vision in January 2013. Mr. Celebrezze joined the Company in July 2006 as Vice President of Finance and Treasurer, and was promoted to Senior Vice President of Finance and Treasurer in July 2007. In June 2008, he was appointed Interim Chief Financial Officer, and in December 2008, he became Senior Vice President, Finance, Chief Financial Officer and Treasurer. In September 2009, he also became co-leader of the Company. Prior to joining LCA-Vision, he served five years as Chief Financial Officer at First Transit, Inc., a national public transportation company. Prior to joining First Transit, he was employed for 17 years with APCOA/Standard Parking, where he held a number of leadership positions with increasing responsibilities, including Executive Vice President and Chief Financial Officer. Mr. Celebrezze holds a Certified Public Accountant designation in Ohio (inactive) and received a B.S. in Accounting from Kent State University and an MBA from John Carroll University.

Rhonda S. Sebastian, age 60, joined LCA-Vision in June 2009 as Senior Vice President of Human Resources. Ms. Sebastian previously served as Vice President of Human Resources with the Company from October 2005 through October 2006. She has more than 30 years of experience in human resources, including the past 15 years in senior management positions. Prior to rejoining LCA-Vision, she served as Vice President of Organization and Management Development for SENCORP, a leader in pneumatic tools and fastening systems. Earlier in her career, she served as Vice President of Organizational Effectiveness and Vice President of Human Resources and Shared Services at Sara Lee Foods. Prior to that, she served as Vice President of Human Resources at Sara Lee Branded Apparel Latin America Group. Ms. Sebastian holds a Human Capital Strategist designation from the Human Capital Institute.

Bharat Kakar, age 45, was elected Senior Vice President of Operations and Marketing of LCA-Vision in January 2013. Mr. Kakar joined the Company in January 2010 as Vice President of Marketing, and was appointed Vice President of Operations and Patient Experience in October 2011. Prior to joining LCA-Vision, he served as Vice President of Product Management at CenturyLink, a telecommunications company, from 2008 until 2009. Prior to that, he served as Vice President of Corporate Marketing for Cincinnati Bell from 2006 until 2007. Earlier in his career, he held various management positions with other telecommunication companies. Mr. Kakar holds a B.S. in Engineering from Michigan State University, an M.S. in Telecommunication Management from Golden Gate University, and an MBA from Northwestern University.

Amy F. Kappen, age 43, was elected Chief Financial Officer of LCA-Vision in January 2013. Ms. Kappen joined the Company in June 2009 as Vice President, Corporate Controller. Prior to joining LCA-Vision, she was employed for five years at Cincinnati Bell, where she served in a number of leadership positions with increasing responsibilities, including Assistant Controller, Wireless Division Controller and Director of Wireless Operations. Prior to joining Cincinnati Bell, she served as an Audit Manager with KPMG. Ms. Kappen holds a Certified Public Accountant designation in Ohio (inactive) and received a B.S. in Accounting from University of Hartford and an MBA from Xavier University.

Item 11. Executive Compensation

Compensation Committee Report on Executive Compensation

The undersigned comprise the members of the Compensation Committee of the Board of Directors of LCA-Vision Inc. The Committee was responsible for reviewing the performance and establishing the individual compensation of the Company’s executive officers for 2013.

The Committee has reviewed and discussed the Compensation Discussion and Analysis presented below with the Company’s management. Based upon that review and those discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2013.

March 12, 2014	William F. Bahl (Chair)
John C. Hassan
Edgar F. Heizer III
James C. Wachtman
E. Anthony Woods

The following “Compensation Discussion and Analysis” section describes generally our compensation policies and practices that are applicable for executive officers. Although some measures of performance-based awards are available to other employees, we do not believe the amount of potential compensation or performance metrics for any employees create incentives that are reasonably likely to have a material adverse effect on us.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

In 2013, our continued focus on right-sizing our cost structure while maintaining high client satisfaction resulted in our core LASIK business earning its first operating profit since 2007. To incentivize management to drive significant improvement, cash incentive financial targets were set at an aggressive level and were not achieved. Consistent with the pay-for-performance design of our compensation plans, our named executive officers did receive partial payments under our short-term cash bonus plan related to achievement of individual goals and earned one-fourth of the equity performance awards.

The Compensation Committee continued to use performance-based cash incentives, time- and performance-based equity awards, along with reasonable base salary to incent the Company’s senior management team. This reflected the Company’s continued focus on its long-term viability through stabilization and improvement of its core laser vision correction business, with measured expansion and diversification into other services related to the eye.

At our 2013 Annual Meeting of Stockholders, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our named executive officers, with approximately 98% of the shares voting at the meeting in favor of the say-on-pay resolution. As the Compensation Committee and management evaluated our compensation practices throughout 2013 and to date in 2014, they were mindful of the strong support our stockholders expressed for our philosophy and compensation structure. As a result, our Compensation Committee decided to retain for 2014 our general approach to executive compensation, recognizing that the proposed merger with PhotoMedex will cause any unvested restricted stock units to vest at closing.

Components and Philosophy of Executive Compensation

The Compensation Committee has sought to set total compensation for our executive officers at levels that are competitive with that paid to executives with similar levels of responsibilities at similarly-sized corporations that are deemed comparable to us, taking into account differences in the businesses. The Compensation Committee’s goal is to provide total compensation, assuming achievement of target performance measures for incentive compensation, that approximates the 50th percentile of the comparable companies and that approaches the 75th percentile of total compensation of the comparable companies, if maximum performance measures are achieved.

In furtherance of this goal, the Compensation Committee’s compensation consultant, Total Reward Strategies (“TRS”) prepared for the Committee’s review a list of comparable companies in 2011. Compensation for the named executive officers from 2011 to date in 2014 has been set by the Committee using the peer group of companies selected from healthcare, hospitality, medical devices and retail companies with similar revenue, profitability, number of employees, market capitalization and compensation strategy/governance. The current group, after the impact of corporate transactions, consists of the following:

Alliance HealthCare Services	Cynosure

Allied Healthcare Products	FARO Technologies

BIOLASE Technology	Meridian Bioscience

Books-A-Million	Stereotaxis

Build-A-Bear Workshop	Synergetics

Cutera	Tuesday Morning

Using the comparator group, TRS advised the Committee as to the nature of the elements of compensation paid by the comparable companies and then calculated a market rate of compensation for each such element for each named executive officer’s position (which is generally from 80% to 120% of the 50th percentile of the element of compensation paid by those companies, with the exception of the equity component, which is subject to limits imposed by our stock plans).

The compensation of our executive officers is, therefore, designed to be competitive with that paid by comparable companies and for 2013 included three elements, namely (i) base salary, (ii) performance-based cash incentives, and (iii) time- and performance-based equity awards. In general, the proportion of an executive officer’s compensation that is incentive-based compensation increases with the level of responsibility of the officer. The allocation to equity incentive compensation, in addition to encouraging and rewarding success over the performance period, is intended to tie the executive’s interest to our long-term success by giving the executive an equity interest in us and requiring continued employment with us to realize the full equity awards.

The compensation program is designed to further our current strategic goals, which are to increase stockholder value by focusing on improving operating results through increases in revenue coupled with operating efficiencies. Executive officers also receive various benefits generally available to all of our employees, such as a 401(k) plan and medical plans.

Other than new hires, the Compensation Committee typically takes actions with regard to executive officer cash and stock compensation in the first quarter of each year after financial results for the prior fiscal year have been finalized.

Base Salaries

The Compensation Committee seeks to set base salaries for our executive officers at levels that are competitive with the market rate for executives with similar roles and responsibilities at comparable companies, adjusted to reflect the level of experience and the performance of the individual executive officer. The Committee has established a target range of 80% to 120% of median level. In setting annual salaries for individuals, the Compensation Committee first considers the market rate compensation paid for similar positions at companies in the comparator group as a benchmark forecast. On a periodic basis, the Committee uses a performance development assessment designed to provide a consistent and efficient approach to evaluating performance, including both a self-assessment and a reviewer/supervisor assessment. Generally, the Committee evaluates the executive officers and makes compensation decisions. In each case, the decision is based upon the appropriate market rate salary adjusted subjectively by the Committee to reflect the results of the individual performance development assessment.

The Summary Compensation Table below summarizes the salaries paid to our named executive officers during 2013. In January 2014, the Committee approved 2% base salary increases to each of the named executive officers in recognition of continued improvement in the Company’s performance and the absence or limited amount of raises in the past three years, other than due to promotion.

Cash Bonus Plan

In February 2013, the Compensation Committee approved a cash bonus plan for 2013 based on attaining targets as follows (dollars in thousands):

Measurement	Target (50%)	Maximum (100%)	Actual	Weighting
LASIK Net Income (1)	$1,333	$2,536	$389	50%
LASIK Adjusted Free Cash Flow	$1,574	$2,814	$(1,725)	30%
Refractive Lens and Cataract Net Loss &	N/A	$(2,372)	$(1,542)	20%
Volume Minimum (2)		769	402

(1)	Net income from core LASIK business, excluding restructuring.

(2)	Both metrics had to be achieved to receive any part of this award.

In addition to cash incentives related to the financial measurements, the executives also have an opportunity to earn cash incentives of up-to 10% of their base compensation for achievement of Board-approved individual objectives which are designed to compensate the executive for individual contributions that improve the business.

The allocation of the 2013 cash bonus components for the named executive officers was as follows:

Performance Metrics
	Target	Maximum	MBO	Total Maximum Opportunity of Base Salary
Michael J. Celebrezze	25%	50%	10%	60%
Rhonda S. Sebastian	15%	30%	10%	40%
Bharat Kakar	15%	30%	10%	40%
Amy F. Kappen	15%	30%	10%	40%

Our 2013 performance resulted in the following cash payments to the named executive officers under the plan.

Name	Adjusted LASIK Net Income	Refractive Lens and Cataract	Free Cash Flow	MBO	Total Bonus %	Amount Earned
Michael J. Celebrezze	0%	0%	0%	7%	7%	$18,746
Rhonda S. Sebastian	0%	0%	0%	8%	8%	$15,656
Bharat Kakar	0%	0%	0%	2.5%	2.5%	$5,447
Amy F. Kappen	0%	0%	0%	5.5%	5.5%	$9,350

The Compensation Committee has approved a 2014 cash bonus plan with performance measures related to LASIK net income (excluding restructuring charges) and consolidated cash flows. The measures against which the target and maximum performance awards will be calculated are not being disclosed due to the competitive sensitivity of the information.

Equity Incentive Grants

Our stock incentive plans authorize the Compensation Committee to award stock options, restricted stock and RSUs to executive officers and other key employees. We designed our stock incentive grants to align the long-term interests of our key employees with those of our stockholders by enabling key employees to develop and maintain significant long-term equity ownership positions. The value and number of stock incentives we grant to an executive officer are market based.

The Committee considered the form in which equity consideration awards should be made for 2013. In doing so, the Committee noted the uncertain economic conditions under which we were operating and the effect that external factors, such as consumer confidence and the overall economy, might have upon our results of operations.

In January 2013, consistent with the past two years, the Committee decided to issue two tranches of RSUs to the named executive officers. For 2013, time-based awards represented one-third of the equity opportunity and PRSUs represented the remaining two-thirds. The time-based awards vest in three annual installments and are subject to forfeiture if the officer is not employed by the Company on the vesting dates. The Company granted Mr. Celebrezze 11,333 RSUs, Ms. Sebastian, Ms. Kappen and Mr. Kakar 6,667 RSUs under the time-based component. Due to a promotion, Mr. Kakar received an additional 5,000 time-based RSUs. In addition, Mr. Celebrezze had the opportunity to earn 22,667 PRSUs, Ms. Sebastian, Ms. Kappen and Mr. Kakar, 13,333 PRSUs, based on performance criteria of achieving earnings-per-share goals for LASIK of $0.00 and $0.07, excluding restructuring costs (25% as to each goal for a total of 50%), LASIK revenue of $101,268,000 and $105,808,000 (15% as to each goal for a total of 30%) and refractive lens and cataract revenue of $1,085,000 (20%). Only the 25% related to LASIK earnings per share greater than $0.00 were earned. These awards will vest in March 2016, subject to the automatic vesting provisions of the plan with respect to a change of control upon the closing of the PhotoMedex merger or an alternative transaction. The Committee believes this structure meets stockholder alignment and share ownership objectives. The Committee and the Board evaluated the risks that this structure would create and determined that Board oversight of significant operating plans, such as marketing spending and capital expenditures, mitigated the risks of the objectives.

The Committee has approved a similar equity program for 2014 with performance criteria of LASIK earnings per share and consolidated adjusted revenue. The measures against which the equity performance awards will be calculated are not being disclosed due to the competitive sensitivity of the information.

Severance Arrangements

As discussed under Potential Post-Employment Payments below, we entered into agreements with our named executive officers during 2008, 2009 and 2013 and amended and restated Mr. Celebrezze’s agreement in 2013. The Compensation Committee and the Board considered these agreements important as a tool to retain executives during difficult economic times or in the event of a change in control. The Compensation Committee reviewed the 2008 agreements with its compensation consultant, which advised that the agreements were consistent with benefits offered by comparable companies. We retained similar structures in the amended or new agreements.

Stock Ownership Guidelines

Each director and named executive officer must maintain stock ownership with a cost basis of at least $100,000 pursuant to the Company’s stock ownership guidelines. We expect this level of investment to be achieved within five years of the individual being appointed a director or named executive officer at a cumulative rate of at least one-fifth, or $20,000, each year. Equity awards by us to the directors and executives are included in determining compliance with the stock ownership guidelines and valued at the amount that is included as taxable compensation by the recipient. Vested (but not unvested) stock options are included, valued at the strike price of the options that vest. Upon the request of a director or named executive, the Compensation Committee may consider a waiver of the guidelines in view of the personal circumstances of the director or executive. As of March 1, 2014, all of our directors and named executive officers were in compliance with the guidelines.

Accounting and Tax Treatments of Executive Compensation

Section 162(m) of the Internal Revenue Code prohibits us from taking an income tax deduction for any compensation in excess of $1 million per year paid to our Chief Executive Officer or any of our other four most-highly compensated executive officers, unless the compensation qualifies as “performance-based” pay under a plan approved by stockholders. Our stockholders have approved our stock incentive plans. We intend the plans to qualify as performance-based compensation and be fully deductible by us. Base salary, discretionary cash bonuses and time-based restricted stock does not so qualify. The Compensation Committee is cognizant of this limitation, but because the compensation of our named executive officers does not approach this amount, it is not a material limitation on our executive compensation program at this time.

Review of Past Awards

When evaluating the current year compensation awards, the Compensation Committee reviews awards made in prior years in addition to benchmark data from comparable companies.

Adjustment or Recovery of Awards

Under the 2011 Stock Incentive Plan, if, at any time within one year after the date on which a participant exercised an option or on which restricted stock vests, the Committee determines in its discretion that we have or a subsidiary has been materially harmed by the participant, then any gain realized by the participant shall be repaid by the participant upon notice from us. The Dodd-Frank Act also requires recoupment of compensation in certain situations.

Timing of Grants

We have not timed, and we do not intend to time, our release of material non-public information for the purpose of affecting the value of executive compensation. The Compensation Committee’s current policy is that grants of options or restricted stock for all employees, including executive officers, will be approved during, or pre-approved with an effective grant date during, a “trading window period,” which we define as a period beginning on the third day following release of our quarterly financial results and ending 15 days before the end of the next fiscal quarter. If we are in possession of material non-public information at the time of any proposed grant, we may defer action until the information has been made public. Restricted stock grants to newly appointed or newly promoted executive officers will be effective on the date approved by the Compensation Committee (or, if later, the first day of employment).

COMPENSATION TABLES

Summary

The following table summarizes the annual compensation of our current Principal Executive Officers, Principal Financial Officer and each of our other executive officers (the “named executives”) for services rendered to us in all capacities in 2013, 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Bonus Plan ($)	Stock Awards ($) (1)	Total ($)	Vested Stock Awards ($)	Total Realized Compensation (2)
Michael J. Celebrezze	2013	$267,800	$-	$18,746	$98,260	$384,806	$87,339	$459,639
Chief Executive Officer (3)	2012	$267,800	$-	$104,500	$165,922	$538,222	$108,287	$523,429
	2011	$260,000	$-	$147,342	$79,218	$486,560	$39,612	$349,612

Rhonda S. Sebastian	2013	$195,700	$-	$15,656	$57,800	$269,156	$47,523	$288,280
Senior Vice President of	2012	$195,700	$-	$45,057	$97,605	$338,362	$38,232	$306,132
Human Resources	2011	$190,000	$-	$72,200	$46,602	$308,802	$20,970	$240,970

Bharat Kakar	2013	$217,888	$-	$5,447	$72,250	$295,585	$46,240	$308,777
Senior Vice President of
Marketing and Operations (4)

Amy F. Kappen	2013	$170,000	$-	$9,350	$57,800	$237,150	$15,412	$208,811
Chief Financial Officer (5)

(1)

Represents the grant date fair value in accordance with FASB ASC Topic 718 for stock awards. On March 4, 2013, we awarded Mr. Celebrezze 11,333 time-based RSUs and 22,667 PRSUs, Mr. Kakar 11,667 time-based RSUs and 13,333 PRSUs, and Mses. Sebastian and Kappen 6,667 time-based RSUs and 13,333 PRSUs. Based on 2013 financial performance, 17,000 PRSUs were cancelled for Mr. Celebrezze and 10,000 PRSUs were cancelled for Mr. Kakar and Mses. Sebastian and Kappen. On March 2, 2012, we awarded Mr. Celebrezze 11,333 time-based RSUs and 22,667 PRSUs and Ms. Sebastian 6,667 time-based RSUs and 13,333 PRSUs. Based on 2012 financial performance, all PRSUs awarded on March 2, 2012 were cancelled. On March 2, 2011, Mr. Celebrezze was awarded 11,333 time-based RSUs and 11,334 PRSUs and Ms. Sebastian 6,667 time-based RSUs and 6,667 PRSUs. Due to not meeting the 2011 financial performance criteria, the PRSUs issued on March 2, 2011 were cancelled.

(2)

The amounts reported in the Total Realized Compensation column differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for the total amounts. The Total Realized Compensation represents: (1) Total compensation under applicable SEC rules, minus (2) the aggregate grant date fair value of RSUs awarded in the calendar year, plus (3) the value realized in the calendar year from the vesting shares of prior year RSU awards. Also, the Total Realized Compensation reflects any bonus actually paid in the calendar year, whereas Total compensation under SEC rules reflects any bonus earned in respect of the prior calendar year.

(3)	Mr. Celebrezze was named Chief Executive Officer in January 2013.

(4)	Mr. Kakar was named Senior Vice President of Marketing and Operations in January 2013.

(5)	Ms. Kappen was named Chief Financial Officer in January 2013.

Plan-Based Compensation

The following table summarizes the program under which grants of equity-based compensation were available to the named executives in 2013.

2013 Grants of Plan-Based Awards

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)	All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target (#)	or Units (#) (2)	Awards ($)
Michael J. Celebrezze	3/4/2013	22,667	11,333	$98,260

Rhonda S. Sebastian	3/4/2013	13,333	6,667	$57,800

Bharat Kakar	3/4/2013	13,333	11,667	$72,250

Amy F. Kappen	3/4/2013	13,333	6,667	$57,800

(1)

Awards under the Stock Incentive Plan. See "Compensation Discussion and Analysis" for a discussion of these awards. Two of the performance goals for 2013 were not met and one of the performance goals was partially met; therefore, 17,000 of Mr. Celebrezze's, and 10,000 of Mr. Kakar's and Mses. Sebastian and Kappen's performance-based shares were cancelled.

(2)	Awards under the Stock Incentive Plan. See "Compensation Discussion and Analysis" for a discussion of these awards.

The following table reflects outstanding options and stock awards at December 31, 2013. Under the terms of the 2011 Stock Incentive Plan, all of the restricted stock units will vest automatically upon the closing of the merger or another change of control.

Outstanding Equity Awards at Fiscal 2013 Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (5)
Michael J. Celebrezze (1)	18,381	-	$14.28	3/5/2018	28,333	(1)	$110,499

Rhonda S. Sebastian (2)	-	-	$-		16,668	(2)	$65,003

Bharat Kakar (3)	-	-	$-		21,001	(3)	$81,902

Amy F. Kappen (4)	-	-	$-		12,001	(4)	$46,802

Vesting Schedule

(1) Michael J. Celebrezze
		2011 Award		2012 Award		2013 Award
	3/2/2014	3,777	3/2/2014	3,778	3/2/2014	3,778
		3,777	3/2/2015	3,778	3/2/2015	3,778
				7,556	3/2/2016	9,444
						17,000

(2) Rhonda S. Sebastian
		2011 Award		2012 Award		2013 Award
	3/2/2014	2,222	3/2/2014	2,222	3/2/2014	2,223
		2,222	3/2/2015	2,223	3/2/2015	2,222
				4,445	3/2/2016	5,556
						10,001

(3) Bharat Kakar
		2011 Award		2012 Award		2013 Award
	3/2/2014	2,000	3/2/2014	2,000	3/2/2014	3,890
		2,000	3/2/2015	2,000	3/2/2015	3,889
				4,000	3/2/2016	7,222
						15,001

(4) Amy F. Kappen
		2011 Award		2012 Award		2013 Award
	3/2/2014	666	3/2/2014	667	3/2/2014	2,223
		666	3/2/2015	667	3/2/2015	2,222
				1,334	3/2/2016	5,556
						10,001

(5)	Share price of $3.90 was used for calculation of market value as of December 31, 2013 for the 2011, 2012, and 2013 awards, respectively.

None of the named executive officers exercised any stock options in 2013.

Employment Agreements and Potential Post-Employment Payments

We have at-will employment agreements with Mr. Celebrezze (as amended in January 2013), Ms. Sebastian (entered into in September 2009) and Ms. Kappen and Mr. Kakar (entered into in January 2013) that provide generally for payment of a base salary (subject to annual review), eligibility for group benefit plans on the same basis as all other employees, and eligibility for cash or equity awards in the discretion of the Compensation Committee. The executive’s employment is for a one-year term (six months for Ms. Kappen) that will automatically renew for successive one-year periods (six-month periods for Ms. Kappen), unless we or the executive provides written notice to the other party not to so renew at least 90 days prior to the end of each term. If we terminate the executive’s employment for a reason other than Cause (defined below), the executive terminates it for Good Reason (defined below), we do not renew the agreement at the end of its term, or the executive dies or becomes disabled, the executive is entitled to the following benefits:

●

Continuation of base salary and health benefits (at employee cost) for 24 months for Mr. Celebrezze (18 months if non-renewal is not within 45 days before or nine months after a change in control); 12 months for Ms. Sebastian and Mr. Kakar; and six months for Ms. Kappen;

●	Prorated cash bonus, if termination is after six months of the performance period;

●	Options and time-based restricted stock units vest in full;

●	Vesting of a prorated portion of any performance-based equity awards, if the performance conditions are achieved;

●	Payment of any unpaid obligations due to the employee.

For these agreements, Good Reason is defined as (A) the Company breached any material provision of the agreement; (B) there is a material diminution in the executive’s authority, duties or responsibilities; (C) there is a change of more than 35 miles in the executive’s workplace; or (D) a successor or assignee (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the Company’s business and/or assets fails to assume all of the Company’s obligations under the agreement; in each case after notice and failure to cure. Cause is defined as (i) the executive breached any material provision and within 30 days after notice thereof, the executive fails to cure such breach; or (ii) the executive at any time refuses or fails to perform, or misperforms, any of his or her obligations under or in connection with the agreement in a manner of material importance to the Company and within 30 days after notice the executive fails to cure such action or inaction; or (iii) the executive commits a fraud or criminal act in connection with his or her employment.

Other Arrangements

Our 2011 Stock Incentive Plan contains Change in Control provisions that provide that if an employee is terminated by us for any reason other than cause within three months after a Change in Control, all unvested stock options and grants become fully vested immediately.

The following table summarizes potential post-employment compensation to named officers if their employment terminates for any reason other than involuntary termination with Cause, resignation without Good Reason, or their determination not to renew the agreement (in which case no payments would be made) based on an assumption that their employment terminated on December 31, 2013 and using the $3.90 per share closing price for the common stock on that date.

	Mr. Celebrezze	Ms. Sebastian	Mr. Kakar	Ms. Kappen
Compensation
Severance	$535,600	$195,700	$217,888	$85,000
Time-Based Restricted Stock(1)	88,397	52,003	68,901	33,801
Performance-Based Restricted Stock(2)	22,101	12,999	12,999	12,999
Benefits and Perquisites
Health and Welfare Benefits	25,375	12,048	826	6,289
Total Compensation	$671,474	$272,749	$300,614	$138,089

(1)

Their agreements call for an immediate vesting of all unvested awards. As of December 31, 2013, all options granted to Mr. Celebrezze had a strike price of $14.28, which was higher than the $3.90 market price. Therefore, we have determined his values as of that date to be $0. Also, it assumes the immediate vesting of time-based awards granted to the executive on March 2, 2011, March 2, 2012, and March 4, 2013. In 2011 Mr. Celebrezze received 11,333 RSUs, Ms. Sebastian 6,667 RSUs, Mr. Kakar 6,000 RSUs, and Ms. Kappen 2,000 RSUs that vest in three equal annual installments. From this grant period, Mr. Celebrezze has 3,777 RSUs, Ms. Sebastian has 2,222 RSUs, Mr. Kakar has 2,000 RSUs and Ms. Kappen has 666 RSUs remaining unvested. In 2012 Mr. Celebrezze received 11,333 RSUs, Ms. Sebastian 6,667 RSUs, Mr. Kakar 6,000 RSUs, and Ms. Kappen 2,000 RSUs that vest in three equal annual installments. From this grant period, Mr. Celebrezze has 7,556 RSUs, Ms. Sebastian has 4,445 RSUs, Mr. Kakar has 4,000 RSUs and Ms. Kappen has 1,334 RSUs remaining unvested. In 2013 Mr. Celebrezze received 11,333 RSUs, Ms. Sebastian 6,667 RSUs, Mr. Kakar 11,667 RSUs, and Ms. Kappen 6,667 RSUs that will vest in three equal annual installments. The value of these awards as of December 31, 2013 is $3.90 per unit.

(2)

Their agreements call for an immediate vesting of all unvested awards on the occurrence of a triggering event. Performance-based RSUs were granted to these executives on March 2, 2011 and March 2, 2012. Based on financial performance, these PRSUs were cancelled. On March 4, 2013, PRSUs were granted to these executives. Mr. Celebrezze received 22,667 PRSUs, Mses. Sebastian and Kappen and Mr. Kakar received 13,333 PRSUs. Based on 2013 financial performance, Mr. Celebrezze's 17,000 PRSUs and Mses. Sebastian and Kappen and Mr. Kakar's 10,000 PRSUs were cancelled. The value of these awards as of December 31, 2013 is $3.90 per unit.

DIRECTOR COMPENSATION

Non-employee directors receive an annual fee of $40,000, paid one-half in cash and one-half in shares of unrestricted common stock. Payments are made quarterly in arrears, pro-rated from the time that an individual first becomes a director.  In addition, each non-employee director receives a restricted share unit award having a value of $50,000, granted at the close of business on the date of our Annual Meeting of Stockholders and pro-rated based upon the date upon which an individual first became a director.  These restricted share units vest over a two-year period, one half on the first anniversary of the date of issue and the remainder on the second anniversary of the date of issue, contingent on the individual remaining a non-employee director on those dates.  The Chair of the Audit Committee receives an annual cash payment of $10,000 and the Chairs of the Compensation Committee and Nominating and Governance Committee each receive an annual cash payment of $5,000, payable quarterly. Finally, upon first becoming a non-employee director, an individual receives a grant of 1,000 restricted share units which vest over a two-year period. In addition to the compensation to non-employee directors listed above, in 2013 Mr. Woods received a fee of $125,000 paid quarterly in cash for his service as non-executive Chairman of the Board.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
E. Anthony Woods
Chairman of the Board	$145,000	$48,992	$0	$0	$193,992

William F. Bahl	$25,000	$48,992	$0	$0	$73,992

John Gutfreund	$5,000	$33,990	$0	$0	$38,990

John C. Hassan	$30,000	$48,992	$0	$0	$78,992

Edgar F. Heizer III	$25,000	$48,992	$0	$0	$73,992

James C. Wachtman	$20,000	$34,855	$0	$0	$54,855

(1) Reflects the fair value at the vesting date as measured by ASC 718 for awards vested in 2013.

Unvested Stock Awards Table

The aggregate number of unvested stock awards at December 31, 2013 was:

Unvested
Stock Awards
E. Anthony Woods	19,644
William F. Bahl	19,644
John C. Hassan	19,644
Edgar F. Heizer III	19,644
James C. Wachtman	20,144

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 201(d) of Regulation S-K is presented below as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding awards, options, warrants and rights A	Weighted-average exercise price of outstanding options, warrants and rights B	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column A) C
Equity compensation plans approved by security holders	825,893	$24.86	799,877
Equity compensation plans not approved by security holders	-	-	-
Total	825,893	$24.86	799,877

The following table and notes set forth certain information with respect to the beneficial ownership of common stock, our only voting security, as of February 28, 2014 by (1) each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) each director and current named executive officer, and (3) all directors and current executive officers as a group, based upon 19,254,175 shares outstanding as of that date.

SEC rules provide that shares of common stock which an individual or group has a right to acquire within 60 days of February 28, 2014 are deemed to be outstanding for purposes of computing the percentage ownership of that individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown on the table.

Name and Address of Beneficial Owner	Amount and Nature of Ownership (1)		Percent of Class

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	3,084,865	(2)	16.0%

BlackRock Inc. 40 East 52nd Street New York, NY 10022	3,039,637	(3)	15.8%

EuroEyes Holdings, Dr. Joern Joergensen 3900 Key Center 127 Public Square Cleveland, Ohio 44114	1,393,784	(4)	7.2%

E. Anthony Woods, Chairman of the Board	117,092	(5)	*

William F. Bahl, Director	91,695	(6)	*

John C. Hassan, Director	90,664		*

Edgar F. Heizer III, Director	70,740		*

James C. Wachtman, Director	33,772		*

Michael J. Celebrezze, Chief Executive Officer	73,060	(7)	*

Bharat Kakar, Senior Vice President of Operations and Marketing	22,886		*

Amy F. Kappen, Chief Financial Officer	9,115		*

Rhonda S. Sebastian, Senior Vice President of Human Resources	24,152		*

All directors and current executive officers as a group (9 persons)	533,176	(8)	2.8%

* Less than 1%

(1)

Except as otherwise noted, the persons named in the table have sole voting and dispositive powers with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable. For Messrs. Woods, Bahl, Hassan, Heizer and Wachtman, the RSUs to be awarded on March 31, 2014 for their service as board members have not been included in this table because the number of shares is not yet determinable.

(2)

This information is based on a Schedule 13G/A filed with the SEC on February 14, 2014, in which T. Rowe Price Associates, Inc. (Price Associates) reported having sole voting power over 410,614 shares of common stock and sole dispositive power over 3,084,865 shares of common stock. These securities are owned by various individual and institutional investors including T. Rowe Price Health Sciences Fund, Inc. which owns 1,000,000 shares, which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(3)	This information is based on a Schedule 13G/A filed with the SEC on January 8, 2014, in which BlackRock, Inc. reported having sole voting and dispositive powers over 3,039,637 shares of common stock.
(4)

This information is based on a Schedule 13G/A filed with the SEC on February 19, 2014. According to this filing, Dr. Joern Joergensen and EuroEyes Holding AG directly hold 1,393,784 shares of common stock. Additionally, Dr. Joergensen's parents beneficially own 196,845 shares of common stock through their ownership of Lens Implant ApS.

(5)	Includes for Messrs. Woods, Bahl, Hassan and Heizer 19,644 restricted stock units, and for Mr. Wachtman 20,134 restricted stock units, which vest within 60 days.
(6)	Includes for Mr. Bahl 72,051 shares in his trust.
(7)	Includes for Mr. Celebrezze 18,381 shares issuable upon the exercise of vested stock options and 55,222 shares held by his trust.
(8)	Includes 18,381 shares issuable upon the exercise of vested stock options held by such persons.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related persons include our executive officers, directors, director nominees, beneficial owners of 5% or more of our common stock and immediate family members of these persons. The Audit Committee is responsible for reviewing and approving or ratifying related-person transactions that would require approval under the proxy rules or which would affect independence under our principles of corporate governance. If an Audit Committee member or his or her family member is involved in a related-person transaction, the member will not participate in the approval or ratification of the transaction. In instances where it is not practicable or desirable to wait until the next meeting of the Audit Committee for review of a related-person transaction, the Chair of the Audit Committee (or, if the Chair or his or her family member is involved in the related-person transaction, any other member of the Audit Committee) has delegated authority to act between Audit Committee meetings for these purposes. A report of any action taken pursuant to delegated authority must be made at the next Audit Committee meeting.

For the Audit Committee to approve a related-person transaction, it must be satisfied that it has been fully informed of the interests, relationships and actual or potential conflicts present in the transaction and must believe that the transaction is fair to us. The Audit Committee also must believe, if necessary, that we have developed a plan to manage any actual or potential conflicts of interest. The Audit Committee may ratify a related-person transaction that did not receive pre-approval if it determines that there is a compelling business or legal reason for us to continue with the transaction, the transaction is fair to us and the failure to comply with the policy’s pre-approval requirements was not due to fraud or deceit.

During 2013, there were no transactions or series of transactions involving the Company and any of its executive officers, directors, holders of more than 5% of our common stock or any immediate family member of any of the foregoing persons that are required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Any situation that might be construed as disqualifying a director as “independent” will be brought to the attention of the Nominating and Governance Committee, which will make a recommendation to the Board regarding the director’s continued service on Board Committees.

Item 14. Principal Accountant Fees and Services

Independent Registered Public Accounting Firm

We provide information below on fees billed by Ernst & Young LLP for services during 2013 and 2012.

Audit Fees.  Audit fees totaled $466,000 and $437,000 in 2013 and 2012, respectively. Audit fees include fees associated with the annual audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. Audit fees also include fees associated with reviews of our quarterly reports on Forms 10-Q, the statutory audit requirement with respect to our captive insurance company and audit services provided in connection with other regulatory filings.

Audit-Related Fees. Audit-related fees totaled $2,000 in both 2013 and 2012. Audit-related fees in 2013 and 2012 include our subscription fee for an on-line research service.

Tax Fees.  Tax-related fees totaled $116,000 and $124,800 in 2013 and 2012, respectively, and were the result of tax compliance and compliance-related services.

All Other Fees.  Ernst & Young did not provide any products or perform any services for us in 2013 or 2012 other than the services described above.

The Board's Audit Committee pre-approved the services provided and the fees charged by Ernst & Young LLP.

PART IV

Item 15. Exhibits, Financial Statements, Schedules

(a)(1)     List of Financial Statements

The following are the consolidated financial statements of LCA-Vision Inc. and its subsidiaries appearing elsewhere herein:

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders' Investment for years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

(a)(2)     List of Schedules

Schedule II    Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because the required information is either inapplicable or presented in the Consolidated Financial Statements.

LCA-Vision Inc.

For the years ended December 31, 2013, 2012 and 2011

(dollars in thousands)

Description	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$1,993	$416	$1,267	$1,142
Insurance reserves	6,612	434	465	6,581
Valuation allowance deferred tax assets	26,377	155	-	26,532

Year ended December 31, 2012
Allowance for doubtful accounts	$1,967	$914	$888	$1,993
Insurance reserves	7,215	1,097	1,700	6,612
Valuation allowance deferred tax assets	23,405	2,972	-	26,377

Year ended December 31, 2011
Allowance for doubtful accounts	$2,010	$746	$789	$1,967
Insurance reserves	7,406	854	1,045	7,215
Valuation allowance deferred tax assets	21,118	2,287	-	23,405

(a)(3)     List of Exhibits

Exhibit #	Description of Exhibit
*2.1

Agreement and Plan of Merger by and among LCA-Vision Inc., PhotoMedex, Inc. and Gatorade Acquisition Corp. dated as of February 13, 2014 (Exhibit 2.1 to Current Report on Form 8-K dated February 13, 2014)

*3.1	Restated Certificate of Incorporation, as amended, of Registrant (Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 2003)
*3.2	Amended Bylaws of Registrant (Exhibit 3(b) to Current Report on Form 8-K filed January 6, 2009)
*10.1	Loan and Security Agreement between the Registrant and PNC Equipment Finance, LLC dated April 24, 2008 (Exhibit 10.1 to Current Report on Form 8-K filed April 30, 2008)
Executive Compensation Plans and Arrangements
*10.2	LCA-Vision Inc. 2006 Stock Incentive Plan (definitive Proxy Statement for 2006 Annual Meeting of Stockholders, filed April 28, 2006)
*10.3	LCA-Vision Inc. 2011 Stock Incentive Plan (definitive Proxy Statement for 2011 Annual Meeting of Stockholders, filed April 16, 2011)
*10.4	Form of Restricted Stock Award Agreement with all employees, including named executive officers (Exhibit 10.2 to Current Report on Form 8-K filed February 24, 2006)
*10.5	Form of Stock Option Agreement with outside directors (Exhibit 10.3 to Current Report on Form 8-K filed February 24, 2006)
*10.6	Form of Stock Option Agreement with all employees, including named executive officers (Exhibit 10.4 to Current Report on Form 8-K filed February 24, 2006)
*10.7	Form of Notice of Grant of Award and Award Agreement for Restricted Stock Units (Exhibit 10.2 to Current Report on Form 8-K filed June 16, 2006)
*10.8	Form of Indemnification Agreement between the Registrant and its directors (Exhibit 10.1 to Annual Report on Form 10-K filed July 24, 2008)
*10.9	Form of Agreement between the Registrant and certain of its executive officers (Exhibit 10.1 to Current Report on Form 8-K filed July 1, 2008)
*10.10	Employment Agreement between LCA-Vision Inc. and Rhonda Sebastian dated September 8, 2009 (Exhibit 10.10 to Quarterly Report on Form 10-Q filed October 27, 2009)
*10.11	Employment Agreement between LCA-Vision Inc. and Michael Celebrezze dated January 7, 2013 (Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2012)
*10.12	Employment Agreement between LCA-Vision Inc. and Amy Kappen dated January 7, 2013 (Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2012)
*10.13	Employment Agreement between LCA-Vision Inc. and Bharat Kakar dated January 7, 2013 (Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 2012)
*10.14

Separation Agreement and General Release of All Claims between LCA-Vision Inc. and David Thomas dated December 31, 2012 (Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2012)

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

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March 2014.

LCA-Vision Inc.

By: /s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

By: /s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints each of Michael J. Celebrezze and Amy F. Kappen our true and lawful attorney-in-fact and agent, with full power of substitution and with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2013, and to perform any acts necessary to be done in order to file such amendment or amendments, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of the 12th day of March 2014.

/s/ Michael J. Celebrezze	Chief Executive Officer
Michael J. Celebrezze

/s/ Amy F. Kappen	Chief Financial Officer
Amy F. Kappen

/s/ E. Anthony Woods	Chairman of the Board
E. Anthony Woods

/s/ William F. Bahl	Director
William F. Bahl

/s/ John C. Hassan	Director
John C. Hassan

/s/ Edgar F. Heizer III	Director
Edgar F. Heizer III

/s/ James C. Wachtman	Director
James C. Wachtman