Form 10-Q
period 2014-03-31
LCA VISION INC
filed 2014-05-08
CIK 1003130

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT.
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

Yes   X                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

     Large accelerated filer                 Accelerated filer ___

     Non-accelerated filer ____         Smaller reporting company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,347,554 shares as of May 1, 2014.

LCA-Vision Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LCA-Vision Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$27,822	$26,689
Investments	1,984	1,984
Patient receivables, net of allowances of $774 and $719, respectively	3,148	3,026
Other accounts receivable, net	692	950
Prepaid expenses and other	2,168	1,820

Total current assets	35,814	34,469

Property and equipment, net	6,629	7,037
Patient receivables, net of allowances of $490 and $423	1,294	1,186
Other assets	223	223

Total assets	$43,960	$42,915

Liabilities and Stockholders' Investment
Current liabilities
Accounts payable	$7,760	$7,218
Accrued liabilities and other	8,240	6,868
Debt obligations maturing within one year	784	777

Total current liabilities	16,784	14,863

Long-term insurance reserves, less current portion	5,521	5,714
Long-term debt obligations, less current portion	881	1,080
Other long-term liabilities	1,917	2,127

Stockholders' investment
Common stock ($.001 par value; 25,291,637 shares issued and 19,347,554 and 19,254,175 shares outstanding, respectively)	25	25
Contributed capital	181,084	180,790
Common stock in treasury, at cost (5,944,083 shares and 6,037,462 shares, respectively)	(109,674)	(110,034)
Accumulated deficit	(52,796)	(52,013)
Accumulated other comprehensive income	218	363
Total stockholders' investment	18,857	19,131

Total liabilities and stockholders' investment	$43,960	$42,915

 The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,
	2014	2013

Revenues	$25,531	$28,304

Operating costs and expenses
Medical professional and license fees	5,793	6,734
Direct costs of services	10,113	10,059
General and administrative expenses	2,929	3,149
Marketing and advertising	5,958	6,570
Depreciation	490	556
Transaction costs	598	-
Restructuring charges	(6)	219
	25,875	27,287
Gain on sale of assets	-	6

Operating (loss) income	(344)	1,023

Net investment income and other	221	216

(Loss) income before taxes on income	(123)	1,239

Income tax expense	28	34

Net (loss) income	$(151)	$1,205

(Loss) earnings per common share
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06

Weighted average shares outstanding
Basic	19,284	19,093
Diluted	19,284	19,283

Other comprehensive loss:
Foreign currency translation	$(145)	$(97)
Total other comprehensive loss	$(145)	$(97)

Comprehensive (loss) income	$(296)	$1,108

The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2014	2013

Cash flow from operating activities:
Net (loss) income	$(151)	$1,205
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	490	556
Provision for loss on doubtful accounts	374	87
Gain on sale of assets	-	(6)
Stock-based compensation	294	346
Insurance reserve	(222)	(212)
Changes in operating assets and liabilities:
Patient accounts receivable	(579)	(708)
Other accounts receivable	229	(1,699)
Prepaid expenses and other	(387)	(984)
Accounts payable	542	193
Deferred revenue, net of professional fees	(63)	(332)
Accrued liabilities and other	1,291	525

Net cash provided by (used in) operations	1,818	(1,029)

Cash flow from investing activities:
Purchases of property and equipment	(80)	(135)
Proceeds from sale of assets	4	11
Proceeds from sale of investment securities	-	2,804

Net cash (used in) provided by investing activities	(76)	2,680

Cash flow from financing activities:
Principal payments on loan	(192)	-
Shares repurchased for treasury stock	(272)	(231)

Net cash used in financing activities	(464)	(231)

Net effect of exchange rate changes on cash and cash equivalents	(145)	(97)

Increase in cash and cash equivalents	1,133	1,323

Cash and cash equivalents at beginning of period	26,689	31,653

Cash and cash equivalents at end of period	$27,822	$32,976

 The notes to the Condensed Consolidated Financial Statements are an integral part of this statement.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business and Accounting Policies

Description of Business

We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK), which we began performing in the United States in 1996.

As of March 31, 2014, we operated 60 LasikPlus fixed-site laser vision correction centers, generally located in metropolitan markets in the United States consisting of 51 full-service LasikPlus fixed-site laser vision correction centers and nine pre- and post-operative LasikPlus satellite vision centers. Included in the 51 full-service vision centers are four vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in 2011, we began offering refractive lens and cataract services in certain of our existing markets.

On February 13, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with PhotoMedex, Inc. (“PhotoMedex”) pursuant to which PhotoMedex will acquire all of our common stock for $5.37 per share in cash, or approximately $106.4 million, resulting in our becoming a wholly owned subsidiary of PhotoMedex (the “merger”). The merger has received all necessary approvals from our stockholders and regulators and is expected to close in the second quarter of 2014.

Basis of Presentation

We prepared our Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of our financial position, results of operations, and cash flows for each period presented. These adjustments are of a normal and recurring nature unless otherwise disclosed herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules and regulations.

We derived the Condensed Consolidated Balance Sheet as of December 31, 2013 from audited financial statements, but did not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with our 2013 Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results expected in subsequent quarters or for the year ending December 31, 2014.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions include allowance for doubtful accounts against patient receivables, insurance reserves, income taxes and enhancement accruals. Although our management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ significantly from the estimates.

Reclassifications

We have reclassified certain prior-period amounts in the Condensed Consolidated Balance Sheets to conform to current period presentation. The reclassifications were not material to the Condensed Consolidated Financial Statements.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Patient Receivables and Allowance for Doubtful Accounts

We provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of this financing usually require the patient to pay an up-front fee which is intended to cover some or all of our variable costs and then we deduct the remainder of the amount due automatically from the patient’s bank account over a period of 12 to 36 months. Based on our own experience with patient receivables, we have established an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from our patient financing program. Each month, we review the allowance and adjust it based upon our experience with patient financing. We charge-off receivables against the allowance when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient receivables prior to the maturity date so as to bring patient receivables, net of reserves, down to the estimated net realizable value based on historical collectability rates, recent default activity and the current credit environment. Receivable balances that remain open past their financial maturity amounted to $29,000 and $21,000 at March 31, 2014 and December 31, 2013, respectively.

We maintained an allowance for doubtful accounts on our patient receivables of $1.3 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, we wrote-off $252,000 of receivables against the allowance for doubtful accounts and recovered $25,000 in receivables previously written off. During the three months ended March 31, 2013, we wrote-off $227,000 of receivables against the allowance for doubtful accounts and recovered $29,000 in receivables previously written off.

2. Investments

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, we classify all securities as available-for-sale. We carry available-for-sale securities at fair value, with temporary unrealized gains and losses, net of tax, reported in accumulated other comprehensive income, a component of stockholders’ investment. The amortized cost of debt securities in this category reflects amortization of premiums and accretion of discounts to maturity computed under the effective interest method. We include this amortization in the caption “Net investment income and other” within the Condensed Consolidated Statement of Operations and Comprehensive Loss. We also include in “Net investment income and other” realized gains and losses and declines in value determined to be other-than-temporary. We base the cost of securities sold upon the specific identification method. We include interest and dividends on securities classified as available-for-sale in “Net investment income and other.”

We held certificates of deposit with an adjusted cost basis and fair value of $2.0 million at March 31, 2014 and December 31, 2013. We did not recognize any realized or unrealized gains or losses on the sale of investment securities during the three months ended March 31, 2014 and 2013. We realized no gains or losses on the sale of investment securities for the three months ended March 31, 2014.

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

At March 31, 2014 and December 31, 2013, we held $2.0 million of certificates of deposit, which were considered a Level 2 asset, and no liabilities measured at fair value on a recurring basis. The valuation technique used to measure fair value of certificates of deposit was based on quoted market prices or corroborated by observable market data. There were no transfers between levels of the fair value hierarchy in the three months ended March 31, 2014 and 2013.

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Income Taxes

The following table presents the components of our income tax expense for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Current:
Federal	$-	$5
State and local	28	29
Total Current	28	34

Deferred:
Federal	$-	$-
State and local	-	-
Total Deferred	-	-

Income tax expense	$28	$34

Effective income tax rate	-22.4%	2.8%

Our effective tax rate for the three months ended March 31, 2014 is impacted by a full valuation allowance against all of our deferred tax assets, net of deferred tax liabilities.

As of March 31, 2014 and December 31, 2013, the net deferred tax assets were offset by full valuation allowances because it was not more-likely-than-not that we will realize our deferred tax assets. We did not record the related tax benefits in the United States and state jurisdictions during the three months ended March 31, 2014. Income tax expense for the three months ended March 31, 2014 and 2013 includes interest on unrecognized tax benefits and state taxes in certain jurisdictions.

During the three months ended March 31, 2014, there were no significant changes to the liability for unrecognized tax benefits. All interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. The total amount of unrecognized tax benefits at both March 31, 2014 and December 31, 2013 was $304,000. It is reasonably possible that the amount of the total unrecognized tax benefits may change in the next 12 months. However, we do not believe that any anticipated change will be material to the Condensed Consolidated Financial Statements.

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

LCA-Vision Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Earnings per Common Share

We calculate basic earnings per common share data using the weighted average number of common shares outstanding during the period. Diluted per-share data reflects the potential dilution that would occur if common stock equivalents were exercised or converted to common stock but only to the extent that they are considered dilutive to our earnings. The following table is a reconciliation of basic and diluted per share data for the following periods (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic
Net (loss) income	$(151)	$1,205
Weighted average shares outstanding	19,284	19,093
Basic (loss) earnings per common share	$(0.01)	$0.06

Diluted
Net (loss) income	$(151)	$1,205
Weighted average shares outstanding	19,284	19,093
Effect of dilutive securities
Stock options	-	-
Restricted stock	-	190
Weighted average common shares and potential dilutive shares	19,284	19,283
Diluted (loss) earnings per common share	$(0.01)	$0.06

Anti-dilutive options (excluded from diluted net (loss) earnings per share computations)	109,000	196,000
Anti-dilutive restricted stock units (excluded from diluted net (loss) earnings per share computations)	107,000	99,000

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

	Three Months Ended March 31,
	2014	2013
Stock options	$-	$6
Restricted stock	293	340
	$293	$346

Income tax effect	$113	$135
	180	211

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

7. Restructuring Charges

At March 31, 2014 and December 31, 2013, we included short-term restructuring reserves of $323,000 and $499,000, respectively, in “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Long-term restructuring reserves were $6,000 and $44,000 at March 31, 2014 and December 31, 2013, respectively, and were included in “Other long-term liabilities.” The decline in restructuring reserves relates primarily to lease payments for previously closed vision centers and severance payments during the three months ended March 31, 2014. The fair value measurements in all periods utilized market prices of similar assets in determining fair value, which is a Level 3 input under U.S. GAAP.

The following table summarizes the restructuring reserves for the three months ended March 31, 2014 (dollars in thousands):

	Employee Separation Costs	Contract Termination Costs	Total
Balance at December 31, 2013	$90	$453	$543
Adjustments to previously recognized liabilities	-	(6)	(6)
Payments	(87)	(121)	(208)
Balance at March 31, 2014	$3	$326	$329

8. Debt

Long-term debt obligations consist of (dollars in thousands):

	March 31, 2014	December 31, 2013
Third-party debt	$1,665	$1,857
Debt obligations maturing within one year	(784)	(777)
Long-term obligations (less current portion)	881	1,080

In 2013, we purchased excimer lasers for all of our full-service vision centers for $2.3 million. We had previously leased these lasers through a vendor-financed transaction. The terms of the financing provide for monthly payments over a 36-month term at a fixed interest rate of 3.5%.

The financing agreement does not contain any financial covenants and is secured by the excimer lasers. The estimated fair value of our debt obligations is $1.7 million based on the present value of the underlying cash flows discounted at our incremental borrowing rate. Within the hierarchy of fair value measurements, this is a Level 3 fair value measurement.

9. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income consisted of the following (dollars in thousands):

	Foreign currency translation adjustment		Total
	2014	2013	2014	2013

Beginning balance	$363	$677	$363	$677
Other comprehensive loss before reclassifications	(145)	(97)	(145)	(97)
Amounts reclassified from accumulated other comprehensive income	-	-	-	-
Balance at March 31	$218	$580	$218	$580

There were no reclassifications out of, or changes to, accumulated other comprehensive (loss) income during the three months ended March 31, 2014 and 2013.

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

Our loss reserves are based on our historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through March 31, 2014 could differ from the amounts recorded. At March 31, 2014 and December 31, 2013, we maintained insurance reserves of $6.4 million and $6.6 million, respectively, of which $838,000 and $867,000 have been classified as current within the caption “Accrued liabilities and other” in the Condensed Consolidated Balance Sheets. Although our insurance reserve reflects our best estimate of the amount of probable loss, we believe the range of loss that is reasonably possible to have been incurred to be approximately $4.7 million to $13.0 million at March 31, 2014. We record any adjustment to these estimates in the period determined.

We have entered into certain media purchase commitments which require us to spend an aggregate of $1.1 million over the next two years.

Six putative class action lawsuits (four in the Hamilton County (Ohio) Court of Common Pleas and two in the Chancery Court of Delaware) challenging the proposed merger with PhotoMedex have been filed on behalf of all LCA-Vision Inc. stockholders against our directors, our chief executive officer, our company and PhotoMedex. The lawsuits allege that our directors breached their fiduciary duties to our stockholders by engaging in a flawed process for selling LCA-Vision Inc., by agreeing to sell LCA-Vision Inc. for inadequate consideration and permitting the merger agreement to contain improper deal protection terms, and that management’s proxy statement soliciting votes in favor of the merger misstated or omitted material information. In addition, the lawsuits allege that the corporate defendants aided and abetted these breaches of fiduciary duty. The lawsuits sought, among other things, an injunction barring the stockholder vote scheduled for May 7, 2014 and the consummation of the merger and attorneys’ fees. The lawsuits were later consolidated into two actions, one in Ohio and one in Delaware.

On April 29, 2014, counsel for the plaintiffs in the Ohio case agreed to withdraw their motion for a preliminary injunction against the stockholder vote and, together with counsel in the Delaware case, agreed not to seek to enjoin the stockholder vote or the consummation of the merger, in return for our agreement to make certain supplemental disclosures related to the merger. The agreement will not affect the amount of merger consideration that LCA stockholders will be entitled to receive in the merger or any other terms of the merger agreement.

The additional disclosures are contained in a Current Report on Form 8-K that we filed with the SEC on April 30, 2014.

The defendants in the litigation deny all fault or liability and specifically deny that they have committed any of the unlawful or wrongful acts alleged in the litigations, and specifically deny that the additional disclosure was required to supplement the proxy statement. The defendants agreed to provide the supplemental disclosures solely to minimize the cost of defending the litigation and to permit the special meeting of stockholders and the stockholder vote to proceed without delay.

There can be no assurance that the parties to the litigation will enter into a stipulation of settlement that the court will approve, or as to the outcome of the litigation if the court does not approve a settlement.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements that involve potential risks and uncertainties. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

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

This Management’s Discussion and Analysis section provides an overview of our financial condition as of March 31, 2014, and the results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes, as well as our Annual Report on Form 10-K for the year ended December 31, 2013. Results of interim periods may not be indicative of the results for subsequent periods or the full year.

Overview

Key financial highlights for the three months ended March 31, 2014 include (all comparisons are with the same period of 2013):

●	Revenues were $25.5 million, down 9.8% from $28.3 million; adjusted revenues declined 8.9% to $25.5 million from $27.9 million.
●	Procedure volume declined 8.4% to 14,898 from 16,272.
●	Average adjusted revenue per procedure declined to $1,709 from $1,717, due primarily to a $500-off price promotion in the 2014 quarter.
●	Medical professional and license fees were $5.8 million compared with $6.7 million. The decrease is due to lower procedure volume and favorable per-procedure fee negotiations with a key vendor in the second quarter of 2013.
●	Vision center direct costs were $10.1 million in both periods with increases in rent and bad debt expense in 2014 offset by reductions in laser maintenance and state and local taxes.
●	General and administrative expense decreased by $220,000 to $2.9 million from $3.1 million, due primarily to lower employee-related costs.
●	Marketing and advertising expense of $6.0 million decreased by $612,000. Marketing cost per eye was $400, compared with $404.
●	Depreciation expense decreased slightly to $490,000 from $556,000, due to slightly lower capital expenditures.
●	Operating loss was $344,000 compared with operating profit of $1.0 million. Adjusted operating loss was $407,000 compared with adjusted operating income of $691,000. Operating loss and adjusted operating loss for the first quarter of 2014 reflected lower procedure volume and revenues, transaction costs of $598,000 related to the merger agreement with PhotoMedex, partially offset by other expense reductions. The first quarter of 2013 included $219,000 of restructuring charges related to relocating the patient call center.
●	Net loss was $151,000, or $0.01 per share, compared with net income of $1.2 million, or $0.06 per share.
●	Cash and investments were $29.8 million as of March 31, 2014, compared with $28.7 million as of December 31, 2013.

We derive substantially all of our revenues from the delivery of laser vision correction procedures performed in our U.S. vision centers. Our revenues, therefore, depend on our volume of procedures, and are impacted by a number of factors, including the following:

●	General economic conditions and consumer confidence and discretionary spending levels,
●	Our ability to generate customers through our arrangements with vision plans, direct-to-consumer advertising, word-of-mouth referrals, and our partner network relationships,

●	The availability of patient financing,
●	Government mandated limits on flexible spending accounts,
●	Our ability to manage equipment and operating costs, and
●	The impact of competitors and discounting practices in our industry.

Other factors that impact our revenues include:

●	Deferred revenue from the sale, prior to June 15, 2007, of separately priced acuity programs, and
●	Our mix of procedures among the different types of laser technology.

Because our revenues are a function of the number of laser vision correction procedures performed and the pricing for these services, and many of our costs are fixed, our vision centers have a relatively high degree of operating leverage. As a result, our level of procedure volume can have a significant impact on our level of profitability. The following table details the total number of procedures performed at our vision centers. Total procedure volume includes laser vision correction, intraocular and implantable collamer lens procedures.

	2014	2013
First quarter	14,898	16,272
Second quarter	-	12,994
Third quarter	-	11,932
Fourth quarter	-	12,033
Year	14,898	53,231

As of March 31, 2014, we operated 60 LasikPlus® vision centers in the United States: 51 full-service LasikPlus® fixed-site laser vision corrections centers and nine LasikPlus® satellite centers. We include in the 60 vision centers four vision centers owned and operated by ophthalmologists who license our trademarks. The satellite vision centers perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market. We have also been working to establish and expand a partner network of eye care professionals to share patients who desire to have laser vision correction and other refractive surgeries.

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

	Three Months Ended March 31,
	2014	2013
Revenues
Reported U.S. GAAP	$25,531	$28,304
Adjustments
Amortization of prior deferred revenue	(70)	(369)
Adjusted revenues	$25,461	$27,935

Operating (loss) income
Reported U.S. GAAP	$(344)	$1,023
Adjustments
Amortization of prior deferred revenue	(70)	(369)
Amortization of prior professional fees	7	37
Adjusted operating (loss) income	$(407)	$691

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Same Period in 2013

Revenues

In the first quarter of 2014, revenues decreased by $2.8 million, or 9.8%, to $25.5 million from $28.3 million in the first quarter of 2013. Procedure volume decreased 8.4% to 14,898 in the first quarter of 2014 from 16,272 in the first quarter of 2013. The adjusted average reported revenue per procedure, which excludes the impact of deferring revenue from separately priced extended warranties, decreased to $1,709 in the first quarter of 2014 from $1,717 in the first quarter of 2013, but increased from $1,704 in the fourth quarter of 2013. The components of the revenue change include (dollars in thousands):

Decrease in revenue from lower procedure volume	$(2,359)

Impact from decrease in average procedure price, adjusted for revenue deferral	(115)

Change in deferred revenue	(299)

Decrease in revenues	$(2,773)

The decrease in procedure volume during the first quarter was driven, in part, by inclement weather during the quarter which disrupted our operations and negatively impacted procedure volume as demonstrated by 100 closed days or partially closed days among a number of our vision centers. Additionally, our results were negatively impacted by the timing of our price promotions and changes in marketing compared with last year.

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

●	General and administrative costs, including corporate headquarters and patient communication center staff expense, and other overhead costs,
●	Marketing and advertising costs, and
●	Depreciation of equipment and leasehold improvements.

Medical professional and license fees

Medical professional and license fees in the first quarter of 2014, totaling $5.8 million, decreased by $0.9 million, or 14.0% from the first quarter of 2013. The decrease is due to lower procedure volume and favorable per-procedure fee negotiations with a key vendor in the second quarter of 2013. The amortization of the deferred medical professional fees attributable to the sale of separately priced extended warranties in prior years was $7,000 in the first quarter of 2014 and $37,000 in the first quarter of 2013.

Direct costs of services

Direct costs of services were substantially unchanged in the first quarter of 2014 at $10.1 million. Bad debt expense increased $287,000 due to a shift in patient receivables to longer-term plans, as well as the prior year’s including a favorable adjustment due to improved collection experience, and rent expense increased primarily as a result of additional satellite centers. These increases were offset by favorable laser maintenance, sales tax, employee costs and finance fees, due to lower procedure volume and continued cost control.

General and administrative

General and administrative expenses decreased in the first quarter of 2014 by $220,000, or 7%, from the first quarter of 2013, due primarily to reductions in employee costs.

Marketing and advertising

Marketing and advertising expenses in the first quarter of 2014 decreased by $612,000, or 9.3%, from the first quarter of 2013. These expenses were 23.3% of revenues in the first quarter of 2014, compared to 23.2% during the same period of 2013. Due to lower procedure volume, adjusted marketing cost per eye, excluding spending on our cataract expansion initiatives, increased slightly to $398 in the first quarter of 2014 compared to $396 in the same period of 2013. Spending was delayed in the first quarter of 2014 due to an expiring promotion from the fourth quarter of 2013. We adjust our marketing spend levels continuously in an attempt to align spending levels with consumer demand. We are continuing to work to develop more efficient marketing techniques and expand local initiatives as a means to attract patients. Our future operating profitability will depend in large part on the success of our efforts in this regard.

Depreciation

Depreciation expense decreased in the first quarter of 2014 by approximately $66,000, or 11.9%, to $490,000 from $556,000 in the first quarter of 2013, due largely to reduced capital expenditures beginning in 2009 and prior period impairment charges and disposals of property and equipment as a result of closed vision centers.

Transaction costs

Transaction costs in the first quarter of 2014 were $598,000 compared to zero in the first quarter of 2013. Transaction costs included professional and regulatory fees incurred in connection with our anticipated merger with PhotoMedex.

Restructuring charges

During the first quarter of 2014 we recorded $6,000 in favorable adjustments to prior estimates in costs related to the relocation of our patient communication center. The first quarter of 2013 included $219,000 of restructuring charges related to relocating the patient call center.

Gain on sale of assets

No assets were sold at a gain or loss in the first quarter of 2014. Gain on sale of assets was $6,000 in the first quarter of 2013.

Non-operating income and expenses

Net investment income and other in the first quarter of 2014 increased $5,000.

Income taxes

Income tax expense for the first quarter of 2014 and 2013 included the interest on unrecognized tax benefits and state taxes in certain jurisdictions.

Liquidity and Capital Resources

At March 31, 2014, we held $29.8 million in cash and cash equivalents and short-term investments, an increase of $1.1 million from $28.7 million at December 31, 2013. Our cash flows from operating, investing, and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized as follows (dollars in thousands):

	Three Months Ending March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$1,818	$(1,029)
Investing activities	(76)	2,680
Financing activities	(464)	(231)
Net effect of exchange rate changes on cash and cash equivalents	(145)	(97)
Net increase in cash and cash equivalents	$1,133	$1,323

Cash provided by operating activities was $1.8 million for the three months ended March 31, 2014 compared to cash used in operating activities of $1.0 million for the same period of 2013.   The increase in cash from operating activities was a result of positive changes in working capital, offset partially by decreased earnings of $1.4 million in the three months ended March 31, 2014 compared with 2013. We continue to closely manage working capital with particular focus on ensuring timely collection of outstanding patient receivables and the management of our trade payable obligations. Efforts have continued regarding cost control and cash conservation in order to maintain efficiencies in many discretionary areas.

At March 31, 2014, working capital amounted to $19.8 million compared to $20.4 million at December 31, 2013. Liquid assets (cash and cash equivalents, short-term investments and accounts receivable) amounted to 200.5% of current liabilities at March 31, 2014, compared to 186.1% at December 31, 2013.

We continue to offer our own patient financing. As of March 31, 2014, we had $4.4 million in patient receivables, net of allowance for doubtful accounts, which was an increase of $230,000, or 5.5% from December 31, 2013. In 2014, the amount of revenue internally financed has remained unchanged compared to 2013 at approximately 7% of gross revenues. We continually monitor the allowance for doubtful accounts and will adjust our lending criteria or require greater down payments if our experience indicates it is necessary. However, our ability to collect patient accounts depends, in part, on overall economic conditions. Bad debt expense was approximately 1.5% of revenue for the three months ended March 31, 2014 and less than 1% for the three months ended March 31, 2013.

In 2013, we agreed to purchase for $2.3 million our excimer lasers previously leased from one of our vendors, with payment terms of 36 months at an interest rate of 3.5%. Our outstanding debt balance was $1.7 million at March 31, 2014. Our loan agreement contains no financial covenants and is secured by the lasers purchased.

As of March 31, 2014, the majority of our cash and investment portfolio is comprised of cash and cash equivalents due to the low investment yields in the current market.

We opened one satellite vision center and terminated our agreement with one ophthalmologist who licensed our trademarks during the three months ended March 31, 2014. We opened five satellite vision centers and three licensed vision centers during 2013. Capital expenditures for the three months ended March 31, 2014 and 2013 were $80,000 and $135,000, respectively.

Critical Accounting Estimates

There have been no material changes in the critical accounting policies described in Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2014. Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that material information is (1) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

Under the supervision of and with the participation of our management, including the CEO and CFO, an evaluation of our internal control over financial reporting was performed as of March 31, 2014. Based on this evaluation, management concluded that there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

For a discussion of legal proceedings see Note 10 in the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

For a discussion of risk factors attributable to our business, refer to Part 1, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors disclosed in the Annual Report.

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

LCA-VISION INC.

Date: May 8, 2014	/s/ Michael J. Celebrezze
Michael J. Celebrezze
Chief Executive Officer

Date: May 8, 2014	/s/ Amy F. Kappen
Amy F. Kappen
Chief Financial Officer